Form 10-K
period 1996-08-31
KITTY HAWK INC
filed 1996-11-27
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25202

                                KITTY HAWK, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                75-2564006
 (State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

                             1515 West 20th Street
                                P.O. Box 612787
              Dallas/Fort Worth International Airport, Texas 75261
                                 (972) 456-2200
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

On November 1, 1996, the aggregate market price of the voting stock held by nonaffiliates of the registrant was approximately $36.2 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On November 22, 1996, there were 10,450,000 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Kitty Hawk provides air freight charter services in the United States, emphasizing highly-reliable, time- sensitive services. The Company's air freight carrier owns 25 aircraft, 18 of which are currently used in scheduled airport-to-airport freight service under contracts primarily with major freight forwarders in North and Central America, the Pacific Rim and Europe. These contracts generally require the Company to supply aircraft, crew, maintenance, and insurance ("ACMI") and to meet certain on-time performance standards, while its customers are responsible for substantially all other operating expenses, including fuel. Additionally, Kitty Hawk provides same-day air logistics charter services in North America. Through its advanced, proprietary computer software, the Company manages delivery of extremely time-sensitive freight utilizing the on-demand charter services of both third-party air freight carriers and planes from the Company's fleet that are not then committed to ACMI service. The Company's principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, Dallas/Fort Worth International Airport, Texas 75261, its telephone number is (972) 456-2200 and its Internet address is http://www.kha.com. Unless the context otherwise requires, the "Company" or "Kitty Hawk" refers to Kitty Hawk, Inc., its predecessor and its subsidiaries.

AIR FREIGHT CARRIER

         General

         Kitty Hawk has owned and operated aircraft for on-demand air freight charter services since 1985. In 1987, the Company's air freight carrier was expanded to include ACMI contract charter service. Pursuant to ACMI contracts, the Company's air freight carrier provides scheduled charters carrying heavy-weight freight and mail for entities that engage primarily in next-day and two-day delivery service to their customers.

         Revenue Fleet

         The Company owns and operates 23 aircraft in revenue service. In addition, the Company owns one additional aircraft that it expects to place into revenue service prior to January 1997. These aircraft do not include (i) two Boeing 727-200 aircraft the Company recently entered into an agreement to purchase from Intrepid Aviation Partners, LLC, (ii) one Boeing 727-200 aircraft the Company recently entered into an agreement to purchase from International Aero Components, Inc., (iii) one Boeing 727-200F aircraft the Company recently entered into an agreement to purchase from International Technical Consultants, Inc., and (iv) the Company's undivided one-third interest in four Falcon 20 jet aircraft leased to a third-party operator. See "Item 1. Business -- Acquisition Program" and "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

         ACMI Contracts

         As an FAA Part 121 certificated carrier, the Company's air freight carrier provides primary lift capacity as well as additional lift capacity for overflow and seasonal freight transportation needs on an ACMI contract basis. During fiscal year 1996, ACMI contracts accounted for approximately 21.1% of the Company's total revenues.

         As of November 22, 1996, Kitty Hawk was operating eight Boeing 727-200Fs, seven Convairs and three Douglas DC-9-15Fs under ACMI contracts with Burlington Air Express, Inc., Ting Hong Oceanic Enterprises Co., Ltd., Pacific East Asia Cargo Airlines, Inc., DHL Airways, Inc., Emery Worldwide Airlines, Inc., and Pan Air Lineas, S.A.

         The Company's ACMI contracts typically require the Company to supply aircraft, crew, maintenance, and insurance, while its customers are responsible for substantially all other aircraft operating expenses, including fuel, fuel servicing, airport freight handling fees, landing and parking fees, ground handling expenses, and aircraft push-back costs. These ACMI contracts also typically require the Company to operate specific aircraft and/or provide minimum air freight capacity, and generally are terminable if the Company (i) fails to meet certain minimum performance levels, (ii) otherwise breaches the contract, or (iii) becomes subject to other customary events of default. The ACMI contracts also provide that the Company has exclusive operating control and direction of each aircraft the Company operates and that certain foreign-based customers must obtain any government authorizations and permits required to service the designated routes. Therefore, the Company's route structure is limited to areas in which customers gain access from the relevant governments. The Company is permitted under its ACMI Contracts to utilize, and, in fact often does utilize, its aircraft in on-demand service in the periods between ACMI contract flights.

         Burlington Air Express, Inc.

         Burlington Air Express, Inc. ("Burlington") currently leases under one ACMI contract five of the Company's Boeing 727-200Fs and under a separate ACMI contract two of the Company's Convairs and one of the Company's Douglas DC-9-15Fs. Under each contract, Burlington pays the Company a fixed fee for each scheduled round-trip flown by the Company and a per hour charge for any non-scheduled flight requested by Burlington.

         The Burlington Boeing 727-200F ACMI contract is for a term expiring on March 1, 1999, but pursuant to the terms of the contract, either party may upon thirty days' written notice terminate the services of one Boeing 727-200F aircraft immediately and one additional Boeing 727-200F aircraft on or after each of March 1, 1997, March 1, 1998 and September 1, 1998. In addition, Burlington may earlier terminate the contract if, among other reasons, the Company fails to meet certain performance standards or if majority ownership or control of the Company is acquired by a competitor of Burlington. The Company operates two Convairs and one Douglas DC-9-15F on behalf of Burlington pursuant to a contract between the parties on terms substantially similar to those set forth in the Boeing 727-200F ACMI contract between the parties.

         On-Demand Charter Service

         The air freight carrier provides on-demand charter service for customers of the Company's air logistics business. Approximately 7.1%, 8.7%, and 9.0% of the on-demand charters managed by the Company during fiscal years 1994, 1995, and 1996, respectively, were flown by the air freight carrier. These charters were flown mostly for GM. The Company also has flown its own aircraft on certain of the seasonal charters it has managed for the U.S. Postal Service.

         Maintenance

         The Company's aircraft require considerable maintenance in order to remain in compliance with FAA regulations. The Company estimates that at current rates of operation of its existing fleet, during the fiscal year 1997, the next scheduled major overhaul maintenance checks for six Boeing 727-200Fs will be completed and, during the fiscal year 1998, one will be completed. The Company does not anticipate any of its aircraft, at current rates of operation, requiring major overhaul maintenance checks during fiscal year 1999. The Company estimates that the service life of each of its revenue aircraft extends beyond the year 2000. Kitty Hawk historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks.

         Any equipment being placed on the Company's operating certificate is inspected and repaired prior to being utilized by the Company for either on-demand or ACMI contract charters. The Company's maintenance facilities enable it to perform all required airframe maintenance and minor engine repairs on the aircraft ranging from overnight "turnaround" checks to major airframe overhauls. The Company performs all maintenance for its fleet, including line maintenance, at its own maintenance facilities, except for repairs to avionics and overhauls of engines and airframes. All contract maintenance is performed by subcontracted FAA-approved maintenance facilities under the on-site supervision and/or inspection of Company quality assurance personnel. Management currently anticipates no difficulties in acquiring needed parts.

         Acquisition Program

         Kitty Hawk has embarked on a program of selective aircraft acquisitions. In October 1996, the Company sold 2,700,000 shares of Common Stock (the "Offering") raising net proceeds of approximately $30.1 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. Currently, the Company has entered into agreements to purchase four of these five aircraft. Any jet aircraft not in use on an ACMI contract charter route may be employed in on-demand service.

         In September 1996, the Company entered into an agreement to purchase from Intrepid Aviation Partners, LLC for an aggregate purchase price of $7.0 million two Boeing 727-200 aircraft, which aircraft represent two of the five Boeing 727-200 aircraft the Company intends to purchase with the net proceeds of the Offering. Both aircraft are currently utilized in passenger service and the Company intends to commence noise suppression and cargo conversion modifications immediately upon their delivery. Subject to fulfillment of customary final inspections and closing conditions, both aircraft are to be delivered in January 1997.

         In November 1996, the Company entered into an agreement to purchase from International Aero Components, Inc. for an aggregate purchase price of $675,000 one Boeing 727-200 aircraft, which represents one of the five Boeing 727-200 aircraft the Company intends to purchase with the net proceeds of the Offering. The purchase price does not include three P&W JT8D-7B aircraft engines. The Company intends to commence cargo conversion modifications immediately upon its delivery. Subject to fulfillment of customary final inspections and closing conditions, this aircraft is to be delivered by the end of November 1996.

         In November 1996, the Company entered into an agreement to purchase from International Technical Consultants, Inc., for an aggregate purchase price of $4.7 million, one Boeing 727-200F aircraft, which also represents one of the five Boeing 727-200 aircraft the Company intends to purchase with the net proceeds of the Offering. Subject to fulfillment of customary final inspections and closing conditions, this aircraft is to be delivered by the end of November 1996.

         The Company recently acquired an undivided one-third interest in four Falcon 20 jet aircraft and pursuant to a co-ownership agreement leases such aircraft to a third-party operator for cargo charter service. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

AIR LOGISTICS

         General

         On-demand air charters of heavy-weight freight generally are used when "next-flight-out" delivery services of commercial airlines or the next-day delivery services of air freight companies or other service providers cannot meet the customer's delivery deadline. Utilizing a proprietary computerized database, the Company's air logistics services involve coordinating "door-to-door" transportation by arranging for ground pick-up, loading, air transportation, unloading, and ground delivery of the freight. The most frequent use of on-demand charters is to deliver manufacturing or replacement parts to avoid a work stoppage. Manufacturers who employ the "just-in-time" methodology encourage the order and delivery of inventory just before it is needed at the assembly plant. On-demand charters also are used to transport replacement parts on an expedited basis so that critical equipment can be kept operational or put back in service to avoid or minimize the length of a shut-down. Firms that are reducing inventory and shortening product cycle times through direct air shipments also use on-demand charters.

         The customers of the Company's on-demand air logistics services include companies that are engaged in industries such as automotive, chemical, computer, mail and bulk package delivery, retail merchandising, and oil field service and equipment. Typically, the premium costs incurred in utilizing on-demand charters to achieve expedited same-day delivery are justified by the Company's customers on the basis that greater costs would otherwise be incurred as a result of a work stoppage or having to maintain greater inventory levels. A significant portion of all on-demand, same-day air freight charters in North America is accounted for by the automotive industry. The importance of the automotive industry to on-demand air charters reflects the large number of automobile parts, the complexity of an automotive manufacturer's supplier and assembly plant network, and the high cost of shutting down production facilities. Kitty Hawk believes that "just-in-time" inventory systems have increased the use of on-demand air charters by the automotive industry and that on-demand air charters are an integral cost of such "just-in-time" inventory management systems. Because automotive manufacturers generally carry less inventory than in the past, unanticipated parts shortages may occur more frequently.

         Delivery of Logistics Services

         For fiscal year 1996, Kitty Hawk arranged an average of approximately 44 on-demand charters per day. Each transaction originates from a customer's telephonic request to arrange a charter answered by one of the Company's 16 full-time account managers who are on duty 24 hours per day, 365 days per year. The Company believes it provides dependable service on a cost-effective basis because of its computerized database, information software, and tracking systems, its training of account managers, and its standardized charter management procedures.

         Database, Information Software, and Tracking Systems

         Database System. Kitty Hawk believes that its database is critical to its ability to arrange on-demand air charters in a timely and reliable manner. The Company maintains in its database a carrier profile for over 500 air freight carriers that provide on-demand charter service. The Company has developed and is testing an Internet system to provide its account managers with real-time updates on available third party on-demand air charter aircraft across North America. The most utilized carriers are visited by Company representatives at least annually to inspect the carrier's facilities and equipment and to update the carrier database. The database also contains information concerning ground transportation and aircraft loading companies in North America that is similar to its information concerning air carriers.

         Information Software System. The Company's logistics system was developed in 1990 to automate access to the Company's database and has been frequently revised and improved. This system provides on-screen information regarding air carriers, aircraft type and specifications, fuel suppliers, cargo handlers, and surface carriers, along with relevant cost information. In addition, Kitty Hawk is an on-line subscriber to Jeppesen's Flight Planning and Kavouras Meteorological services. The flight planning services provided by Jeppesen integrate airport analyses (comprised of runway lengths, altitudes, hours of operation and noise abatement procedures) with the current weather data and other information to provide an automated flight plan. This flight planning service then transmits electronically the automated flight plan to the pilot and to the FAA contemporaneously.

         Tracking System. In December 1993, the Company began operation of its HawkEye system, which was developed internally by its full time programming and computer support staff. HawkEye allows account managers to track an aircraft's progress from origin to destination on his or her computer screen and on the main projection board of the control room. Aircraft icons show each flight, its direction, and information about the flight including the type of aircraft, the flight number, its current altitude, ground speed, distance to destination, and times of departure and estimated arrival. The data supporting the HawkEye System is a direct data feed obtained from the FAA's Air Traffic Control computer system.

         U. S. Postal Service

         Of the Company's total revenues in fiscal year 1996, the U.S. Postal Service accounted for $21.3 million (14.9%). Of these revenues, $19.7 million (92.5%) were attributable to the Company's air logistics business in connection with its management of seasonal Christmas charters flown by third-party air cargo carriers, and $1.6 million (7.5%) were attributable to the air freight carrier for ACMI contract charters flown by the Company on designated routes. Of the Company's gross profits from air logistics in fiscal year 1996, the U.S. Postal Service accounted for $3.8 million (40.6%).

         Since 1986, Kitty Hawk has managed Christmas season charters for the U.S. Postal Service utilizing third-party air freight carriers in order to provide additional lift capacity for this peak period. Of the Company's total revenues for fiscal year 1996, these Christmas season managed charters accounted for $19.7 million (13.8%). The U.S. Postal Service awards contracts periodically pursuant to a public bidding process that considers quality of service and other factors. Bids for contracts to provide these Christmas season charters generally are submitted in the summer of each year and are typically awarded during the following fall. The Company recently was awarded a contract with the U.S. Postal Service for the 1996 Christmas season peak mailing period.

         Relationship With GM

         Under the terms of its agreement with GM (the "GM Agreement"), the Company's air logistics business is encouraged to utilize the air freight carrier but is prohibited from (i) placing with the Company's air freight carrier in excess of 30% of the total number of air charters arranged for GM in any calendar year and (ii) placing with the Company's air freight carrier charters producing revenue in excess of 30% of the total revenue derived from air charters arranged for GM in any calendar year. In fiscal year 1996, the Company's air freight carrier flew 885 on-demand charters (or 8.7% of total charters arranged for GM by the Company's air logistics business) resulting in $11.8 million of revenues to the Company (or 20.2% of the total revenues derived by the Company from GM). The GM Agreement does not provide for automatic fuel price adjustments.

         The term of the GM Agreement extends through May 1997 and thereafter from month-to-month until terminated by thirty days' written notice. The GM Agreement, however, stipulates that in the event of an irreconcilable difference, either party may, with or without cause, terminate the agreement following a quarterly review meeting by giving the other party at least 30 days' prior written notice thereof. Furthermore, GM may terminate the GM Agreement on ten days' written notice if there is a change in (i) management of Kitty Hawk Charters, Inc., the Company's wholly-owned subsidiary, through which the Company's air logistics business is conducted, or (ii) the stock ownership of the Company such that (a) Mr. Christopher no longer holds a majority of the outstanding Common Stock of the Company or (b) a major automobile manufacturer acquires more than 20% of the outstanding Common Stock of the Company, unless such changes are communicated to GM at least 60 days prior to the effective date and GM concurs with the changes.

         Of the Company's total revenues in fiscal year 1996, GM accounted for $58.4 million (41.0%). Of the revenues from GM, $46.6 million (79.8%) were attributable to air logistics primarily in connection with on-demand charters flown by third-party air cargo carriers, and $11.8 million (20.2%) were attributable to on-demand charters flown by the Company's air freight carrier. Of the Company's gross profits from air logistics in fiscal year 1996, GM accounted for $3.5 million (37.3%). GM accounted for 61.1% of the total number of on-demand charters that were flown by the air freight carrier in 1996. In addition to GM, the Company believes approximately 16.3% of its total revenues in fiscal year 1996 were generated from services provided to other participants in the U.S. automotive industry, a substantial portion of which the Company believes were GM suppliers.

SEASONALITY

         Certain customers of the Company engage in seasonal businesses, especially the U.S. Postal Service, GM, and other customers in the automotive industry. As a result, Kitty Hawk's air logistics business has historically experienced its highest quarterly revenues and profitability in its second fiscal quarter due to the peak activity of the U.S. Postal

Service during the Christmas season and in its first and fourth fiscal quarters when production schedules of the automotive industry typically increase.

         The following table reflects certain selected quarterly operating results, which have not been audited or reviewed, for each quarter since the fiscal quarter ended August 31, 1994. The information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. The Company's results vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                      FISCAL QUARTER ENDED
                                  -----------------------------------------------------------------------------------------------
                                  NOVEMBER 30,   FEBRUARY 28, MAY 31,   AUGUST 31, NOVEMBER 30, FEBRUARY 29,   MAY 31,  AUGUST 31,
                                     1994          1995       1995        1995        1995         1996        1996       1996
                                  -----------    -----------  -------   ---------  -----------  ----------    -------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues                        $29,593      $31,743   $16,835    $25,539      $36,045      $48,577  $22,504     $35,289

Gross profit                            5,210        6,290     2,310      4,368        5,936        8,190    3,265       6,124

Operating income loss                   3,310        3,912       660      1,463        3,564        2,447      897       2,126

Net income (loss)                       1,960        2,298       192       (34)        1,956        1,273      182         698

Net income (loss) per share           $  0.25      $  0.29   $  0.02    $(0.01)      $  0.25      $  0.16  $  0.02     $  0.09


EMPLOYEES

         At August 31, 1996, Kitty Hawk employed approximately 295 full-time personnel, of which 49 were involved in sales and administrative functions and 246 in maintenance and flight operations (including 136 pilots). The Company is not party to any collective bargaining agreements.

GOVERNMENT REGULATION

         The Company's air freight carrier is subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT is primarily responsible for regulating economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, consumer protection, unfair methods of competition, and transportation of hazardous materials. The FAA is primarily responsible for regulating air safety and flight operations, including, among other things, airworthiness requirements for each type of aircraft the Company's air freight carrier operates, pilot and crew certification, aircraft maintenance and operational standards, noise abatement, airport slots, and other safety- related factors. In addition, the Company's air freight carrier is subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency.

         The Company's operations are subject to routine, and periodically more intensive, inspections and oversight by the FAA. Following a review of safety procedures at ValuJet, Inc., the FAA adopted changes to the FAA's and air carriers' oversight of contract maintenance and training procedures. The Company believes it is currently in compliance with such changes.

         The FAA has proposed amendments to its flight and rest time regulations which, if adopted as proposed, could restrict the ability of the Company to respond to a shipper's request for same day delivery and/or would require the Company to hire and train additional qualified pilots to perform the Company's flight operations.

         The adoption of new laws, policies, or regulations or changes in the interpretation or application of existing laws, policies, or regulations, whether by the FAA, the DOT, the United States government, or any foreign, state, or local government, could have a material adverse impact on Kitty Hawk and its operations.

         The Company's revenue fleet is comprised of nine Boeing 727-200F aircraft manufactured between 1969 and 1978, five Douglas DC-9-15F aircraft manufactured during 1967 and 1968, and nine turbo-prop Convairs manufactured between 1948 and 1957. Manufacturer's Service Bulletins ("Service Bulletins") and FAA Airworthiness Directives ("Directives") issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

         Airline operators must comply with FAA noise standard regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations"). The Noise Regulations affect the Company's five Douglas DC-9-15Fs and its ten Boeing 727-200Fs (the "Jet Fleet"). Four of the aircraft in the Jet Fleet are currently in compliance with Stage III noise control standards. By the following deadlines, the Company must bring the Jet Fleet into Stage III compliance to the extent indicated: December 31, 1996, 50%; December 31, 1998, 75%; and January 1, 2000, 100%. Kitty Hawk intends to comply with the next deadline of December 31, 1996 by modifying one of its DC-9-15Fs and two of its Boeing 727-200Fs with noise suppression kits during November and December of 1996 for a total cost of $6.8 million (FAA rules permit rounding down to the next whole aircraft to determine 50% of fleet size). In addition to three firm orders for noise suppression kits, the Company currently holds an option for six noise suppression kits and their installation for Boeing 727-200Fs at a cost of $2.6 million for each aircraft modified. Certain airport operations have adopted local regulations which, among other things, impose curfews and other noise abatement requirements.

         The DOT and the FAA have the authority to modify, amend, suspend, or revoke the authority and licenses issued to the Company for failure to comply with the provisions of law or applicable regulation. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on Kitty Hawk. The DOT and the Environmental Protection Agency exercise regulatory jurisdiction over the transportation of hazardous materials. The Company may from time to time transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility for compliance with these regulations and are responsible for proper packaging and labeling. Substantial civil monetary penalties can be imposed on both shippers and air carriers for infractions of these regulations.

         Certain of the Company's air freight carrier operations are conducted wholly between two or more points that are all located outside of the United States. As with the certificates and license obtained from U.S. authorities, the Company must comply with all applicable rules and regulations imposed by these foreign aeronautical authorities or be subject to the suspension, amendment or modification of its operating authorities.

         On August 27, 1996, a 6.25% federal transportation excise tax applicable to air freight transportation was reinstated through December 31, 1996. A Commission has been established to determine whether the excise tax should be continued after December 31, 1996 or replaced with a user fee or other funding device.

         The Company understands the FAA has established an internal procedure to review approvals for new and existing transport category airplane cargo door and other modifications that could affect the Company's fleet of Boeing 727-200F aircraft. The Company believes that as a result of this FAA review, refinements to existing and future cargo door and other modifications may be required in 1997 or thereafter. While it is unknown at this time the precise nature of the refinements that may be required, if any, or the impact of the refinements on Kitty Hawk's fleet of Boeing 727-200F aircraft, compliance with any such refinements could have a material adverse impact on Kitty Hawk and its operations.

         Under current federal aviation law, the Company's air freight carrier could cease to be eligible to operate as an air freight carrier if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air freight carrier certificate, the president and two-thirds of the directors and officers of an air carrier must be U.S. citizens. All of the Company's directors and officers are U.S. citizens. Furthermore, (i) the Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22 1/2% of the votes voting on or consenting to any matter and (ii) the Bylaws do not permit non-U.S. citizens to serve as directors or officers of the Company.

INSURANCE

         The Company is vulnerable to potential losses which may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. The Company is required by the DOT to carry liability insurance on each of its aircraft, and each of the Company's aircraft leases and ACMI contracts also requires the Company to carry such insurance. Any extended interruption of the Company's operations due to the loss of an aircraft could have a material adverse effect on the Company. The Company currently maintains public liability and property damage insurance and aircraft liability insurance for each of the aircraft in the revenue fleet in amounts consistent with industry standards. All-risk aircraft hull insurance is maintained for all aircraft in the revenue fleet other than the Convairs. The Company maintains baggage and cargo liability insurance if not provided by its customers under ACMI contracts. Although the Company believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on the Company's financial condition and could affect the ability of the Company to obtain insurance in the future.

         The Company attempts to monitor the amount of liability insurance maintained by the third-party carriers utilized in its air logistics business through, among other things, the obtaining of certificates of insurance.

COMPETITION

         The market for air freight carrier services has been and is expected to remain highly competitive. Kitty Hawk competes with other air freight carriers with regard to furnishing on-demand charters and ACMI contract charters. The Company believes that the basis for such competition is price, quality of service, and the location and performance characteristics of aircraft. The Company's air freight carrier is also subject to competition from other modes of transportation including, but not limited to, railroads and trucking. Numerous competitors of Kitty Hawk provide or coordinate door-to-door air freight charters on an expedited basis. The market for air logistics also has been and is expected to remain highly competitive. The Company's principal competitors for on-demand air logistics services are other air logistics companies, air freight carriers which seek to book charters directly with customers, and air freight companies that offer expedited service. During the last two years, each of Emery Worldwide, FedEx, and the United Parcel Service have entered the expedited freight business by offering "next-flight-out" service.

         The Company's ability to attract and retain business also is affected by the decisions of the transportation departments of commercial and industrial businesses whether, and to what extent, to coordinate their own transportation needs. Prior to 1990, GM conducted its air logistics business in-house. GM and certain other customers maintain transportation departments that could be expanded to manage charters in-house which could have a material adverse effect on Kitty Hawk. With respect to the Company's ACMI contract charter business, the Company could be adversely affected by the decision of certain of its certificated customers to acquire additional aircraft, or by its uncertificated customers to acquire and operate their own aircraft, to service routes currently serviced by Company aircraft. Many of the Company's competitors and customers have substantially greater financial resources than the Company.

ITEM 2.  PROPERTIES

         Kitty Hawk occupies a 40,000 square foot facility located at Dallas/Fort Worth International Airport. This facility includes administrative offices, maintenance work areas, and hangar and parts storage facilities as well as flight operations and training facilities. The Company has an option to purchase the building, subject to the consent of the Dallas/Fort Worth Regional Airport Board, with an exercise price of $1.99 million at August 31, 1996, which option amount decreases by $5,000 per month, pursuant to a five-year lease agreement that commenced March 1, 1993. The option to purchase the property will expire on March 1, 1997. There is no stated renewal on the lease. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

         In addition, the Company maintains an approximately 20,000 square foot secondary maintenance facility located in Ypsilanti, Michigan comprised of a maintenance work area, hangar and an area for the storage of certain aircraft repair parts and maintenance items. Additionally, Kitty Hawk rents small parts storage spaces at a number of origin airports and apartments in various locations for flight crew layovers.

ITEM 3.  LEGAL PROCEEDINGS

         ANET Litigation

         The U.S. Postal Service selected the Company's air freight carrier in September 1992 as the successful bidder on a contract for a multi-city network of air transportation services supporting the U.S. Postal Service's Express Mail system. Another air freight carrier (the "Co-Bidder") was associated with the Company in the successful bid (the "ANET bid"). Two unsuccessful bidders, including Emery Worldwide Airlines, Inc. ("Emery") (the incumbent), sued to enjoin the award. This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the U.S. Postal Service terminated the Company's contract for convenience and awarded the contract to Emery. In lieu of damages for the contract's termination, the U.S. Postal Service paid $10.0 million into an escrow account to be divided between the

Company and the Co-Bidder. Also under the settlement, Emery delivered releases of the Company's contractual obligations to purchase more than $40 million in aircraft and equipment, paid $2.7 million into the escrow account, and agreed to pay $162,500 into the escrow each quarter for up to 10 years so long as the Emery contract remained in effect.

         Before settling the ANET litigation, the Company, Mr. Christopher, the Co-Bidder and the Co-Bidder's stockholder agreed, among other things, to hold the escrowed funds in escrow until they had agreed upon an allocation and distribution, or until the matter was resolved by binding arbitration. Subsequent disagreements led to litigation and arbitration among the Company, Mr. Christopher, the Co-Bidder and the Co-Bidder's stockholder that were resolved pursuant to a comprehensive settlement reached in August 1994. Under the comprehensive settlement, the Company received approximately $3.5 million in cash from the escrowed funds, and obtained a Boeing 727-200. Also under the comprehensive settlement agreement, Mr. Christopher received rights to one-half of any future contingent quarterly payments from Emery.

         Qui Tam Litigation

         In March 1995, the Company was served with a complaint filed on behalf of the U.S. government by a third-party plaintiff seeking to share a recovery under the Federal False Claims Act (the "Act"). The suit, filed in May 1994 in the federal district court for the District of Columbia, was filed under seal in accordance with the Act, to enable the U.S. Government to review the claim before its disclosure to the defendants. The U.S. Government declined to pursue the claim, but the third-party plaintiff chose to continue. The suit claimed that the Company and the Co-Bidder fraudulently failed to disclose to the U.S. Postal Service, both in the ANET bid and in the settlement of the ANET litigation, that some of the aircraft the Company proposed to purchase and use to perform the contract were aging aircraft with high use, and claimed that the Company, the Co-Bidder and Emery similarly fraudulently conspired in connection with the settlement of the ANET litigation. The suit sought to recover treble the $10 million settlement payment made by the U.S. Postal Service in settling the ANET litigation, plus the third-party plaintiff's costs and fees.

         In May 1996, the court granted the Company its motion to dismiss the suit and awarded the Company its attorneys' fees and costs. The plaintiff has asked the court to reconsider its ruling. The Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

         Litigation about Charter Agreement

         The Company filed suit in the 14th Judicial District Court of Dallas County, Texas against Express One International, Inc. ("Express One") in July 1992 claiming under a one-year aircraft charter by Express One to the Company that Express One breached its obligations and seeking actual damages of approximately $60,000. Express One counterclaimed that the Company wrongfully repudiated the charter and fraudulently induced Express One to provide services not required by the charter. Express One claimed damages of $356,718 for services allegedly performed, $1,140,000 for additional fees it would have received under the charter, an unspecified amount of punitive damages, and additional amounts for its attorneys' fees and costs.

         In February 1995, a jury verdict awarded the Company $25,000 in damages plus its attorneys' fees and denied Express One's counterclaims. In May 1995, the court entered judgment in favor of the Company for $25,000 in damages, for $148,115 in attorneys' fees through trial, and for additional attorneys' fees if Express One appealed. Before the time for appeal expired, Express One filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Texas (Sherman Division). The Company filed its claim based on the judgment in the bankruptcy proceeding. In November 1995, Express One filed an appeal, to which the Company responded. Kitty Hawk does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted under the symbol "KTTY" on the Nasdaq National Market. Prior to the Company's initial public offering in October 1996, there was no established public trading market for the Company's Common Stock. According to the records of the Company's transfer agent, at November 18, 1996, the Company had approximately twenty-one stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

         The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's Credit Agreement with Wells Fargo Bank, National Association and Bank One, Texas, N.A. restrict Kitty Hawk's ability to declare and pay dividends to its stockholders during any fiscal year to an amount not to exceed 25% of the Company's net income during the immediately preceding fiscal year.

         The Company granted certain unregistered options to Mr. Tilmon J. Reeves and Mr. Richard R. Wadsworth in October 1994. All such options were issued in connection with employment or consulting services rendered pursuant to Rule 701 and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Both stock options were cancelled on June 12, 1996. See "Item 11. Executive Compensation."

         The Company granted certain unregistered options to Messrs. Reeves and Wadsworth in December 1995 and June 1996, respectively. All such options were issued in connection with employment or consulting services rendered pursuant to Rule 701 and/or Section 4(2) of the Act, as amended. Both stock options were exercised at an exercise price of $0.01 per share on June 26, 1996. The unregistered common stock issued upon exercise of such options was issued to Messrs. Reeves and Wadsworth pursuant to Rule 701, Section 4(2) and/or Section 3(a)(9) of the Act. See "Item 11. Executive Compensation."

ITEM 6.  SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

         The following table sets forth selected financial and operating data with respect to Kitty Hawk for each of the fiscal years indicated. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K. The selected income statement and balance sheet data as of and for each of the fiscal years ended August 31, 1992 through 1996 has been derived from audited consolidated financial statements of the Company.

                                                                FISCAL YEAR ENDED AUGUST 31,
                                                         -----------------------------------------------
                                                          1992      1993      1994      1995       1996
                                                         ------    ------    ------    -------    ------
INCOME STATEMENT DATA (IN THOUSANDS, EXCEPT PER
 SHARE AMOUNTS):

Revenues:

  Air freight carrier                                   $ 6,760  $ 12,939  $ 28,285  $ 41,117   $ 52,922

  Air logistics                                          45,893    52,840    79,415    62,593     89,493
                                                        -------   -------   -------   -------    -------
Total revenues                                           52,653    65,779   107,700   103,710    142,415

Total costs of revenues                                  48,465    55,201    92,951    85,532    118,900
                                                        -------   -------   -------   -------    -------
Gross profit                                              4,188    10,578    14,749    18,178     23,515

General and administrative expenses                       2,930     4,394     6,013     7,832      9,080

Non-qualified profit sharing expense                         --       250       732     1,001      1,170

Stock option grants to executives                            --        --        --        --      4,231(1)
                                                        -------   -------   -------   -------    -------
Operating income                                          1,258     5,934     8,004     9,345      9,034

Interest expense                                           (157)     (134)     (343)   (1,185)    (1,859)

Contract settlement income, net(2)                           --       725     1,178        --         --

Loss on asset disposal                                       --        --        --        --       (589)

Other income (expense)                                      287       193      (432)     (601)       291
                                                        -------   -------   -------   -------    -------
Income before income taxes                                1,388     6,718     8,407     7,559      6,877

Income taxes                                                375     2,613     3,146     3,143      2,768
                                                        -------   -------   -------   -------    -------
Net income                                              $ 1,013   $ 4,105   $ 5,261   $ 4,416    $ 4,109(1)
                                                        =======   =======   =======   =======    =======
Net income per share                                      $0.12   $  0.52   $  0.66   $  0.55    $  0.52(1)
                                                        =======   =======   =======   =======    =======
Weighted average common and common
equivalent shares outstanding                             8,671     7,968     7,968     7,968      7,928

OPERATING DATA:

Air Freight Carrier
  Revenue aircraft owned (at end of                          11        10        15        21         22
  period)

  Flight hours flown(3)                                   3,567     7,030    11,795    15,183     20,237

  Number of on-demand charters flown                        292       752     1,182     1,238      1,448

  Number of ACMI contract charters flown                    655     1,314     1,734     2,601      3,493

Air Logistics
  Number of on-demand charters managed(4)                 8,708     9,748    16,713    14,198     16,043

BALANCE SHEET DATA (IN THOUSANDS):

Working capital                                         $   895  $  4,679  $  4,223  $  1,747   $ (6,962)(5)

Total assets                                              9,874    18,598    37,911    47,954     79,828

Long-term debt, including current                         2,367       976     9,145    16,981     36,912

maturities

Stockholders' equity                                      3,184     7,289    12,550    16,966     23,639

----------

(1) Results for fiscal year ended August 31, 1996, lack comparability to prior periods because such period includes nonrecurring grants to two executive officers of stock options that resulted in a charge to earnings of approximately $4,231,000. Had these grants of stock options not occurred, net income for fiscal year ended August 31, 1996 would have been approximately $6,637,000 and net income per share would have been $0.84. See "Item 11. Executive Compensation."

(2) Reflects sums received in settlement of litigation. See "Item 3. Legal Proceedings -- ANET Litigation" and Note 5 of Notes to Consolidated Financial Statements.

(3) As reported by the Company to the FAA.

(4) Includes on-demand charters flown by the Company's air freight carrier.

(5) Working capital includes a $10 million Revolving Credit Facility classified as a current liability, that the Company is in negotiations to refinance over a long-term period. Had this Revolving Credit Facility been refinanced, working capital for fiscal year 1996 would have been $3,038,000. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Revenues. The Company's revenues are derived from two related businesses: (i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from ACMI contract and on-demand charters flown with Company aircraft. Air logistics revenues are derived substantially from on-demand air freight charters arranged by Kitty Hawk for its customers utilizing the flight services of third-party air freight carriers. With respect to on-demand charters that are arranged by the Company and flown by its air freight carrier, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues.

         GM and the U.S. Postal Service have accounted for a substantial majority of the Company's revenues for the last three fiscal years. A contract with GM for on-demand charters produced revenues of $67.9 million, $48.9 million, and $58.4 million in fiscal years 1994, 1995, and 1996, respectively, which represented 63.1%, 47.1%, and 41.0% of the Company's total revenues for such periods. Of the revenues derived from GM for fiscal years 1994, 1995, and 1996, 15.4%, 20.8%, and 20.2%, respectively, were attributable to the air freight carrier and 84.6%, 79.2%, and 79.8%, respectively, were attributable to air logistics. Revenues derived from GM for fiscal years 1994, 1995, and 1996 constituted 36.9%, 24.7%, and 22.3%, respectively, of the revenues derived from the air freight carrier business and 72.4%, 61.9%, and 52.1%, respectively, of the revenues derived from the air logistics business. Of the Company's gross profits from air logistics in fiscal years 1994, 1995, and 1996, GM accounted for $3.0 million (50.4%), $1.4 million (27.1%), and $3.5 million (37.3%), respectively.

         The U.S. Postal Service accounted for revenues of $11.1 million, $10.0 million, and $21.3 million in fiscal years 1994, 1995, and 1996, respectively, which represented 10.3%, 9.7%, and 14.9% of the Company's total revenues for such periods, respectively. Of the revenues derived from the U.S. Postal Service for fiscal years 1994, 1995, and 1996, 74.5%, 59.6%, and 92.5%, respectively, were attributable to air logistics for seasonal Christmas charters flown by third-party air freight carriers and 25.5%, 40.4%, and 7.5%, respectively, were attributable to the air freight carrier for ACMI contract charters. Revenues derived from the U.S. Postal Service for fiscal years 1994, 1995, and 1996, constituted 10.0%, 9.9%, and 3.0%, respectively, of the revenues derived from the air freight carrier business and 10.4%, 9.6%, and 22.0%, respectively, of the revenues derived from the air logistics business. Of the Company's gross profits from air logistics in fiscal years 1994, 1995, and 1996, the U.S. Postal Service accounted for $2.0 million (33.8%), $1.0 million (18.9%), and $3.8 million (40.6%), respectively.

         Burlington Air Express, Inc. accounted for revenues of $15.6 million in fiscal year 1996, which represented 10.9% of the total revenues for such period and constituted 28.5% of the revenues derived from the air freight carrier business and 0.6% of the revenues derived from the air logistics business. Of these revenues, 96.8% were attributable to the air freight carrier for ACMI contract charters and 3.2% were attributable to air logistics.

         Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier consist of the costs for the maintenance and operation of its aircraft including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance, and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for the ACMI contract charters is generally provided by the customer or billed to them on a direct pass-through basis. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third-party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown by the air freight carrier, all related air transportation expenses are allocated to the air freight carrier and all related cargo ground handling and transportation expenses are allocated to air logistics.

         Under an earlier version of the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan, the Company awarded semiannual cash bonuses to its employees. The aggregate amount of the bonuses for each of fiscal years 1994, 1995, and 1996, have equaled 8.0%, 11.7%, and 9.5% of the Company's income before the deduction of income taxes, stock option grant to executives and the bonuses that were paid under the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan.

         Significant Events Affecting Comparability of Results of Operations. Since September 1, 1993, several events have affected the comparability of results of operations for each of the last three fiscal years. In fiscal year 1996, the Company granted Messrs. Reeves and Wadsworth options to purchase 390,707 and 153,567 shares of Common Stock, respectively, for an exercise price of $0.01 per share, that resulted in a charge to earnings of approximately $4,231,000. In fiscal year 1995, the Company expensed approximately $727,000 relating to the Company's attempted initial public offering. In fiscal year 1994, contract settlement income amounted to approximately $1,178,000. See Note 5 to Consolidated Financial Statements.

        Recent Developments. Due to recent strikes and labor disruptions at certain GM plants, there has been a decrease during the first quarter of fiscal 1997 in the number of charters flown by the Company's air logistics business. The Company believes these strikes and labor disruptions have been settled and does not anticipate the adverse impact of such strikes and labor disruptions to extend beyond the end of the 1996 calendar year.

RESULTS OF OPERATIONS

         The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                                 FISCAL YEAR ENDED AUGUST 31,
                             -----------------------------------------------------------
                                    1994                1995                  1996
                             -----------------    -----------------    -----------------
Air freight carrier:
  Revenues  . .  . . . . .   $28,285     100.0%   $41,117     100.0%   $52,922     100.0%
  Costs of revenues  . . .    19,550      69.1     28,104      68.4     38,760      73.2
                             -------   -------    -------   -------    -------   -------
  Gross profit . . . . . .   $ 8,735      30.9%   $13,013      31.6%   $14,162      26.8%
                             =======   =======    =======   =======    =======   =======

Air logistics:
  Revenues  . .  . . . . .   $79,415     100.0%   $62,593     100.0%   $89,493     100.0%
  Costs of revenues  . . .    73,402      92.4     57,428      91.7     80,140      89.5
                             -------   -------    -------   -------    -------   -------
  Gross profit . . . . . .   $ 6,013       7.6%   $ 5,165       8.3%   $ 9,353      10.5%
                             =======   =======    =======   =======    =======   =======


         The following table presents, for the periods indicated, consolidated income statement data expressed as a percentage of total revenues:


                                     FISCAL YEAR ENDED AUGUST  31,
                                     -----------------------------
                                       1994      1995      1996
                                     --------  --------  ---------
Revenues:
  Air freight carrier ..............    26.3%     39.6%     37.2%
  Air logistics ....................    73.7      60.4      62.8
                                       -----     -----     -----
Total revenues .....................   100.0     100.0     100.0
Total costs of revenues ............    86.3      82.5      83.5
                                       -----     -----     -----
Gross profit .......................    13.7      17.5      16.5
General and administrative expenses      5.6       7.6       6.4
Non-qualified profit sharing expense     0.7       0.9        .8
Stock option grants to executives ..     --        --        3.0
                                       -----     -----     -----
Operating income ...................     7.4       9.0       6.3
Interest expense ...................    (0.3)     (1.1)     (1.3)
Contract settlement income, net ....     1.1       --        --
Loss on asset disposal .............     --        --       (0.4)
Other income (expense) .............    (0.4)     (0.6)      0.2
                                       -----     -----     -----
Income before income taxes .........     7.8       7.3       4.8
Income taxes .......................     2.9       3.0       1.9
                                       -----     -----     -----
Net income .........................     4.9%      4.3%      2.9%
                                       =====     =====     =====

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

         Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $20.7 million and $30.1 million, or 39.2% and 56.8%, respectively, of total air freight carrier revenues for fiscal year 1996, as compared to $18.1 million and $20.9 million, or 44.2% and 50.8%, respectively, for fiscal year 1995. ACMI contract charter revenues for fiscal year 1996, increased 44.0% over fiscal year 1995, primarily as the result of additional Boeing 727-200F ACMI contract charters. Revenues from on-demand charters flown by Company aircraft for fiscal year 1996 increased 14.0% from the comparable prior year period. For fiscal year 1996, as compared to fiscal year 1995, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

         Revenues -- Air Logistics. Air logistics revenues increased $26.9 million, or 43.0%, to $89.5 million in fiscal year 1996, from $62.6 million in fiscal year 1995. This increase was primarily due to increased demand for on-demand charters from the automobile industry in the fourth quarter of calendar year 1995 and a substantial increase in the number of managed charters for the U.S. Postal Service during December 1995. For fiscal year 1996, as compared to fiscal year 1995, prices for the Company's air logistics services remained relatively constant.

         Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $10.7 million, or 37.9%, to $38.8 million in fiscal year 1996, from $28.1 million in fiscal year 1995, reflecting the increased volume of business from Boeing 727-200F ACMI contract charters. Gross profit margin from the air freight carrier decreased to 26.8% in fiscal year 1996, from 31.6% in the comparable prior year period. This decrease reflects the increase in ACMI contract charters, which produce lower gross margins than on-demand charters.

         As reported to the FAA, overall aircraft utilization increased to 20,237 flight hours for fiscal year 1996, from 15,183 in fiscal year 1995, a 33.3% increase. This increase was primarily due to the increased hours flown for ACMI contract charters.

         Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $22.7 million, or 39.5%, to $80.1 million in fiscal year 1996, from $57.4 million in fiscal year 1995, reflecting the increased volume of business. The gross profit margin from air logistics increased to 10.5% in fiscal year 1996, from 8.3% in the comparable prior year period, a 26.5% increase. This increase was primarily due to the Company's success in reducing its costs paid to third-party air freight carriers and ground service providers and increased gross profit margin from the Company's U.S. Postal Service Christmas contract in December 1995.

         General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 15.9%, to $9.1 million in fiscal year 1996, from $7.8 million in fiscal year 1995. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased revenue volume for the air freight carrier in fiscal year 1996. As a percentage of total revenues, general and administrative expenses decreased to 6.4% in fiscal year 1996, from 7.6% in fiscal year 1995.

         Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $169,000, or 16.9%, to $1.2 million in fiscal year 1996, from $1.0 million in fiscal year 1995, reflecting the increased profitability from operating activities of Kitty Hawk in fiscal year 1996.

         Stock Option Grants to Executives. During fiscal year 1996, the Company granted two executive officers options to purchase 544,274 shares of Common Stock that resulted in a charge to earnings of approximately $4,231,000.

         Operating Income. Operating income decreased $311,000, or 3.3%, to $9.0 million in fiscal year 1996, from $9.3 million in fiscal year 1995. Operating income margin decreased to 6.3% from 9.0%, for fiscal year 1996 and 1995, respectively.

         Interest Expense. Interest expense increased to $1.9 million for fiscal year 1996 from $1.2 million in fiscal year 1995, a 56.9% increase. The increase was primarily the result of the incurrence of additional long-term debt to finance the acquisition of two Boeing 727-200 aircraft in the second half of fiscal year 1995 and two additional Boeing 727-200 aircraft in fiscal year 1996.

         Loss on Asset Disposal. Loss on asset disposal for fiscal year 1996 was $589,000, which resulted from write-downs associated with equipment dispositions. There were no losses on asset disposal in fiscal year 1995.

         Other Income (Expense). Other income increased to $291,000 in fiscal year 1996, from an expense of $601,000 in the comparable prior year period. The increase was primarily due to the write-off of costs associated with the Company's attempted initial public offering in fiscal year 1995 and increased interest income in fiscal year 1996.

         Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40.3% for fiscal year 1996, from 41.6% for the comparable prior year period. The decrease was primarily due to decreased state income taxes.

         Net Income. As a result of the above, net income decreased to $4.1 million in fiscal year 1996, from $4.4 million in fiscal year 1995, a 7.0% decrease. Net income as a percentage of total revenues decreased to 2.9% in fiscal year 1996, from 4.3% in the comparable prior year period.

FISCAL YEAR ENDED AUGUST 31, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994

         Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $18.1 million and $20.9 million, or 44.2% and 50.8%, respectively, of total air freight carrier revenues for fiscal year 1995, as compared to $15.4 million and $10.6 million, or 54.5% and 37.4%, respectively, for fiscal year 1994. The increase in on-demand and ACMI contract charter revenues for fiscal year 1995 over fiscal year 1994, was 17.9% and 97.1%, respectively. These increases were primarily the result of additional Boeing 727-200F ACMI contract charters and increased on-demand charters flown by the Company's jet aircraft. For fiscal year 1995 as compared to fiscal year 1994, prices for the Company's ACMI contract charter services and U.S. Postal Service Christmas contracts remained relatively constant.

         Revenues -- Air Logistics. Air logistics revenues decreased $16.8 million, or 21.2%, to $62.6 million in fiscal year 1995 from $79.4 million in fiscal year 1994 primarily due to the substantial decline in volume of on-demand charters for the automobile industry in the first half of calendar 1995 as compared to the same period in 1994. This decline was primarily the result of the temporary decision by GM to significantly reduce use of expedited transportation, including Kitty Hawk's air logistics services, as part of a cost containment initiative. Prices for the Company's on-demand charters decreased slightly due to a revenue rate reduction in the GM Agreement which took effect on May 1, 1994.

         Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $8.6 million, or 43.8%, to $28.1 million in fiscal year 1995 from $19.5 million in fiscal year 1994, reflecting the increased volume of business from ACMI contract and on-demand charters flown by the Company's jet aircraft. Gross profit margin from the air freight carrier increased slightly to 31.6% in fiscal year 1995 from 30.9% in fiscal year 1994, a 2.3% increase. As reported to the FAA, overall aircraft utilization increased to 15,183 flight hours for fiscal year 1995 from 11,795 flight hours in fiscal year 1994, a 28.7% increase. This increase was primarily the result of the inclusion of an additional four Boeing 727-200Fs, and two Douglas DC9-15F aircraft into the Company's operations during fiscal year 1995.

         Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $16.0 million, or 21.8%, to $57.4 million in fiscal year 1995 from $73.4 million in fiscal year 1994, reflecting the decrease in the volume of business. The gross profit margin from air logistics increased to 8.3% in fiscal year 1995 from 7.6% in fiscal year 1994, a 9.2% increase. This increase was primarily due to the Company's success in reducing its costs paid to third-party air freight carriers and ground service providers in the second half of fiscal year 1995.

         General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 30.3%, to $7.8 million in fiscal year 1995 from $6.0 million in fiscal year 1994. As a percentage of total revenues, general and administrative expenses increased to 7.6% in fiscal year 1995 from 5.6% in fiscal year 1994. This increase was primarily due to an increase in support functions and number of personnel associated with the growth in the aircraft fleet and the revenue volume for the air freight carrier in fiscal year 1995.

         Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased to $1.0 million in fiscal year 1995 from $732,000 in fiscal year 1994, a 36.8% increase, reflecting the increased profitability from operating activities of Kitty Hawk in fiscal year 1995.

         Operating Income. Operating income increased $1.3 million, or 16.8%, to $9.3 million in fiscal year 1995 from $8.0 million in fiscal year 1994. Operating income margin increased to 9.0% from 7.4% for fiscal year 1995 and 1994, respectively.

         Interest Expense. Interest expense increased to $1.2 million for fiscal year 1995 from $343,000 in fiscal year 1994, a 246.0% increase. The increase was primarily the result of the incurrence of additional long-term debt to finance the acquisition of two Boeing 727-200 aircraft in the second half of fiscal year 1994 and two Douglas DC9-15F aircraft and two Boeing 727-200 aircraft in fiscal year 1995.

         Other Income (Expense). Other expense increased to $601,000 in fiscal year 1995 from $432,000 in fiscal year 1994, a 39.1% increase. This increase was primarily due to the write off of costs associated with the Company's attempted initial public offering.

         Income Taxes. Income taxes as a percentage of income before income taxes increased to 41.6% for fiscal year 1995 from 37.4% in fiscal year 1994. The increase was primarily due to higher state income taxes.

         Net Income. As a result of the above, net income decreased to $4.4 million for fiscal year 1995 from $5.3 million in fiscal year 1994, a 16.0% decrease. Net income as a percentage of total revenues was 4.3% in fiscal year 1995 compared to 4.9% for fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, Kitty Hawk has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its air freight carrier fleet. The Company's funding of its capital requirements historically has been from a combination of internally generated funds and bank borrowings.

         Cash provided by operating activities was $7.6 million, $9.1 million, and $17.2 million in fiscal years 1994, 1995 and 1996, respectively. At the end of fiscal years 1994, 1995, and 1996, the Company had working capital of $4.2 million, $1.7 million, and $(7.0) million, respectively.

         On August 14, 1996 Kitty Hawk entered into the Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), successor in interest to First Interstate Bank of Texas, N.A., and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), an approximately $12.7 million Term Loans A Facility (the "Term Loans A"), an approximately $11.2 million Term Loans B Facility (the "Term Loans B") and a $10 million Term Loans C Facility (the "Term Loans C") (collectively, the "Commitments"). As of November 22, 1996 approximately $11.9 million was outstanding under the Revolving Credit Facility, approximately $12.2 million was outstanding under the Term Loans A, approximately $10.9 million was outstanding under the Term Loans B and $0 was outstanding under the Term Loans C. The Commitments bear interest at WFB's prime rate or, at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk.

         Under the Credit Agreement, $10 million of proceeds of the Revolving Credit Facility are restricted to use from time to time for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million of the Facility may be used for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. The outstanding balance of the Revolving Credit Facility results from borrowing to pay revolving credit indebtedness to WFB which was recently incurred by Kitty Hawk in connection with purchasing two Boeing 727-200s that are being converted to freighter configuration, and to fund such cargo conversion, noise abatement modifications and maintenance on those two aircraft.

         The Revolving Credit Facility expires on December 31, 1998. Any advance under the portion of the Revolving Credit Facility that is restricted to interim financing for aircraft acquisition must be repaid in full within 150 days of first advance for the acquired aircraft. All advances under the commitment for Term Loans C must be made by April 29, 1998. The Term Loans A matures on March 31, 2002 and the Term Loans B and C mature on March 31, 2003. The Commitments are cross-collateralized and are secured by certain aircraft owned by the Company, all aircraft acquired with advances under the restricted portion of the Revolving Credit Facility while those advances are outstanding, certain leases of aircraft and engines, accounts, chattel paper, general intangibles and other personal property.

         The Credit Agreement prohibits (i) the redemption or repurchase of the Company's securities, (ii) the payment of dividends to Kitty Hawk's stockholders in an amount over 25% of the Company's net income of the immediately preceding fiscal year, (iii) certain investments, acquisitions of stock, acquisitions of assets to the extent that the business acquired is not in the present lines of business of the Company, and other business combinations, (iv) certain transactions with affiliates and (v) the Company to incur any additional indebtedness, liabilities or obligations other than debt incurred (a) with the prior written consent of certain lenders, (b) with WFB or BOT or (c) in the ordinary course of business not to exceed $25 million.

         The Credit Agreement also contains certain other covenants, including limitations on the ability of the Company to change its lines of business. If a "Change of Control" occurs, WFB and BOT may accelerate or terminate the Commitments. "Change of Control" includes (a) the failure of Kitty Hawk to own all of the outstanding stock of certain of its subsidiaries, (b) Mr. Christopher failing to own at least 51% of the outstanding stock of Kitty Hawk,
(c) Mr. Christopher ceasing to be Chief Executive Officer of Kitty Hawk or active in the management of the Company or (d) if, after the consummation of a public offering, any person (or two or more persons acting as a group) acquiring beneficial ownership of 25% or more of the outstanding shares of Common Stock. During fiscal years 1994, 1995, and 1996, similar restrictions and prohibitions under the Company's other credit facilities did not have a material impact on the Company's ability to meet its cash obligations and the Company does not believe that the restrictions under the Credit Agreement will have any such impact in the future.

         In addition, the Company has a loan with 1st Source Bank. As of November 22, 1996, the outstanding balance of this loan was approximately $1 million. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. The 1st Source loan contains certain aircraft maintenance covenants and provides that a change in the Company's business is an event of default upon which 1st Source may declare all or any part of the remaining unpaid principal.

         In November 1996, in connection with the Company's recent acquisition of a one-third undivided interest in four Falcon 20 jet aircraft, the Company and the two other co-owners of such aircraft entered into a five year, $4.3 million term loan. The loan bears interest at a floating prime rate, is secured by the four Falcon 20 jet aircraft and requires monthly payments of principal and interest. The Company's liability under such loan is limited to $2.0 million. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

         In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $30.1 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft.

         Capital expenditures were $13.9 million, $17.9 million, and $33.5 million for fiscal years 1994, 1995 and 1996, respectively. The $33.5 million in capital expenditures for fiscal year 1996 were primarily for the purchase of: (i) five Boeing 727-200 aircraft and the cargo and noise abatement modification of four of these aircraft and (ii) six used JT8D-7/-9 jet engines. The $17.9 million in capital expenditures for fiscal year 1995 were due primarily to the purchase of: (i) two Boeing 727-200 aircraft and their cargo modification, (ii) three JT8D-15 jet engines for installation on one of the Boeing 727-200 aircraft, (iii) two Douglas DC9-15F aircraft in cargo configuration, (iv) noise abatement equipment with respect to one of the Douglas DC9-15F aircraft, (v) five used/overhauled Rolls Royce Dart Convair engines, (vi) two used JT8D-7/-9 jet engines, (vii) a Westwind 1124 jet aircraft to be used for corporate purposes only, and (viii) the cargo modification of one Boeing 727-200 aircraft acquired at the end of fiscal year 1994. The $13.9 million in capital expenditures for fiscal year 1994 were primarily for the purchase of: (i) two Boeing 727- 200 aircraft and the cargo modification of these aircraft, (ii) two Douglas DC9-15F aircraft in cargo configuration, (iii) three Convair 600/640 turbo-prop aircraft, and (iv) ground handling equipment. Capital expenditures in fiscal year 1993 were primarily for cargo containers and ground handling equipment. The acquisitions of all of the Boeing 727- 200 aircraft and subsequent cargo conversions, the Douglas DC9-15F aircraft and the JT8D-15 engines in the past three years were financed by bank borrowings and internally generated funds, except for one Boeing 727-200 aircraft received in the settlement of the ANET litigation described in "Item 3. Legal Proceedings." All other capital acquisitions were financed from internally generated funds.

         Kitty Hawk anticipates purchasing five Boeing 727-200s (including one in cargo configuration) and modifying to cargo configuration four of these Boeing 727-200s (including modifying two of these Boeing 727-200s with noise abatement equipment for approximately $5.0 million) for an aggregate capital expenditure of approximately $31.3 million in fiscal year 1997. The Company further believes the $5.0 million amount for noise abatement modifications proposed for fiscal year 1997 for two of these five aircraft proposed to be purchased, together with an additional $6.8 million to modify currently owned aircraft with noise abatement equipment during fiscal 1997, represents the total capital expenditures that would currently be necessary to comply with the requirements of existing applicable environmental regulations for such fiscal year. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $9.0 million to $11.0 million for noise abatement modifications to aircraft currently owned or proposed to be purchased. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditure for noise abatement modifications in fiscal year 1998 could materially increase. See "Item 1. Business -- Government Regulation."

         The Company historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks.

         Kitty Hawk presently intends to purchase the facility it currently occupies at Dallas/Fort Worth International Airport on or before March 1, 1997. Based upon negotiations with the lessor of the facility, the Company expects to purchase the facility for approximately $1.75 million.

         The Company believes that the net proceeds from its initial public offering, together with available funds, bank borrowings, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

         In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe that adopting SFAS No. 121 will affect materially its financial statements.

         The Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". The Company is not required to adopt the provisions of SFAS No. 123 until fiscal 1997. Under SFAS 123, companies are allowed to continue to apply the provisions of APB Opinion No. 25 to their stock-based compensation arrangements. As such, the Company will only be required to supplement its financial statements with additional disclosures in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, their ages, and positions are as follows:

                        Name                         Age                  Position with Company
                        ----                         ---                  ---------------------
 M. Tom Christopher (1)  . . . . . . . . . . .        49    Chairman of the Board of Directors and Chief
                                                            Executive Officer

 Tilmon J. Reeves  . . . . . . . . . . . . . .        57    President, Chief Operating Officer, and Director

 Richard R. Wadsworth  . . . . . . . . . . . .        49    Senior Vice President--Finance, Chief Financial
                                                            Officer, Secretary, and Director

 Theodore J. Coonfield (2) . . . . . . . . . .        48    Director

 James R. Craig  . . . . . . . . . . . . . . .        58    Director

 Robert F. Grammer (1) . . . . . . . . . . . .        60    Director

 Lewis S. White (1)(2) . . . . . . . . . . . .        56    Director

-----------------

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

         The Board of Directors consists of seven members, including four independent directors. Executive officers are elected by the Board of Directors and serve at its discretion.

         M. TOM CHRISTOPHER has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1985, and serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders. Prior to assuming these positions, he formed and managed Kitty Hawk Charters, Inc. He has over 18 years of experience in the air freight industry, including serving as an account manager for Burlington Northern Airfreight from 1976 to 1978.

         TILMON J. REEVES has served as President and Chief Operating Officer of the Company since May 1993 and has over 30 years of aviation experience. Prior to assuming his current positions, he served as Vice President of the Company's air freight carrier from March 1992 to May 1993. Prior to joining Kitty Hawk, Mr. Reeves served as Vice President (Sales) of Express One from April 1991 to March 1992. Mr. Reeves served as the Managing Director -- Cargo Services for American Airlines, Inc. from March 1989 to January 1991. Mr. Reeves became a director in October 1994 and serves in the class of directors whose terms expire at the 1998 annual meeting of stockholders.

         RICHARD R. WADSWORTH has served as Senior Vice President -- Finance since October 1992, Chief Financial Officer since September 1994, and Secretary since October 1994. Prior to his current role, he served in a consulting capacity to Kitty Hawk in the preparation of various bids for the Company's contract air freight service from December 1991 to September 1992. Mr. Wadsworth served as Senior Underwriter in the Dallas office of Stephens Inc. from September 1989 until July 1991. Mr. Wadsworth filed for bankruptcy protection in his individual capacity in February of 1992. Mr. Wadsworth became a director in October 1994 and serves in the class of directors whose terms expire at the 1999 annual meeting of stockholders.

         THEODORE J. COONFIELD became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1998 annual meeting of stockholders. Since April 1996, Mr. Coonfield has been a consultant with Performance Consulting Group, a firm specializing in change management consulting primarily in the banking and insurance industry. From January 1993 to April 1996, Mr. Coonfield was a consultant with the Richard-Rogers Group, a consulting firm specializing in total quality issues, where he primarily engaged in consulting for firms in the transportation industry. From 1990 to December 1992, Mr. Coonfield was the Special Assistant to the Director of the Department of Human Resources for the State of Oregon. Since 1985, Mr. Coonfield has been the President of Oregon Wine Designs, Inc., a wine production and marketing firm.

         JAMES R. CRAIG became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders. Mr. Craig is an attorney who has served of counsel to Burke, Wright & Keiffer, P.C. since 1990. Prior to his affiliation with Burke, Wright & Keiffer, P.C., Mr. Craig was in private law practice in Dallas since 1971, and in 1989 served as President of Whitehall Development Company, a real estate development firm, of which he is now a director.

         ROBERT F. GRAMMER became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders. From 1986 to October 1993, Mr. Grammer was Chairman, President and owner of R.G. Aviation, a provider of aircraft-related services. Mr. Grammer retired from this position in October of 1993 to manage his personal investments.

         LEWIS S. WHITE became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1999 annual meeting of stockholders. Since 1988, Mr. White has been President of L. S. White & Co., a firm specializing in strategic planning, corporate finance, acquisitions, and in business start-ups, turnarounds and restructurings. Prior to 1988, he held senior financial positions with Paramount Communications Inc. and Union Carbide Corporation. Mr. White is also a director of Whitehall Corporation, a company principally involved in aircraft maintenance.

ITEM 11.  EXECUTIVE COMPENSATION

         The table below sets forth information concerning the annual and long-term compensation for services in all capacities to Kitty Hawk for fiscal years 1994, 1995, and 1996, with respect to those persons who were during fiscal year 1996 (i) the Chief Executive Officer and (ii) the other two most highly compensated executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                      Annual Compensation             Compensation
                                              ------------------------------------    ------------
                                                                                        Securities
                                    Fiscal                             Other Annual     Underlying         All Other
Name and Principal Positions        Year      Salary       Bonus       Compensation       Options        Compensation
----------------------------        ----      -------      -----       ------------       -------        ------------
 M. Tom Christopher                 1994   $  120,000   $  512,000            --              --        $   25,022(1)
    Chairman of the Board of        1995      120,000      898,731            --              --           352,163(2)
    Directors
    and Chief Executive Officer     1996      190,000      719,419            --              --           376,844(3)

 Tilmon J. Reeves                   1994      101,000      225,000            --              --             2,982(4)
    President and Chief Operating   1995      125,000      108,335            --           245,708(5)        2,310(4)
    Officer                         1996      125,000       85,000      $3,726,182(6)         --             2,375(4)



 Richard R. Wadsworth               1994      110,000       96,000            --              --             1,675(4)
    Senior Vice                     1995      110,000       70,000            --            92,140(5)        2,262(4)
    President--Finance, Chief
    Financial Officer, and          1996      110,000       70,000       1,464,572(6)         --             2,375(4)
    Secretary

------------


(1) Consists of (i) matching contributions of $2,975 to the Company's 401(k) Savings Plan for Mr. Christopher and (ii) life insurance premiums of $22,047 paid on Mr. Christopher's behalf. Does not include any contingent payments to Mr. Christopher under the ANET litigation settlement made subsequent to fiscal year 1994. These payments are contingent upon the Emery contract remaining in effect. See "Item 3. Legal Proceedings -- ANET Litigation."

(2) Consists of (i) contingent payments in the amount of $325,000 received by Mr. Christopher under the ANET litigation settlement during fiscal year 1995, (ii) life insurance premiums of $25,500 paid on Mr. Christopher's behalf, and (iii) matching contributions of $1,663 to the Company's 401(k) Savings Plan for Mr. Christopher.

(3) Consists of (i) contingent payments in the amount of $325,000 received by Mr. Christopher under the ANET litigation settlement during fiscal year 1996, (ii) life insurance premiums of $48,397 paid on Mr. Christopher's behalf, and (iii) matching contributions of $3,447 to the Company's 401(k) Savings Plan for Mr. Christopher.

(4)      Consists of matching contributions to the Company's 401(k) Savings
         Plan.

(5)      The option covering these shares was rescinded on June 12, 1996.

(6) Represents the difference between the exercise price and the fair market value of the Common Stock underlying the stock options on June 26, 1996, the date of exercise, of the stock options granted in fiscal year 1996. See "Item 11. Executive Compensation -- Stock Option Exercises."

STOCK OPTION GRANTS

         The following table sets forth certain information concerning options granted in fiscal year 1996 to the Company's Named Executive Officers. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal year 1996. Messrs. Reeves and Wadsworth fully exercised these options on June 26, 1996. No options for the purchase of Common Stock are currently outstanding.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value at
                                                                                      Assumed Annual Rates of Stock
                                            Individual Grants                       Price Appreciation for Option Term
                      ------------------------------------------------------------  -----------------------------------
                                    Percent of
                        Number of      Total      Exercise     Fair
                       Securities     Options         or     Value on
                       Underlying   Granted to      Base     Date of
                         Options     Employees in  Price      Grant     Expiration
     Name                Granted    Fiscal Year    ($/sh)     ($/sh)        Date       5%($)      10%($)       0%($)
---------------------- ----------   -------------  ------    ---------  -----------  --------    --------    ---------
                                                                         December
 Tilmon J. Reeves  .      390,707      71.8%       $0.01      $7.45      31, 2004   $4,511,648  $6,859,530  $2,910,665

 Richard R.                                                              June 12,
 Wadsworth . . . . .      153,567      28.2%       $0.01      $8.63        2005     $2,054,414  $3,123,413  $1,325,732

STOCK OPTION EXERCISES

        The following table sets forth certain information concerning options exercised in fiscal year 1996 by certain of the Company's Named Executive Officers. Messrs. Reeves and Wadsworth fully exercised these options on June 26, 1996. No options for the purchase of Common Stock are currently outstanding.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                       Name                         Shares Acquired on Exercise           Value Realized ($)
                       ----                         ---------------------------            -------------------
Tilmon J. Reeves  . . . . . . . . . . . . . .                390,707(1)                       $3,726,182

Richard R. Wadsworth  . . . . . . . . . . . .                153,567(2)                       $1,464,572

----------

    (1) The Company withheld 156,283 of these shares in satisfaction of its withholding obligations with respect to the exercise of these options.

    (2) The Company withheld 61,427 of these shares in satisfaction of its withholding obligations with respect to the exercise of these options.

DIRECTOR COMPENSATION

         Pursuant to the Company's Bylaws, the members of the Board of Directors may be compensated in a manner and at a rate determined from time to time by the Board of Directors. Directors who are employees of Kitty Hawk do not receive additional compensation for service as a director. Under the Company's Omnibus Securities Plan, directors who are not employees of the Company shall receive shares of Common Stock in an amount equal to their net annual retainer (which is currently anticipated to be $10,000).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 1996, Mr. Christopher determined executive officer compensation.

         During fiscal years 1994 and 1995, Martinaire East, Inc. ("Martinaire"), a Delaware corporation in which Mr. Christopher owned a minority interest, leased a Learjet (the "Learjet"), 50% owned by Mr. Christopher, from the Company and provided the Company with on-demand charter services utilizing the Learjet. During fiscal years 1994 and 1995 the Company paid Martinaire $982,000 and $232,000, respectively, for on-demand charter services rendered, which amounts Mr. Christopher believed represented market rates. The Company's charges to Martinaire for leasing the Learjet and related operating expenses (at costs Mr. Christopher believed represented market rates) went largely unpaid until October 1994. The balance owed to Kitty Hawk for the Learjet lease and related operating expenses at fiscal year end 1994 was $481,297. In accordance with Company policy, no interest was accrued on these amounts. On October 24, 1994, the owners of the Learjet, including Mr. Christopher, agreed to sell the Learjet. In connection with this sale, Martinaire repaid the Company approximately $636,000 representing all unpaid amounts owed to the Company at that date for the Learjet lease and related operating expenses.

         In August 1996, the Company acquired an undivided one-third interest in two Falcon 20 jet aircraft with two co-owners (the "Co-Owners") who are unaffiliated with the Company and who each hold a one-third interest in such aircraft. An interim acquisition note in the amount of $1,700,000, covering the purchase price and necessary maintenance, was executed by Mr. Christopher and one of the Co-Owners. In November 1996, the Company and the Co-Owners each acquired an undivided one-third interest in two additional Falcon 20 jet aircraft using the proceeds of a new five-year, $4.3 million term loan that also repaid the interim loan on the first two aircraft. The term loan is secured by all four Falcon 20 jet aircraft, bears interest at a floating prime rate, and is payable in monthly installments of principal and interest. The Company's liability under the term loan is limited to $2.0 million.

         The Company and the Co-Owners entered into a co-ownership and contribution agreement (the "Co-Ownership Agreement") which requires the parties to contribute equally to the payment of all amounts due under the term loan, and under which the parties leased the four Falcon 20 jet aircraft to Ameristar Jet Charters, Inc. ("Ameristar"), an air carrier affiliated with one of the Co-Owners, for operation in cargo charter service. The lease calls for monthly lease payments which exceed the installments on the term loan, and requires Ameristar to maintain the aircraft and to carry appropriate hull insurance on the aircraft and liability insurance of at least $50 million combined single limit coverage, with the Company and the Co-Owners named as loss payees and additional insureds.

         Beginning in March 1993, Mr. Christopher, in his individual capacity, subleased the Company's present facility at Dallas/Fort Worth International Airport for a guaranteed minimum rent of $21,000 per month from Robert F. Grammer, a director of the Company. During October 1994, Mr. Christopher transferred his entire interest in this sublease to the Company, and the Company assumed Mr. Christopher's obligations and liabilities to Mr. Grammer under the sublease, including environmental liabilities, if any.

         Other than the delay in collecting the Martinaire receivable, the Company believes that the terms of each transaction discussed above were as favorable to Kitty Hawk as would have been obtainable from unaffiliated parties under similar circumstances.

         Under the terms of the settlement allocating the benefits of the ANET Litigation, Mr. Christopher received rights to certain contingent future payments.

EMPLOYMENT AGREEMENTS

         Mr. Christopher has an employment agreement with Kitty Hawk that provides for an initial annual base salary of at least $125,000 and bonuses determined by the Compensation Committee pursuant to the Company's Annual Incentive Compensation Plan and otherwise. Mr. Christopher's employment agreement contains (i) a confidentiality provision that prohibits disclosure of the Company's proprietary information and (ii) a covenant not to compete that provides upon Mr. Christopher's termination of employment with the Company for any reason, Mr. Christopher shall not engage, directly or indirectly, in the air logistics, charter brokerage, on-demand, or scheduled carriage business under an FAA Part 121 or Part 135 certificate for five years following such termination. The employment agreement may be terminated by either party with or without cause. If the employment agreement is terminated by the Company without a material breach by Mr. Christopher, he is entitled to six months of compensation at his then-current salary.

         Messrs. Reeves and Wadsworth have employment agreements with Kitty Hawk that provide for an initial annual base salary of at least $115,000 and $110,000, respectively, and annual bonuses determined by the Compensation Committee pursuant to the Company's Annual Incentive Compensation Plan and otherwise. These employment agreements provide that Mr. Reeves and Mr. Wadsworth are prohibited from engaging in the air logistics, charter brokerage, on-demand, or scheduled carriage business under an FAA Part 121 or Part 135 certificate for three and two years, respectively, following termination of employment. These employment agreements also contain a confidentiality provision that prohibits disclosure of the Company's proprietary information. These employment agreements may be terminated by either party thereto with or without cause. Mr. Reeves' employment agreement provides that if he is terminated by the Company without material breach by Mr. Reeves, he shall be entitled to 100% of his then-current salary in the year following termination and 50% of such annual compensation in both the second and third year following termination and all rights under the stock options and other benefits described above. Mr. Wadsworth's employment agreement provides that if he is terminated by the Company without material breach by Mr. Wadsworth, he shall be entitled to 100% of his then-current salary in the year following termination and 50% of such annual compensation in the second and third year following termination and all rights under the stock options and other benefits described above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of November 22, 1996 by
(i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all of the directors and executive officers of the Company as a group. All shares shown in the table below are held with sole voting and investment power, subject to community property laws.

                                                           Shares Owned Beneficially
                                                           -------------------------
                             Name                              Number      Percent
                             ----                            -----------   -------
M. Tom Christopher (1)  . . . . . . . . . . . . . . . . . .   6,673,436     63.8%
Tilmon J. Reeves (1)  . . . . . . . . . . . . . . . . . . .     234,424      2.2%
Richard R. Wadsworth (1)  . . . . . . . . . . . . . . . . .      92,140     (2)
All directors and executive officers as a group . . . . . .   7,000,000     67.0%

---------

     (1) The address for this stockholder is 1515 West 20th Street, P.O. Box 612787, Dallas/Fort Worth International Airport, Texas 75261.

     (2)  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Craig, a director of the Company, is of counsel to Burke, Wright & Keiffer, P.C., counsel to the Company. During fiscal years 1994, 1995, and 1996, the Company paid an aggregate of approximately $813,000 to Burke, Wright & Keiffer, P.C. for legal services rendered.

         See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS -- see Index to Consolidated Financial Statements on page F-1.

         The following financial statements are filed as a part of this report:

         Report of Independent Auditors
         Consolidated Financial Statements:
            Consolidated Balance Sheets as of August 31, 1995 and 1996 Consolidated Statements of Income for the years ended August 31,
                 1994, 1995, and 1996
            Consolidated Statements of Stockholders' Equity for the years ended
                 August 31, 1994, 1995, and 1996
            Consolidated Statements of Cash Flows for the years ended August
                 31, 1994, 1995, and 1996
            Notes to Consolidated Financial Statements

(a)  2.  FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted because they are not applicable or are not required

(a)  3.  EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

      EXHIBIT
        NO.                                        DESCRIPTION
-------------------- ------------------------------------------------------------------------

       3.1           -- Certificate of Incorporation of the Company .(2)

       3.2           -- Bylaws of the Company.(2)

       3.3           -- Amendment No. 1 to the Certificate of Incorporation of the Company.(2)

       3.4           -- Amendment No. 1 to the Bylaws of the Company.(2)

       4.1           -- Specimen Common Stock Certificate.(3)

      10.1           -- Master Agreement for Air Charter Transportation Services ("GM
                        Agreement") dated as of June 4, 1990 by and between General Motors
                        Corp. ("GM") and the Company.(2)

      10.2           -- Addendum No. 1 to the GM Agreement dated as of August 9, 1990 by and between the Company and GM.(2)

      10.3           -- Addendum No. 1 to the GM Agreement dated as of June 4, 1991 by and between the Company and GM.(2)

      10.4           -- Addendum No. 2 to the GM Agreement dated as of October 1, 1990 by and between the Company and GM.(2)

      10.5           -- Addendum No. 3 to the GM Agreement dated as of November 5, 1990 by and between the Company and GM.(2)

      10.6           -- Addendum No. 4 to the GM Agreement dated as of December 3, 1990 by and between the Company and GM.(2)

      10.7           -- Addendum No. 5 to the GM Agreement dated as of January 7, 1991 by and between the Company and GM.(2)

      10.8           -- Addendum No. 6 to the GM Agreement dated as of February 4, 1991 by and between the Company and GM.(2)

      10.9           -- Addendum No. 7 to the GM Agreement dated as of March 4, 1991 by and between the Company and GM.(2)

      10.10          -- Revision to Appendices and to Master Agreement for Air Charter
                        Transportation Services dated August 13, 1992 by and between the
                        Company and GM.(2)

      10.11          -- Addendum No. 5 to the GM Agreement dated as of May 1, 1994 by and between the Company and GM.(2)

      10.12          -- Aircraft Charter Agreement dated as of February 9, 1994 by and between the Company and DHL Airways, Inc.(2)

      10.13          -- Agreement to Furnish Three (3) CV-600 Aircraft and Air Cargo Services
                        dated as of May 15, 1995 by and between the Company and Burlington
                        Air Express Inc. ("Burlington").(3)

      10.14          -- Agreement to Furnish Five (5) B727-200 Aircraft and Air Cargo
                        Services dated as of March 1, 1996 by and between the Company and
                        Burlington.(3)

      10.15          -- Aircraft Operating Lease dated as of March 14, 1995 by and between
                        Ting Hong Oceanic Enterprises Co., Ltd. ("Ting Hong") and the
                        Company.(3)

      10.16          -- Amendment and Extension of Aircraft Operating Lease dated April 24,
                        1996 by and between Ting Hong and the Company.(3)

      10.17          -- Aircraft Operating Lease dated April 19, 1996 by and between the
                        Company and Pacific East Asia Cargo Airlines, Inc.(3)

      10.18          -- Settlement Agreement dated as of August 22, 1994 by and between the
                        Company, Aircargo, Leasing, M. Tom Christopher, American
                        International Airways, Inc., and Conrad Kalitta.(2)

      10.19          -- Sublease Agreement dated as of March 1, 1993 by and between Robert F.
                        Grammer and M. Tom Christopher.(2)

      10.20          -- Transfer and Assignment of Sublease Agreement dated as of October 26,
                        1994 by and between the Company, M. Tom Christopher and Robert F.
                        Grammer.(2)

      10.21          -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher.(2)(4)

      10.22          -- Split Dollar Insurance Agreement dated as of June 15, 1993 by and between the Company and James R. Craig.(2)(4)

      10.23          -- Split Dollar Insurance Agreement dated as of June 15, 1993 by and between the Company and James R. Craig.(2)(4)

      10.24          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan, dated as of September 3, 1996.(3)(4)

      10.25          -- Kitty Hawk, Inc. Amended and Restated Employee Stock Purchase Plan,
                        dated as of September 3, 1996.(3)(4)

      10.26          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation
                        Plan, dated as of September 3, 1996.(3)(4)

      10.27          -- Kitty Hawk, Inc. 401(k) Savings Plan.(2)(4)

      10.28          -- Employment Agreement dated as of October 27, 1994 by and between the
                        Company and M. Tom Christopher.(2)(4)

      10.29          -- Amended and Restated Employment Agreement dated as of June 12, 1996 by and between the Company and Richard R. Wadsworth.(3)(4)

      10.30          -- Amended and Restated Employment Agreement dated as of December 31,
                        1995 by and between the Company and Tilmon J. Reeves.(3)(4)

      10.31          -- Request for written consent to expand ownership without management change dated as of October 26, 1994 granted by GM.(2)

      10.32          -- Request for written consent to certain disclosures of Master
                        Agreement and contractual relationship dated as of October 26, 1994 granted by GM.(2)

      10.33          -- Kavouras Customer Order Acknowledgment.(2)

      10.34          -- Kavouras Meteorological Services Agreement.(2)

      10.35          -- Computer Flight Plan and Weather Service Agreement dated as of June
                        11, 1992 by and between Aircargo and Jeppesen DataPlan, Inc.(2)

      10.36          -- Purchase Agreement between Federal Express Corporation and Postal
                        Air, Inc. (predecessor to the Company) dated as of October 22, 1992
                        (the "FEASI Agreement").(3)

      10.37          -- Amendment No. 1 dated November 17, 1992 to the FEASI Agreement.(3)

      10.38          -- Amendment No. 2 dated February 1993 to the FEASI Agreement.(3)

      10.39          -- Amendment No. 3 dated June 11, 1993 to the FEASI Agreement.(3)

      10.40          -- Amendment No. 4 dated May 10, 1994 to the FEASI Agreement.(3)

      10.41          -- Amendment No. 5 dated September 29, 1995 to the FEASI Agreement.(3)

      10.42          -- Amended and Restated Credit Agreement, dated as of August 14, 1996, by and among the Company, Wells Fargo Bank (Texas), National
                        Association, and Bank One, Texas, N.A.(3)

      10.43          -- Aircraft Purchase Agreement between the Company and Intrepid Aviation
                        Partners, LLC dated as of September 24, 1996.(3)

      10.44          -- Purchase Agreement between the Company and International Aero Components,
                        Inc. dated as of November 15, 1996.(1)

      10.45          -- Purchase Agreement between the Company and International Technical Consultants,
                        Inc. dated as of November 25, 1996.(1)

      11.1           -- Statement of Computation of Net Income per Share.(1)

      21.1           -- Subsidiaries of the Registrant.(3)

      23.1           -- Consent of Ernst & Young LLP.(1)

      27.1           -- Financial Data Schedule.(1)

---------------
    (1) Filed herewith.
    (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.
    (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.
    (4) The exhibit is a management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

         None.

                      KITTY HAWK, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Auditors ...................................    F-2

         Consolidated Balance Sheets as of August 31, 1995 and 1996 .......    F-3

         Consolidated Statements of Income for the years ended
                 August 31, 1994, 1995 and 1996 ...........................    F-4

         Consolidated Statements of Stockholders' Equity for the years
                 ended August 31, 1994, 1995 and 1996 .....................    F-5

         Consolidated Statements of Cash Flows for the years ended
                 August 31, 1994, 1995 and 1996 ...........................    F-6

         Notes to Consolidated Financial Statements .......................    F-7

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Kitty Hawk, Inc. and Subsidiaries


    We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of August 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitty Hawk, Inc. and subsidiaries at August 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP

Dallas, Texas
October 31, 1996

                       KITTY HAWK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                                             AUGUST 31,
                                                                    -----------------------------
ASSETS                                                                  1995             1996
                                                                    ------------     ------------
Current assets
    Cash and cash equivalents ..................................    $  3,801,378     $  5,763,904
    Trade accounts receivable ..................................      12,967,734       14,195,990
    Deferred income taxes ......................................          50,410          156,562
    Income tax receivable ......................................            --            765,395
    Inventory and aircraft supplies ............................          98,386        1,713,812
    Prepaid expenses and other assets ..........................         797,825          918,929
                                                                    ------------     ------------
       Total current assets ....................................      17,715,733       23,514,592

Property and equipment
    Aircraft ...................................................      36,179,455       53,695,320
    Aircraft work-in-progress ..................................            --         13,476,355
    Machinery and equipment ....................................       1,425,272        1,776,319
    Furniture and fixtures .....................................         251,349          241,370
    Transportation equipment ...................................         176,057          236,708
                                                                    ------------     ------------
                                                                      38,032,133       69,426,072
    Less:  accumulated depreciation and amortization ...........      (7,794,332)     (13,112,786)
                                                                    ------------     ------------
       Net property and equipment...............................      30,237,801       56,313,286
                                                                    ------------     ------------

Total assets ...................................................    $ 47,953,534     $ 79,827,878
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable ...........................................    $  9,327,109     $ 12,952,180
    Accrued expenses ...........................................       1,336,696        1,580,465
    Accrued maintenance reserves ...............................       2,026,255        2,323,466
    Revolving Credit Facility for aircraft acquisitions
      expected to be refinanced ................................            --         10,000,000
    Current maturities of long-term debt .......................       3,278,553        3,620,240
                                                                    ------------     ------------
       Total current liabilities................................      15,968,613       30,476,351

Long-term debt .................................................      13,702,652       23,291,302
Deferred income taxes ..........................................       1,316,365        2,421,480

Commitments and contingencies

Stockholders' equity
    Preferred stock, $1 par value:  Authorized shares
       --1,000,000, none issued ................................            --               --

    Common stock, $.01 par value:  Authorizedshares --
       25,000,000; issued and outstanding
       --7,423,436 and 7,967,710, respectively .................          74,234           79,677

    Additional paid in capital .................................            --          4,635,524
    Retained earnings ..........................................      16,891,670       20,999,846
    Less common stock in treasury,
       no shares and 217,710 shares, respectively...............            --         (2,076,302)
                                                                    ------------     ------------
       Total stockholders' equity...............................      16,965,904       23,638,745
                                                                    ------------     ------------

Total liabilities and stockholders' equity .....................    $ 47,953,534     $ 79,827,878
                                                                    ============     ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME





                                                                    YEAR ENDED AUGUST 31,
                                                      -------------------------------------------------
                                                          1994              1995              1996
                                                      -------------     -------------     -------------
Revenues:
    Air freight carrier ..........................    $  28,284,894     $  41,117,564     $  52,921,762
    Air logistics ................................       79,414,952        62,592,819        89,492,974
                                                      -------------     -------------     -------------
         Total revenues ..........................      107,699,846       103,710,383       142,414,736

Costs of revenues:
    Air freight carrier ..........................       19,549,833        28,104,280        38,760,430
    Air logistics ................................       73,401,606        57,428,344        80,139,570
                                                      -------------     -------------     -------------
         Total costs of revenues .................       92,951,439        85,532,624       118,900,000
                                                      -------------     -------------     -------------

Gross profit .....................................       14,748,407        18,177,759        23,514,736

General and administrative expenses ..............        6,012,975         7,832,167         9,079,891
Non-qualified employee profit sharing expense ....          731,862         1,000,957         1,169,880
Stock option grants to executives ................             --                --           4,230,954
                                                      -------------     -------------     -------------

Operating income .................................        8,003,570         9,344,635         9,034,011

Other income (expense):
    Interest expense .............................         (342,502)       (1,184,921)       (1,859,284)
    Contract settlement income, net ..............        1,177,742              --                --
    Loss on asset disposal .......................             --                --            (589,049)
    Other, net ...................................         (431,957)         (600,667)          291,255
                                                      -------------     -------------     -------------

Income before income taxes .......................        8,406,853         7,559,047         6,876,933

Income taxes .....................................        3,146,157         3,142,653         2,767,744
                                                      -------------     -------------     -------------

Net income .......................................    $   5,260,696     $   4,416,394     $   4,109,189
                                                      =============     =============     =============

Net income per share .............................    $        0.66     $        0.55     $        0.52
                                                      =============     =============     =============

Weighted average common and common
     equivalent shares outstanding ...............        7,967,710         7,967,710         7,927,856
                                                      =============     =============     =============




                            See accompanying notes.

                      KITTY HAWK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        ADDITIONAL
                                           NUMBER OF       COMMON        PAID IN        RETAINED         TREASURY
                                            SHARES         STOCK          CAPITAL       EARNINGS           STOCK          TOTAL
                                          -----------------------------------------------------------------------------------------
Balance at August 31, 1993 .............  10,604,908    $    106,048    $       --     $  7,243,766    $    (61,000)   $  7,288,814
    Retirement of treasury stock in
         connection with the Kitty Hawk,
         Inc. merger ...................  (3,181,472)        (31,814)           --          (29,186)         61,000            --
    Net income .........................        --              --              --        5,260,696            --         5,260,696
                                          -----------------------------------------------------------------------------------------

Balance at August 31, 1994 .............   7,423,436          74,234            --       12,475,276            --        12,549,510
    Net income .........................        --              --              --        4,416,394            --         4,416,394
                                          -----------------------------------------------------------------------------------------

 Balance at August 31, 1995 ............   7,423,436          74,234            --       16,891,670            --        16,965,904
    Stock option grants to executives ..        --              --         4,230,954           --              --         4,230,954
    Exercise of employee stock options
       (See Note 1) ....................     544,274           5,443            --           (1,013)           --             4,430
    Purchase of treasury stock,
       217,710 shares at cost ..........        --              --              --             --        (2,076,302)     (2,076,302)
    Tax benefit of stock option grants
       to executives ...................        --              --           404,570           --              --           404,570
    Net income .........................        --              --              --        4,109,189            --         4,109,189
                                          -----------------------------------------------------------------------------------------

Balance at August 31, 1996 .............   7,967,710    $     79,677    $  4,635,524   $ 20,999,846    $ (2,076,302)   $ 23,638,745
                                          =========================================================================================



                            See accompanying notes.

                      KITTY HAWK, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED AUGUST 31,
                                                        --------------------------------------------
                                                            1994            1995            1996
                                                        ------------    ------------    ------------
Operating activities:
         Net income .................................   $  5,260,696    $  4,416,394    $  4,109,189
         Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization ..............      1,935,348       4,095,156       6,873,033
         Loss disposal of property and
            equipment ...............................         62,251            --           589,049
         Aircraft received in contract settlement ...       (750,000)           --              --
         Deferred income taxes ......................       (638,568)        732,795         998,963
         Stock option grants to executives ..........           --              --         4,230,954
         Deferred income ............................           --              --              --
         Changes in operating assets and liabilities:
           Trade accounts receivable ................     (8,036,613)      2,673,139      (1,228,256)
           Contract settlement receivable ...........      3,500,000            --              --
           Receivables from affiliates ..............        (53,035)        481,297            --
           Income taxes receivable ..................           --              --          (765,395)
           Inventory and aircraft supplies ..........        (19,778)         23,285      (1,615,426)
           Prepaid expenses and other ...............        283,342        (532,693)       (121,104)
           Accounts payable and accrued expenses ....      4,063,034      (2,379,510)      3,868,840
           Accrued maintenance reserves .............        379,535       1,429,886         297,211
           Income taxes payable .....................      1,614,521      (1,883,898)           --
                                                        ------------    ------------    ------------

Net cash provided by operating activities ...........      7,600,733       9,055,851      17,237,058

Investing activities:
         Capital expenditures .......................    (13,875,983)    (17,929,106)    (33,537,567)
                                                        ------------    ------------    ------------

Net cash used in investing activities ...............    (13,875,983)    (17,929,106)    (33,537,567)

Financing activities:
         Proceeds from issuance of long-term debt ...     10,916,656       9,911,240      23,117,000
         Repayments of long-term debt ...............     (2,747,533)     (2,074,970)     (3,186,663)
         Acquisition of treasury shares .............           --              --        (2,076,302)
         Proceeds from issuance of common stock .....           --              --             4,430
         Tax benefit of stock option grant
            to executives ...........................           --              --           404,570
                                                        ------------    ------------    ------------

Net cash provided by financing
         activities .................................      8,169,123       7,836,270      18,263,035
                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash
      equivalents ...................................      1,893,873      (1,036,985)      1,962,526

Cash and cash equivalents at beginning of
         period .....................................      2,944,490       4,838,363       3,801,378
                                                        ------------    ------------    ------------

Cash and cash equivalents at end of period ..........   $  4,838,363    $  3,801,378    $  5,763,904
                                                        ============    ============    ============

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   Kitty Hawk, Inc. and its subsidiaries (the "Company") provide air freight services through two related businesses: (i) an air freight carrier and (ii) an air logistics service provider, all primarily in North America. The Company provided air logistics services to one customer which accounted for approximately 63%, 47% and 41% of its total revenues in fiscal years 1994, 1995 and 1996, respectively. Related accounts receivable from this customer at August 31, 1995 and 1996, were approximately $5,089,000, and $4,915,000, respectively. The contract for these services is effective through May 31, 1997; however, such contract may be canceled by either party with 30 days notice. Another customer accounted for approximately 10%, 10% and 15% of the Company's total revenues in fiscal years 1994, 1995 and 1996, respectively.
The Company generally sells on open accounts with 30-day terms and does not require collateral for credit sales.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Convair and DC-9 airframes are fully depreciated over the period remaining to the next major airframe overhaul since the Company does not expect to perform major airframe overhauls on these aircraft. Boeing 727-200 airframes are fully depreciated over an estimated useful life of ten years.

   Costs relating to major airframe overhauls are capitalized as incurred and amortized over the estimated number of flight hours until the next overhaul (the deferral method). No major airframe overhauls have been performed to date.

   Estimated costs relating to periodic jet airframe maintenance are accrued over the flight hours remaining before such periodic maintenance must be performed. Costs relating to non-jet periodic airframe maintenance are expensed as incurred.

   With respect to aircraft engines, the useful life is the estimated number of flight hours remaining until the next required engine overhaul.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes

   Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

Revenue Recognition

   Revenues are recognized as services are provided.

Net Income Per Share

   Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares for all periods presented.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and held in banks, money market funds, and other investments with original maturities of three months or less.

Inventory

   Inventory consists of aircraft parts and is stated at the lower of average cost or market.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reorganization

   In October, 1994, Kitty Hawk, Inc. was organized as a wholly owned subsidiary of Kitty Hawk Group, Inc. ("Group"). Group subsequently merged with Kitty Hawk, Inc. with Kitty Hawk, Inc. being the surviving entity. In connection therewith, each outstanding share of Group common stock was exchanged for 106,049 shares of Kitty Hawk, Inc. common stock. Additionally, Group stock held in treasury was retired. The accompanying consolidated financial statements present the effects of the merger on a retroactive basis.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reclassifications

   Certain amounts from prior years have been reclassified to conform to current year presentation.

Stock Split

   On June 28, 1996 the Company approved a 1.2285391-for-1 stock split effected as a stock dividend. All references to common stock and per share data have been restated to give effect to the split.


2.   DEBT

   Long-term debt consists of the following:

                                                                                       AUGUST 31,
                                                                                 -----------------------
                                                                                    1995         1996
                                                                                 ----------   ----------
(1)Note payable, bearing interest at prime plus 1.75% (10.00% at August
   31, 1996) payable in 48 monthly installments of $25,021 plus interest, with a maturity date of December 1996; secured by a Douglas
   DC-9 aircraft, with a carrying value of approximately $767,000 at
   August 31, 1996 ...........................................................   $  350,291   $   50,042

(2)Note payable, bearing interest at an adjusted Eurodollar rate plus
   2.25% payable in 21 quarterly installments of $153,354 plus interest,
   with a maturity date of  September 1999. (See (8) below.) .................    2,607,021         --

(3)Note payable, bearing interest at an adjusted Eurodollar rate plus
   2.25% payable in 71 monthly installments of $76,891 plus interest,
   with a maturity date of October 2000. (See (8) below.) ....................    4,767,245         --

(4)Note payable, bearing interest at an adjusted Eurodollar rate plus
   2.00% payable in 72 monthly installments of $60,517 plus interest,
   with a maturity date of March 2001. (See (8) below.) ......................    4,054,641         --

(5)Note payable, bearing interest at an adjusted Eurodollar rate plus
   2.00% payable in 72 monthly installments of $59,077 plus interest,
   with a maturity date of July 2001. (See (8) below.) .......................    4,201,507         --

(6)Note payable, bearing interest at 9.75% payable in 18 monthly installments of interest only and 42 monthly installments of $28,212 including interest beginning December 1996, with a maturity date of
   May 2000; secured by a Douglas DC-9 aircraft, with a carrying value
   of approximately $767,000 at August 31, 1996 ..............................    1,000,500    1,000,500

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   DEBT (CONTINUED)

                                                                               AUGUST 31,
                                                                         -----------------------
                                                                            1995         1996
                                                                         ----------   ----------
(7)Note payable, bearing interest at an adjusted Eurodollar rate plus 1.50% to 2.00% based upon a fixed charge coverage ratio of the
   Company (7.0625% at August 31, 1996), payable in 28 quarterly installments plus interest beginning September 1996, with a maturity date of June 2003; secured by two Boeing 727-200 aircraft, with a carrying value of approximately $11,783,000 at
   August 31,1996 ....................................................          --      11,225,000

(8)Note payable, bearing interest at an adjusted Eurodollar rate plus 1.50% to 2.00% based upon a fixed charge coverage ratio of the
   Company (7.07% at August 31, 1996), payable in 23 quarterly installments of $531,000 plus interest beginning September 1996, with a maturity date of June, 2002; secured by four Douglas DC-9 aircraft and four Boeing 727-200 aircraft, with a net carrying
   value of approximately $18,398,000 at August 31, 1996 .............          --      12,744,000

(9)Revolving Credit Facility for general corporate purposes ..........          --       1,892,000
                                                                         -----------   -----------
                                                                          16,981,205    26,911,542
Less current portion .................................................     3,278,553     3,620,240
                                                                         -----------   -----------
                                                                         $13,702,652   $23,291,302
                                                                         ===========   ===========


   Maturities of long-term debt at August 31, 1996 are as follows:

1997.............................      $ 3,620,240
1998.............................        5,645,349
1999.............................        3,888,291
2000.............................        3,950,162
2001.............................        3,847,154
Thereafter.......................        5,960,346
                                       -----------
                                       $26,911,542
                                       ===========



   During August 1996, the Company entered into a new Credit Agreement (notes
(7), (8) and (9) above) with a bank and refinanced a portion of the existing notes payable. Proceeds of note (8) in the amount of $12,744,000 were used to pay down the outstanding balances of notes (2), (3), (4) and (5).

   The Credit Agreement subjects the Company to financial covenants, including fixed charge coverage, cash flow and leverage ratios. The Credit Agreement also limits the payment of dividends.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At August 31, 1996 the Company has outstanding two interest rate swap agreements with the commercial bank to whom note (7) is payable, having a total notional principal amount of $11,225,000. These swap agreements effectively change the interest rate exposure on note (7) to a fixed 7.75 percent. The notional principal amounts of the interest rate swaps reduce in proportion to required principal reductions on the related note. The Company is exposed to credit loss in the event of nonperformance by the other party in the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. Based on a quote provided by the bank, these swap agreements could have been terminated at August 31, 1996 in exchange for a payment to the Company of $343,408.

   Under the Credit Agreement, the Company also has a $15 million Revolving Credit Facility available, of which $10 million is restricted for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million is for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. Any advance under the portion that is restricted to interim financing for aircraft acquisition ($10 million at August 31, 1996) must be repaid in full within 150 days of first advance for the acquired aircraft. The outstanding balance of the Revolving Credit Facility results from borrowings in connection with purchasing two Boeing 727-200s that are being converted to freighter configuration, and to fund such cargo conversion, noise abatement modifications and maintenance on those two aircraft. The Revolving Credit Facility bears interest at an adjusted Eurodollar rate plus 1.50% to 2.00% based upon a fixed charge coverage ratio of the Company (6.96875% at August 31, 1996). The Revolving Credit Facility expires on December 31, 1998 and $3,108,000 was available to be borrowed by the Company at August 31, 1996. The company is currently negotiating to refinance this debt on a long-term basis.

   Under the Credit Agreement, the Company has a $10 million facility available. The funds will be available to the Company until April 29, 1998, and any borrowings under this facility mature March 31, 2003. At August 31, 1996, the entire $10 million was available to the Company.

   Based upon the variable interest rates provided for in the substantial majority of the Company's long-term debt, management believes the fair value of its long-term debt approximates its carrying value at August 31, 1996.

   In connection with the Company's recent acquisition of a one-third undivided interest in four Falcon 20 jet aircraft, the co-owners of the aircraft entered into a five year, $4.3 million term loan, bearing interest at a floating prime rate, which is secured by all four Falcon 20 aircraft and requires monthly payments of principal and interest. The co-owners leased the aircraft to an air carrier affiliated with one of the co-owners. The lease calls for monthly lease payments which exceed the installments on the term loan. The Company's liability under this term loan is limited to $2.0 million.

   The Company made cash interest payments of $280,754, $1,088,928, and $1,765,523 during fiscal years ended 1994, 1995 and 1996, respectively.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INCOME TAXES

   The provision for income taxes consists of the following:

                                               Year ended August 31,
                                      ----------------------------------------
                                         1994           1995          1996
                                      -----------    -----------   -----------
Current income tax:
   Federal ........................   $ 3,434,725    $ 1,829,723   $ 1,352,390
   State ..........................       350,000        580,135       416,391
                                      -----------    -----------   -----------
      Total current income tax ....     3,784,725      2,409,858     1,768,781
                                      -----------    -----------   -----------

Deferred income tax:
   Federal ........................      (608,460)       627,993       758,138
   State ..........................       (30,108)       104,802       240,825
                                      -----------    -----------   -----------
      Total deferred income tax ...      (638,568)       732,795       998,963
                                      -----------    -----------   -----------
                                      $ 3,146,157    $ 3,142,653   $ 2,767,744
                                      ===========    ===========   ===========

   The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                           Year ended August 31,
                                                  ---------------------------------------
                                                     1994           1995          1996
                                                  -----------   -----------   -----------
Income tax computed at statutory rate .........   $ 2,858,330   $ 2,570,076   $ 2,338,157
State income taxes, net of federal benefit ....       211,129       452,058       433,763
Other, net ....................................        76,698       120,519        (4,176)
                                                  -----------   -----------   -----------
   Total ......................................   $ 3,146,157   $ 3,142,653   $ 2,767,744
                                                  ===========   ===========   ===========

   The components of the net deferred tax liabilities recognized on the accompanying balance sheets are as follows:

                                               August 31,
                                       --------------------------
                                           1995          1996
                                       -----------    -----------
Deferred tax liabilities:
   Depreciation ....................   $(2,071,971)   $(3,318,803)
   Prepaid expenses ................      (117,440)       (17,229)
                                       -----------    -----------
   Total deferred tax liabilities ..    (2,189,411)    (3,336,032)
                                       -----------    -----------

Deferred tax assets:
   Nondeductible accruals ..........       167,850        173,790
   Airframe reserves ...............       755,606        897,324
                                       -----------    -----------
     Total deferred tax assets .....       923,456      1,071,114
                                       -----------    -----------
Net deferred tax liability .........   $(1,265,955)   $(2,264,918)
                                       ===========    ===========


   The Company made cash income tax payments of $2,170,203, $4,552,371, and $2,078,673 during fiscal years 1994, 1995 and 1996 respectively.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   COMMITMENTS

   The Company leases its primary office and maintenance space under a non-cancelable operating lease which expires in fiscal year 1998 from a party who, effective October 1994, became a member of the Company's Board of Directors. Rent expense under this lease was $260,970, $252,595, and $254,934 for fiscal years 1994, 1995 and 1996, respectively. The minimum annual rental under the noncancelable operating lease is $252,000 and $126,000 for fiscal year 1997 and 1998, respectively. Under the lease agreement, the Company has the option to purchase the office facilities and the landlord's interest in the associated ground lease at any time prior to March 1, 1997 for consideration of $2,200,000 less $5,000 for each monthly rental payment made after March 1, 1993.

   The Company leases its secondary maintenance space under a cancelable operating lease which expires in May 1999. The lease can be canceled by either party with 60 days notice. Rent expense under this lease was $59,853 and $163,500 in fiscal years 1995 and 1996, respectively. The minimum annual rental under this lease is $163,500, $163,500, and $122,625 fiscal year 1997, 1998 and 1999, respectively.

5.   CONTRACT SETTLEMENT

   In September 1992, the Company was awarded a contract by the United States Postal Service (the "USPS"). An unaffiliated air freight carrier (the "associated bidder") was associated with the Company in the successful bid. Prior to the commencement of the contract, competing bidders filed suit against the USPS seeking to set aside the award.

   In April 1993, to avoid the expense and uncertainty of continued litigation, the Company accepted a settlement. Under the settlement, the contract was terminated for convenience and re-awarded to the incumbent. Additionally, the Company received $12.7 million and the right to receive up to a total of $6.5 million over ten years in installments of $162,500 per quarter, contingent on the re-awarded contract remaining in effect. Appropriate releases were exchanged.

   At August 31, 1993, the Company and the associated bidder had not agreed upon the division of the settlement proceeds, which were held in escrow; but the Company reasonably estimated its share of the proceeds, exclusive of the $6.5 million to be paid in installments over ten years, to be at least $3.5 million. The Company therefore recorded the $3.5 million as a receivable in current assets and, net of contract-related expense, settlement income of $724,683 for fiscal year 1993.

   During fiscal year 1994, the Company and the associated bidder agreed to a division of the settlement proceeds and resolution of all their related claims. Under that agreement, the Company received from escrow approximately $3.5 million cash, obtained title to a Boeing 727-200 aircraft, independently valued and recorded by the Company at $750,000, and was relieved of $1.2 million of previously accrued transportation costs. Additionally, one-half of the contingent future quarterly installment payments were allocated to the Company's majority stockholder. As a result of this settlement, for fiscal year 1994, the Company recorded additional contract settlement income of $1,177,742, which is net of approximately $730,000 in additional settlement costs, principally legal fees. This amount also included both income and an offsetting expense of $677,239, representing the estimated fair value of the future quarterly installment payments that will be paid directly to the Company's majority stockholder.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LITIGATION

   The Company filed suit against Express One International, Inc. ("Express One") in July 1992 in Dallas County, Texas, claiming that Express One breached an aircraft charter agreement and seeking actual damages of approximately $60,000. Express One counterclaimed, asserting that the Company wrongfully repudiated the lease agreement and seeking damages of $356,718 for services performed, $1,140,000 for additional fees it would have received under the contract, punitive damages and its attorney's fees and costs.

   In February 1995, a jury verdict in the case granted the Company $25,000 in damages plus its attorneys fees and denied Express One's claims. The court entered judgment in favor of the Company for $25,000 in damages, for $148,115 in attorneys fees through trial and for additional attorneys fees if Express One appeals. Before expiration of the time for appeal, Express One filed a petition under Chapter 11 of the U.S. Bankruptcy Code. There is a dispute about whether Express One has preserved a right to appeal and whether the judgment has become final. Therefore, the judgment awarded to the Company has not been recorded in the financial statements. The Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

   The USPS selected the Company's air freight carrier in September 1992 as the successful bidder on a contract for a multi-city network of air transportation services supporting the USPS Express Mail system. Two unsuccessful bidders sued the USPS to enjoin the award. The Company intervened. This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the USPS terminated the Company's contract for convenience and awarded the contract to the incumbent contractor, Emery Worldwide Airlines, Inc. ("Emery").

   In March 1995, the Company was served with a complaint in a qui tam lawsuit filed on behalf of the U.S. Government by a third-party plaintiff seeking to share a recovery under the Federal False Claims Act (the "Act"). The suit, filed in May 1994, was filed under seal in accordance with the Act, to enable the U.S. Government to review the claim before its disclosure to the defendants. The U.S. Government declined to pursue the claim, but the third-party plaintiff chose to continue. The suit claimed that the Company and another defendant fraudulently failed to disclose to the USPS, both in the Company's successful bid and in the settlement of the ANET litigation, that some of the aircraft the Company proposed to purchase and use to perform the contract were aging aircraft with high use, and claimed that the Company and Emery similarly fraudulently conspired in connection with the settlement of the ANET litigation. The suit sought to recover treble the $10 million settlement payment made by the USPS in settling the ANET litigation, plus the third party plaintiff's costs and fees.

   The Company moved to dismiss the suit with prejudice on grounds that it was barred by the Act. The Company also sought to recover its attorneys' fees from the plaintiff and to obtain sanctions against the plaintiff's attorneys. The Company believes the suit was clearly frivolous because, among other things, the Company in the ANET bid identified each aircraft by serial number, age, hours and cycles, and made available use and maintenance records for each aircraft as required by the request for proposal, and that the USPS reviewed and inspected the aircraft, data and records and found them

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acceptable. In May 1996, the court dismissed the suit and awarded the Company its attorneys' fees and costs. The plaintiff has asked the court to reconsider its ruling. The Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

   Additionally, in the normal course of business, the Company is a party to matters of litigation, none of which, in the opinion of management, will have a material adverse effect on the Company's financial condition or the results of operations.

7.   STOCK OPTIONS

   In October 1994 the Company granted non-qualified options to two executives to purchase a total of 337,848 shares of common stock at $7.81 per share.

   In December 1995, the Company canceled 245,708 of the options outstanding and granted to an executive a non-qualified option to purchase 390,707 shares of common stock at $0.01 per share. The new option has a term of nine years and is fully vested. In June 1996, the Company canceled the remaining 92,140 options outstanding and granted to another executive a non-qualifying option to purchase 153,567 shares of common stock at $0.01 per share. The new option has a term of nine years and is fully vested. On June 26, 1996, the executives fully exercised their options. No options remain outstanding at August 31, 1996. Based on an independent appraisal commissioned by the Company, the fair value of the options of $4,230,954 is reflected as a charge to earnings in the accompanying statement of income for the year ended August 31, 1996.

8.   RELATED PARTY TRANSACTIONS

   The Company provided maintenance and other services as well as cash advances to Martinaire East, Inc. ("Martinaire"), a company in which a minority interest was owned by the Company's majority stockholder. Total sales to Martinaire for fuel and services were approximately, $235,000 and $22,000 in fiscal years 1994 and 1995, respectively. Martinaire also flies charter service for the Company. During fiscal years 1994 and 1995, Martinaire provided the Company services in the amount of approximately, $982,000 and $232,000, respectively. At August 31, 1995 there were no amounts due from Martinaire. At August 31, 1996, Martinaire is no longer considered to be a related party.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   EMPLOYEE COMPENSATION PLANS AND ARRANGEMENTS

   The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Established effective September 1, 1993, the plan covers substantially all employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees and the Company provides matching contributions based upon the employees' contribution. The Company incurred $80,812, $121,217, and $159,967 in matching contributions related to this plan during fiscal year 1994, 1995 and 1996, respectively.

   The Company has adopted:

-- An Omnibus Securities Plan (the Plan) under which 300,000 shares of its common stock are reserved for issuance to its employees. The Plan will be administered by the Company's Compensation Committee which may grant stock based and non-stock based compensation to the Plan participants.

-- An Annual Incentive Compensation Plan (the Compensation Plan) under which the Compensation Committee will determine and award semiannual bonuses to employees of the Company. The aggregate amount of bonuses available for award is limited to 10% of the Company's income before income taxes and the bonuses to be paid under the Compensation Plan. The Company may elect to pay the full amount of the bonuses in common stock, which is limited to total stock distributions of 200,000 shares of common stock.

-- An Employee Stock Purchase Plan covering up to 100,000 shares of the
   Company's common stock.

10.  SUBSEQUENT EVENT

   In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $30.1 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of November, 1996.

                                KITTY HAWK, INC.




                                By:     /s/ RICHARD R. WADSWORTH
                                  ---------------------------------------------
                                                 Richard R. Wadsworth
                                       Senior Vice President -- Finance, Chief
                                           Financial Officer, and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on the 27th day of November, 1996.

                   NAME                                            CAPACITIES
                   ----                                            ----------
    /s/ M. TOM CHRISTOPHER                         Chairman of the Board of Directors and Chief
-------------------------------------------        Executive Officer
          M. Tom Christopher


    /s/ TILMON J. REEVES                           President, Chief Operating Officer and Director
-------------------------------------------
           Tilmon J. Reeves


    /s/ RICHARD R. WADSWORTH                       Senior Vice President -- Finance, Chief Financial
-------------------------------------------        Officer, Secretary, Director and Principal Financial
         Richard R. Wadsworth                      and Accounting Officer


    /s/ TED J. COONFIELD                           Director
-------------------------------------------
           Ted J. Coonfield


    /s/ JAMES R. CRAIG                             Director
-------------------------------------------
            James R. Craig


    /s/ ROBERT F. GRAMMER                          Director
-------------------------------------------
           Robert F. Grammer


    /s/ LEWIS S. WHITE                             Director
-------------------------------------------
            Lewis S. White

                               INDEX TO EXHIBITS

      EXHIBIT
        NO.                                        DESCRIPTION
-------------------- ------------------------------------------------------------------------

       3.1           -- Certificate of Incorporation of the Company .(2)

       3.2           -- Bylaws of the Company.(2)

       3.3           -- Amendment No. 1 to the Certificate of Incorporation of the Company.(2)

       3.4           -- Amendment No. 1 to the Bylaws of the Company.(2)

       4.1           -- Specimen Common Stock Certificate.(3)

      10.1           -- Master Agreement for Air Charter Transportation Services ("GM
                        Agreement") dated as of June 4, 1990 by and between General Motors
                        Corp. ("GM") and the Company.(2)

      10.2           -- Addendum No. 1 to the GM Agreement dated as of August 9, 1990 by and between the Company and GM.(2)

      10.3           -- Addendum No. 1 to the GM Agreement dated as of June 4, 1991 by and between the Company and GM.(2)

      10.4           -- Addendum No. 2 to the GM Agreement dated as of October 1, 1990 by and between the Company and GM.(2)

      10.5           -- Addendum No. 3 to the GM Agreement dated as of November 5, 1990 by and between the Company and GM.(2)

      10.6           -- Addendum No. 4 to the GM Agreement dated as of December 3, 1990 by and between the Company and GM.(2)

      10.7           -- Addendum No. 5 to the GM Agreement dated as of January 7, 1991 by and between the Company and GM.(2)

      10.8           -- Addendum No. 6 to the GM Agreement dated as of February 4, 1991 by and between the Company and GM.(2)

      10.9           -- Addendum No. 7 to the GM Agreement dated as of March 4, 1991 by and between the Company and GM.(2)

      10.10          -- Revision to Appendices and to Master Agreement for Air Charter
                        Transportation Services dated August 13, 1992 by and between the
                        Company and GM.(2)

      10.11          -- Addendum No. 5 to the GM Agreement dated as of May 1, 1994 by and between the Company and GM.(2)

      10.12          -- Aircraft Charter Agreement dated as of February 9, 1994 by and between the Company and DHL Airways, Inc.(2)

      10.13          -- Agreement to Furnish Three (3) CV-600 Aircraft and Air Cargo Services
                        dated as of May 15, 1995 by and between the Company and Burlington
                        Air Express Inc. ("Burlington").(3)

      10.14          -- Agreement to Furnish Five (5) B727-200 Aircraft and Air Cargo
                        Services dated as of March 1, 1996 by and between the Company and
                        Burlington.(3)

      10.15          -- Aircraft Operating Lease dated as of March 14, 1995 by and between
                        Ting Hong Oceanic Enterprises Co., Ltd. ("Ting Hong") and the
                        Company.(3)

      10.16          -- Amendment and Extension of Aircraft Operating Lease dated April 24,
                        1996 by and between Ting Hong and the Company.(3)

      10.17          -- Aircraft Operating Lease dated April 19, 1996 by and between the
                        Company and Pacific East Asia Cargo Airlines, Inc.(3)

      10.18          -- Settlement Agreement dated as of August 22, 1994 by and between the
                        Company, Aircargo, Leasing, M. Tom Christopher, American
                        International Airways, Inc., and Conrad Kalitta.(2)

      10.19          -- Sublease Agreement dated as of March 1, 1993 by and between Robert F.
                        Grammer and M. Tom Christopher.(2)

      10.20          -- Transfer and Assignment of Sublease Agreement dated as of October 26,
                        1994 by and between the Company, M. Tom Christopher and Robert F.
                        Grammer.(2)

      10.21          -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher.(2)(4)

      10.22          -- Split Dollar Insurance Agreement dated as of June 15, 1993 by and between the Company and James R. Craig.(2)(4)

      10.23          -- Split Dollar Insurance Agreement dated as of June 15, 1993 by and between the Company and James R. Craig.(2)(4)

      10.24          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan, dated as of September 3, 1996.(3)(4)

      10.25          -- Kitty Hawk, Inc. Amended and Restated Employee Stock Purchase Plan,
                        dated as of September 3, 1996.(3)(4)

      10.26          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation
                        Plan, dated as of September 3, 1996.(3)(4)

      10.27          -- Kitty Hawk, Inc. 401(k) Savings Plan.(2)(4)

      10.28          -- Employment Agreement dated as of October 27, 1994 by and between the
                        Company and M. Tom Christopher.(2)(4)

      10.29          -- Amended and Restated Employment Agreement dated as of June 12, 1996 by and between the Company and Richard R. Wadsworth.(3)(4)

      10.30          -- Amended and Restated Employment Agreement dated as of December 31,
                        1995 by and between the Company and Tilmon J. Reeves.(3)(4)

      10.31          -- Request for written consent to expand ownership without management change dated as of October 26, 1994 granted by GM.(2)

      10.32          -- Request for written consent to certain disclosures of Master
                        Agreement and contractual relationship dated as of October 26, 1994 granted by GM.(2)

      10.33          -- Kavouras Customer Order Acknowledgment.(2)

      10.34          -- Kavouras Meteorological Services Agreement.(2)

      10.35          -- Computer Flight Plan and Weather Service Agreement dated as of June
                        11, 1992 by and between Aircargo and Jeppesen DataPlan, Inc. (2)

      10.36          -- Purchase Agreement between Federal Express Corporation and Postal
                        Air, Inc. (predecessor to the Company) dated as of October 22, 1992
                        (the "FEASI Agreement").(3)

      10.37          -- Amendment No. 1 dated November 17, 1992 to the FEASI Agreement.(3)

      10.38          -- Amendment No. 2 dated February 1993 to the FEASI Agreement.(3)

      10.39          -- Amendment No. 3 dated June 11, 1993 to the FEASI Agreement.(3)

      10.40          -- Amendment No. 4 dated May 10, 1994 to the FEASI Agreement.(3)

      10.41          -- Amendment No. 5 dated September 29, 1995 to the FEASI Agreement.(3)

      10.42          -- Amended and Restated Credit Agreement, dated as of August 14, 1996, by and among the Company, Wells Fargo Bank (Texas), National
                        Association, and Bank One, Texas, N.A. (3)

      10.43          -- Aircraft Purchase Agreement between the Company and Intrepid Aviation
                        Partners, LLC dated as of September 24, 1996.(3)

      10.44          -- Purchase Agreement between the Company and International Aero Components,
                        Inc. dated as of November 15, 1996.(1)

      10.45          -- Purchase Agreement between the Company and International Technical Consultants,
                        Inc. dated as of November 25, 1996.(1)

      11.1           -- Statement of Computation of Net Income per Share.(1)

      21.1           -- Subsidiaries of the Registrant.(3)

      23.1           -- Consent of Ernst & Young LLP.(1)

      27.1           -- Financial Data Schedule.(1)



---------------
    (1) Filed herewith.
    (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.
    (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.
    (4) The exhibit is a management contract or compensatory plan or arrangement.