Form 10-Q
period 1996-11-30
KITTY HAWK INC
filed 1997-01-14
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of January 13, 1997:
10,451,807.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                    Page Number
   PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
        November 30, 1996 and August 31, 1996 .......................  3

     Condensed Consolidated Statements of Income
        Three months ended November 30, 1996 and 1995 ...............  4

     Condensed Consolidated Statements of Cash Flows
        Three months ended November 30, 1996 and 1995 ...............  5

     Condensed Consolidated Statements of Stockholders' Equity
        Three months ended November 30, 1996 ........................  6

     Notes to Condensed Consolidated Financial Statements ...........  7 - 8

        Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations. ........................  9 - 14

   PART II. OTHER INFORMATION

   Item 1.Legal Proceedings .........................................  15

   Item 2.Changes in Securities. ....................................  15

   Item 3.Defaults upon Senior Securities ...........................  15

   Item 4.Submission of Matters to a Vote of Security Holders .......  15

   Item 5.Other Information .........................................  15

   Item 6.Reports on Form 8-K and Exhibits ..........................  15 - 16

   Signatures .......................................................  17

PART I.FINANCIAL INFORMATION

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                NOVEMBER 30,       AUGUST 31,
ASSETS                                                              1996              1996
                                                               --------------    --------------
                                                                (unaudited)
Current assets
     Cash and cash equivalents .............................   $   27,294,783    $    5,763,904
     Trade accounts receivable .............................        9,141,216        14,195,990
     Deferred income taxes .................................          156,562           156,562
     Income tax receivable .................................          176,015           765,395
     Inventory and aircraft supplies .......................        2,578,197         1,713,812
     Prepaid expenses and other assets .....................        2,702,441           918,929
                                                               --------------    --------------
         Total current assets ..............................       42,049,214        23,514,592
                                                               --------------    --------------

Property and equipment
     Aircraft ..............................................       58,782,586        53,695,320
     Aircraft work-in-progress .............................       16,271,689        13,476,355
     Machinery and equipment ...............................        2,493,605         1,776,319
     Furniture and fixtures ................................          246,370           241,370
     Transportation equipment ..............................          289,499           236,708
                                                               --------------    --------------
                                                                   78,083,749        69,426,072
     Less:  accumulated depreciation and amortization ......      (15,016,667)      (13,112,786)
                                                               --------------    --------------
         Net property and equipment ........................       63,067,082        56,313,286
                                                               --------------    --------------

Total assets ...............................................   $  105,116,296    $   79,827,878
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ......................................   $    8,069,013    $   12,952,180
     Accrued expenses ......................................        1,840,769         1,580,465
     Accrued maintenance reserves ..........................        2,105,471         2,323,466
     Revolving Credit Facility for aircraft acquisitions
       expected to be refinanced ...........................       10,000,000        10,000,000
     Current maturities of long-term debt ..................        3,658,916         3,620,240
                                                               --------------    --------------
         Total current liabilities .........................       25,674,169        30,476,351

Long-term debt .............................................       22,344,902        23,291,302
Deferred income taxes ......................................        2,421,480         2,421,480

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1 par value:  Authorized shares
        --1,000,000, none issued ...........................             --                --

     Common stock, $.01 par value:  Authorized
        shares --25,000,000; issued and outstanding
        --10,669,517 and 7,967,710, respectively ...........          106,695            79,677

     Additional paid in capital ............................       34,013,159         4,635,524
     Retained earnings .....................................       22,632,193        20,999,846
     Less common stock in treasury,
        217,710 shares .....................................       (2,076,302)       (2,076,302)
                                                               --------------    --------------
         Total stockholders' equity ........................       54,675,745        23,638,745
                                                               --------------    --------------
Total liabilities and stockholders' equity .................   $  105,116,296    $   79,827,878
                                                               ==============    ==============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                       THREE MONTHS ENDED
                                                   NOVEMBER 30,    NOVEMBER 30,
                                                       1996            1995
                                                   ------------    ------------
Revenues:
   Air freight carrier .........................   $ 13,252,829    $ 12,816,182
   Air logistics ...............................     12,160,877      23,229,016
                                                   ------------    ------------
      Total revenues ...........................     25,413,706      36,045,198
                                                   ------------    ------------

Costs of revenues:
   Air freight carrier .........................      9,081,228       8,518,032
   Air logistics ...............................     11,214,356      21,590,934
                                                   ------------    ------------
      Total costs of revenues ..................     20,295,584      30,108,966
                                                   ------------    ------------

Gross profit ...................................      5,118,122       5,936,232

General and administrative expenses ............      2,031,897       2,012,230
Non-qualified employee profit sharing expense ..        235,620         359,781
                                                   ------------    ------------

Operating income ...............................      2,850,605       3,564,221

Other income (expense):
   Interest expense ............................       (463,304)       (360,784)
   Other, net ..................................        333,278          29,834
                                                   ------------    ------------

Income before income taxes .....................      2,720,579       3,233,271

Income taxes ...................................      1,088,232       1,277,142
                                                   ------------    ------------

Net income .....................................   $  1,632,347    $  1,956,129
                                                   ============    ============

Net income per share ...........................   $       0.18    $       0.25
                                                   ============    ============

Weighted average common and common
   equivalent shares outstanding ...............      9,322,527       7,967,710
                                                   ============    ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                THREE MONTHS ENDED
                                                          NOVEMBER 30,    NOVEMBER 30,
                                                              1996            1995
                                                          ------------    ------------
Operating activities:
   Net income .........................................   $  1,632,347    $  1,956,129
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization ....................      1,903,881       1,187,356
     Stock bonus ......................................         21,684            --
     Changes in operating assets and liabilities:
       Trade accounts receivable ......................      5,054,774      (3,933,225)
       Income taxes receivable ........................        589,380            --
       Inventory and aircraft supplies ................       (864,385)        (86,824)
       Prepaid expenses and other .....................     (1,783,512)     (2,776,366)
       Accounts payable and accrued expenses ..........     (4,622,863)      1,396,476
       Accrued maintenance reserves ...................       (217,995)           --
       Income taxes payable ...........................           --         1,064,051
                                                          ------------    ------------

Net cash provided by (used in)
       operating activities ...........................      1,713,311      (1,192,403)

Investing activities:
   Capital expenditures ...............................     (8,657,677)       (174,697)
                                                          ------------    ------------

Financing activities:
   Repayments of long-term debt .......................       (907,724)       (873,557)
   Proceeds from issuance of common stock .............     29,382,969            --
                                                          ------------    ------------

Net cash provided by (used in) financing
   activities .........................................     28,475,245        (873,557)
                                                          ------------    ------------

Net increase (decrease) in cash and cash
   equivalents ........................................     21,530,879      (2,240,657)

Cash and cash equivalents at beginning of
   period .............................................      5,763,904       3,801,378
                                                          ------------    ------------

Cash and cash equivalents at end of period ............   $ 27,294,783    $  1,560,721
                                                          ============    ============




                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY



                                                                          ADDITIONAL
                                                NUMBER OF     COMMON        PAID IN      RETAINED       TREASURY
                                                 SHARES        STOCK        CAPITAL      EARNINGS        STOCK          TOTAL
                                              ----------------------------------------------------------------------------------
Balance at August 31, 1996 ................     7,967,710   $    79,677   $ 4,635,524   $20,999,846   $(2,076,302)   $23,638,745

Shares sold in initial public offering ....     2,700,000        27,000    29,355,969          --            --       29,382,969

Shares issued to employees under the
   Annual Incentive Compensation Plan .....         1,807            18        21,666          --            --           21,684

Net income ................................          --            --            --       1,632,347          --        1,632,347
                                              ----------------------------------------------------------------------------------

Balance at November 30, 1996 ..............    10,669,517   $   106,695   $34,013,159   $22,632,193   $(2,076,302)   $54,675,745
                                              ==================================================================================


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 1996, are unaudited (except for the August 31, 1996 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. On December 17, 1996, the Company filed a Form 8-K and elected to change its fiscal year end to December 31. Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for a calendar year.

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares for the three month period ended November 30, 1996.

2. REGISTRATION OF STOCK OFFERING

     In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock.

3. LITIGATION

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

     In February 1995, a jury awarded the Company $25,000 in damages plus its attorneys' fees and denied Express One's counterclaims. The court entered judgment in favor of the Company for $25,000 in damages, for $148,115 in attorneys fees through trial and for additional attorneys fees if Express One appeals. Before expiration of the time for appeal, Express One filed a petition under Chapter 11 of the U.S. Bankruptcy Code. There is a dispute about whether Express One has preserved a right to appeal and whether the judgment has become final. Therefore, the judgment awarded to the Company has not been recorded in the financial statements. The Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     In March 1995, the Company was served with a complaint in a qui tam lawsuit filed on behalf of the U.S. Government by a third-party plaintiff seeking to share a recovery under the Federal False Claims Act (the "Act"). The suit, filed in May 1994, was filed under seal in accordance with the Act, to enable the U.S. Government to review the claim before its disclosure to the defendants. The U.S. Government declined to pursue the claim, but the third-party plaintiff chose to continue. The suit claimed that the Company and another defendant fraudulently failed to disclose to the USPS, both in the Company's successful bid and in the settlement of the ANET litigation, that certain of the aircraft the Company proposed to purchase and use to perform the contract were aging aircraft with high use, and claimed that the Company and Emery similarly fraudulently conspired in connection with the settlement of the ANET litigation. The suit sought to recover treble the $10 million settlement payment made by the USPS in settling the ANET litigation, plus the third party plaintiff's costs and fees. In May 1996, the court dismissed the suit and awarded the Company its attorneys' fees and costs. The plaintiff has asked the court to reconsider its ruling. The Company does not expect the outcome of this matter to have a material adverse effect upon the Company's financial condition or results of operations.

4. SUBSEQUENT EVENTS

     In December 1996, the Company sold two recently acquired and modified Boeing 727-200 aircraft to an operating lessor and entered into an operating lease agreement for such aircraft commencing January 1, 1997, ending December 31, 1997, with five successive one year renewal options. The Company has an option to purchase the aircraft at the end of each year, and must guarantee to the lessor certain minimum sale values if the Company elects not to renew the lease or exercise its purchase option. The funds from the sale were partially used to pay indebtedness incurred to acquire, convert to cargo configuration, perform maintenance updates and hushkit the aircraft.

     In November 1996, the Company acquired a Boeing 727-200 aircraft in passenger configuration under a seven year operating lease at a monthly rate of $50,000.00. The aircraft is being modified to cargo configuration and is undergoing maintenance updates at the Company's cost.

     In November 1996, the Company purchased a Boeing 727-200 aircraft in passenger configuration. The aircraft was slightly damaged in the process of its original delivery to the Company and is expected to be repaired and finally delivered in January 1997. The aircraft will be modified to cargo configuration, undergo maintenance updates, and equipped with a hushkit.


     In December 1996, the Company entered into a revision of its agreement with the supplier of noise abatement equipment increasing the number of hushkits it has firmly committed to purchase and establishing fixed prices for those kits.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources".

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview

     Revenues. The Company's revenues are derived from two related businesses:
(i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from ACMI contract and on-demand charters flown with Company aircraft. Air logistics revenues are derived substantially from on-demand air freight charters arranged by Kitty Hawk for its customers utilizing the flight services of third-party air freight carriers. For those on-demand charters that are arranged by the Company and flown by its air freight carrier, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues. As the Company's fleet size increases, the Company expects the percentage of its revenues derived from its air freight carrier business to materially increase.

     GM, the US Postal Service and Burlington Air Express, Inc. have each accounted for more than 10% of the Company's revenues for the last fiscal year.

     Cost of Revenues. The principal components of the costs of revenues attributable to the air freight carrier consist of the costs for the maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance, and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for the ACMI contract charters is generally provided by the customer or billed to them on a direct pass-through basis. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third-party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown by the air freight carrier, all related air transportation expenses are allocated to the air freight carrier and all related cargo ground handling and transportation expenses are allocated to air logistics.

     Due to recent strikes and labor disruptions at certain GM plants, there has been a decrease during the three month period ended November 30, 1996 in the number of charters flown by the Company's air logistics business.

RESULTS OF OPERATIONS

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:


                                          Three months ended November 30,
                                            1996                  1995
                                      -----------------    -----------------
Air freight carrier:
     Revenues .....................   $13,253     100.0%   $12,816     100.0%
     Costs of revenues ............     9,081      68.5%     8,518      66.5%
                                      -------   -------    -------   -------
     Gross profit .................   $ 4,172      31.5%   $ 4,298      33.5%
                                      =======   =======    =======   =======

Air logistics:
     Revenues .....................   $12,161     100.0%   $23,229     100.0%
     Costs of revenues ............    11,214      92.2%    21,591      92.9%
                                      -------   -------    -------   -------
     Gross profit .................   $   947       7.8%   $ 1,638       7.1%
                                      =======   =======    =======   =======


     The following table presents, for the periods indicated, condensed consolidated income statement data expressed as a percentage of total revenues:



                                                       Three months ended November 30,
                                                              1996       1995
                                                             ------     ------
Revenues:
     Air freight carrier .................................     52.1%      35.6%
     Air logistics .......................................     47.9       64.4
                                                             ------     ------
         Total revenues ..................................    100.0      100.0
Total costs of revenues ..................................     79.9       83.5
                                                             ------     ------
Gross profit .............................................     20.1       16.5
     General and administrative expenses .................      8.0        5.6
     Non-qualified employee profit sharing expense .......      0.9        1.0
                                                             ------     ------
Operating income .........................................     11.2        9.9
     Interest expense ....................................     (1.8)      (1.0)
     Other income ........................................      1.3        0.1
                                                             ------     ------
Income before income taxes ...............................     10.7        9.0
Income taxes .............................................      4.3        3.5
                                                             ======     ======
Net income ...............................................      6.4%       5.5%
                                                             ======     ======

QUARTER ENDED NOVEMBER 30, 1996 COMPARED TO QUARTER ENDED NOVEMBER 30, 1995

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $2.4 million and $10.4 million, or 17.9% and 78.4%, respectively, of total air freight carrier revenues for the quarter ended November 30, 1996, as compared to $6.8 million and $5.3 million, or 53.0% and 41.6%, respectively, for the quarter ended November 30, 1995. ACMI contract charter revenues for the quarter ended November 30, 1996 increased 96.2% over quarter ended November 30, 1995, primarily as the result of additional Boeing 727-200 ACMI contract charters. Revenues from on-demand charters flown by Company aircraft for the quarter ended November 30, 1996 decreased 64.7% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI and lower general on-demand activity during the recent strikes and labor disruptions involving GM. For the quarter ended November 30, 1996, as compared to the quarter ended November 30, 1995, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues decreased $11.1 million, or 47.6%, to $12.2 million in the quarter ended November 30, 1996, from $23.2 million in the quarter ended November 30, 1995. This decrease was primarily due to decreased demand for on-demand charters from the automobile industry resulting from the recent strikes and labor disruptions involving GM in the quarter ended November 30, 1996. For the quarter ended November 30, 1996, as compared to the quarter ended November 30, 1995, prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $563,000 or 6.6% to $9.1 million in the quarter ended November 30, 1996, from $8.5 million in the quarter ended November 30, 1995, reflecting increased pilot and maintenance personnel costs associated with increased fleet size and ACMI activities. These increases were partially offset by reduced fuel costs due to aircraft being shifted from on-demand to ACMI contract charters. As a result of these factors, gross profit margin from the air freight carrier decreased to 31.5% in the quarter ended November 30, 1996, from 33.5% in the quarter ended November 30, 1995.

     As reported to the FAA, overall aircraft utilization increased to 5,460 flight hours for the quarter ended November 30, 1996, from 4,617 in the quarter ended November 30, 1995, a 18.3% increase. This increase was primarily due to the increased hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $10.4 million, or 48.1%, to $11.2 million in the quarter ended November 30, 1996, from $21.6 million in the quarter ended November 30, 1995, reflecting the decreased volume of business. The gross profit margin from air logistics increased to 7.8% in the quarter ended November 30, 1996, from 7.1% in the comparable prior period, a 9.9% increase. This increase was primarily due to the Company's success in reducing its costs paid to third-party air freight carriers and ground service providers.

     General and Administrative Expenses. General and administrative expenses increased $20,000, or 1.0%, to $2.0 million in the quarter ended November 30, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased revenue volume for the air freight carrier in the quarter ended November 30, 1996. As a percentage of total revenues, general and administrative expenses increased to 8.0% in the quarter ended November 30, 1996, from 5.6% in quarter ended November 30, 1995.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense decreased $124,000, or 34.5%, to $236,000 in the quarter ended November 30, 1996, from $360,000 in the quarter ended November 30, 1995, reflecting the reduction of net income before taxes in the quarter ended November 30, 1996.

     Operating Income. As a result of the above operating income decreased $714,000, or 20%, to $2.9 million in the quarter ended November 30, 1996, from $3.6 million in the quarter ended November 30, 1995. Operating income margin increased to 11.2% from 9.9%, for the quarters ended November 30, 1996 and 1995, respectively.

     Interest Expense. Interest expense increased to $463,000 for the quarter ended November 30, 1996 from $361,000 for the quarter ended November 30, 1995, a 28.4% increase. The increase was primarily the result of the incurrence of additional long-term debt to finance the acquisition of three Boeing 727-200 aircraft.

     Other Income (Expense). Other income increased to $333,000 in the quarter ended November 30, 1996, from $30,000 in the comparable prior year period. The increase was primarily due to increased interest income from the investment of IPO proceeds in the quarter ended November 30, 1996.

     Income Taxes. Income taxes as a percentage of income before income taxes increased to 40.0% for the quarter ended November 30, 1996, from 39.5% for the comparable prior year period. The increase was primarily due to increased state income taxes.

     Net Income. As a result of the above, net income decreased to $1.6 million in the quarter ended November 30, 1996, compared to $2.0 million in the quarter ended November 30, 1995. Net income as a percentage of total revenues increased to 6.4% in the quarter ended November 30, 1996, from 5.5% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its air freight carrier fleet. The Company's funding of its capital requirements historically has been primarily from a combination of internally generated funds and bank borrowings. In addition, the Company has leased aircraft and entered into a sale leaseback for acquisition and may do so in the future.

     Cash provided by operating activities was $1.7 million and cash used in operating activities was $1.2 million in the quarters ended November 30, 1996 and 1995, respectively. At the end of the quarters ended November 30, 1996 and 1995, the Company had working capital of $16.4 million and $3.8 million, respectively.

     On August 14, 1996, Kitty Hawk entered into a Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), and a $10 million Term Loan Facility (the "Term Loan") (collectively, the "Commitments"). As of January 13, 1997 $1.5 million was outstanding under the Revolving Credit Facility, and $0 was outstanding under the Term Loan. Borrowings under these Commitments bear interest at WFB's prime rate or, at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk.

     Under the Credit Agreement, $10 million of proceeds of the Revolving Credit Facility are restricted to use from time to time for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million of the Revolving Credit Facility may be used for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. Term Loans must be used to finance the purchase of one DC9-15F hushkit and up to seven major maintenance checks for jet aircraft.

     The Revolving Credit Facility expires on December 31, 1998. Any advance under the portion of the Revolving Credit Facility that is restricted to interim financing for aircraft acquisition must repaid in full within 150 days of first advance for the acquired aircraft. All advances under the Term Loan must be made by April 29, 1998. The Term Loan matures on March 31, 2003. The Commitments are cross-collateralized and are secured by certain aircraft owned by the Company, all aircraft acquired with advances under the restricted portion of the Revolving Credit Facility while those advances are outstanding, certain leases of aircraft and engines, accounts, chattel paper, general intangibles and other personal property.

     The Credit Agreement prohibits (i) the redemption or repurchase of the Company's securities, (ii) the payment of dividends to Kitty Hawk's stockholders in an amount over 25% of the Company's net income of the immediately preceding fiscal year, (iii) certain investments, acquisitions of stock, acquisitions of assets to the extent that the business acquired is not in the present lines of business of the Company, and other business combinations, (iv) certain transactions with affiliates and (v) the Company to incur any additional indebtedness, liabilities or obligations other than debt incurred (a) with the prior written consent of WFB and BOT or (b) in the ordinary course of business not to exceed $25 million.

     The Credit Agreement also contains certain other covenants, including limitations on the ability of the Company to change its lines of business. If a "Change of Control" occurs, WFB and BOT may accelerate or terminate the Commitments. "Change of Control" includes (a) the failure of Kitty Hawk to own all of the outstanding stock of certain of its subsidiaries, (b) M. Tom Christopher failing to own at least 51% of the outstanding stock of Kitty Hawk,
(c) M. Tom Christopher ceasing to be Chief Executive Officer of Kitty Hawk or active in the management of the Company or (d) if, after the consummation of a public offering, any person (or two or more persons acting as a group) acquiring beneficial ownership of 25% or more of the outstanding shares of Common Stock. During the quarters ended November 30, 1996 and 1995, these and similar restrictions and prohibitions under the Company's other credit facilities did not have a material impact on the Company's ability to meet its cash obligations and the Company does not believe that the restrictions under the Credit Agreement will have any such impact in the future.

     In addition, the Company has a loan with 1st Source Bank. As of January 13, 1997, the outstanding balance of this loan was approximately $1 million. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. The 1st Source loan contains certain aircraft maintenance covenants and provides that a change in the Company's business is an event of default upon which 1st Source may declare all or any part of the remaining unpaid principal due and payable.

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

     Capital expenditures were $8.7 million and $174,697 for the quarters ended November 30, 1996 and 1995, respectively. Capital expenditures for the quarter ended November 30, 1996 were primarily for the purchase of: (i) one Boeing 727-200 aircraft and (ii) cargo and noise abatement modification of two Boeing 727-200 aircraft. Capital expenditures for the quarter ended November 30, 1995 were primarily for the purchase of one JT8D-7 engine.

     In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $29.4 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. As of January 13, 1997, the Company has purchased one Boeing 727-200 freighter aircraft for $4.7 million and one Boeing 727-200 aircraft for $2.31 million, which will be modified to cargo configuration in early 1997 for an additional cost of approximately $3.1 million (including approximately $1.82 million for noise abatement equipment). The Company further expects to finalize the purchase of two additional Boeing 727-200s and subsequently to modify them to cargo configuration for a total expenditure of approximately $17.0 million (including noise abatement equipment for approximately $5.0 million). As of January 13, 1997, Company has used approximately $10.0 million of the net proceeds of the initial public offering to fund these expenses.

     In December 1996, the Company amended its agreement with the supplier of noise abatement equipment to increase the number of hushkits it has firmly committed to purchase and to establish fixed prices. In connection with this new agreement, the Company paid the vendor an additional $350,000 in deposits on seven (7) future, firm orders valued between $13 and 17.5 million, depending on type selected. The Company further believes the $6.9 million amount for noise abatement modifications proposed for fiscal year 1997 for these three aircraft together with an additional $1.5 million to modify a currently owned DC9-15Faircraft with noise abatement equipment during fiscal 1997, represents the total capital expenditures that would currently be necessary to comply with the requirements of existing applicable environmental regulations for such fiscal year. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $9.0 million to $11.0 million for noise abatement modifications to aircraft currently owned or proposed to be purchased. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditures for noise abatement modifications in fiscal year 1998 could materially increase.

     The Company's revenue fleet is comprised of ten Boeing 727-200 aircraft manufactured between 1969 and 1978, five Douglas DC9-15F aircraft manufactured during 1967 and 1968, and nine turbo-prop Convairs manufactured between 1948 and 1957. Manufacturers' Service Bulletins ("Service Bulletins") and FAA Airworthiness Directives ("Directives") issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

     The Company understands the FAA has established an internal procedure to review approvals for new and existing transport category airplane cargo door and other modifications that could affect the Company's fleet of Boeing 727-200 aircraft. The Company believes that as a result of this FAA review, changes to existing and future cargo door and other modifications may be required in 1997 or thereafter. While it is unknown at this time the precise nature of the changes that may be required, if any, or the impact of the changes on Kitty Hawk's fleet of Boeing 727-200 aircraft, compliance with any such changes could have a material adverse impact on Kitty Hawk and its operations.

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

PART II.  OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

         Information pertaining to this item is incorporated from Part I. Financial Information (Note 3 - Litigation).

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 3, 1996, the Company held its 1996 annual meeting of stockholders. The only matter voted on at this meeting was the re-election of two persons, Richard R. Wadsworth, Jr. and Lewis S. White, as Class 2 directors to serve as members of the Company's Board of Directors for terms of three years ending at the 1999 annual meeting of stockholders, or until their successors are duly elected and qualified. With respect to each nominee, 7,750,000 shares were voted for such nominee and no shares were voted against or withheld. There were no abstentions or broker non-votes. Each Class 1 and 3 director continued as a member of the Company's Board of Directors after the meeting.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS


     (a) The Company did not file any reports on Form 8-K during the three months ended November 30, 1996.

     (b) Exhibits:

         The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

Exhibit No.                         Description
-----------                         -----------

 3.1      -- Certificate of Incorporation of the Company.(2)

 3.2      -- Bylaws of the Company.(2)

 3.3      -- Amendment No. 1 to the Certificate of Incorporation of the
             Company.(2)

 3.4      -- Amendment No. 1 to the Bylaws of the Company.(2)

 4.1      -- Specimen Common Stock Certificate.(3)


10.1      -- Aircraft Purchase Agreement between the Company and Intrepid
             Aviation Partners, LLC dated as of September 24, 1996.(3)

10.2      -- Purchase Agreement between the Company and International
             Aero Components, Inc. dated as of November 15, 1996.(4)

10.3      -- Purchase Agreement between the Company and International
             Technical Consultants, Inc. dated as of November 25, 1996.(4)

10.4      -- Aircraft Lease Agreement between the Company and Pegasus
             Capital Corporation dated as of November 25, 1996. (1)

10.5      -- Aircraft Lease (N750US) between the Company and Fleet Capital
             Corporation dated December 27, 1996. (1)

10.6      -- Amendment No. 6 dated December 1996 to that certain Purchase
             Agreement between Federal Express Corporation and Postal Air, Inc.
             (predecessor to the Company) dated as of October 22, 1992 (1)(5)

10.7      -- Aircraft Lease (N751US) between the Company and Fleet Capital
             Corporation dated December 27, 1996.(1)

11.1      -- Statement of Computation of Net Income per Share.(1)

21.1      -- Subsidiaries of the Registrant.(3)

27.1      -- Financial Data Schedule.(1)


-----------

  (1)  Filed herewith.

  (2)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

  (3)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

  (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K dated as of November 27, 1996, and incorporated herein by reference.

  (5) Confidential treatment request for certain portions thereof pursuant to Rule 24b-2 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of January, 1997.


                                        KITTY HAWK, INC.


                                        By: /s/ RICHARD R. WADSWORTH
                                           -----------------------------------
                                           Richard R. Wadsworth
                                           Senior Vice President -- Finance,
                                           Chief Financial Officer, and
                                           Secretary

                               INDEX TO EXHIBITS



Exhibit No.                         Description
-----------                         -----------

 3.1      -- Certificate of Incorporation of the Company.(2)

 3.2      -- Bylaws of the Company.(2)

 3.3      -- Amendment No. 1 to the Certificate of Incorporation of the
             Company.(2)

 3.4      -- Amendment No. 1 to the Bylaws of the Company.(2)

 4.1      -- Specimen Common Stock Certificate.(3)

10.1      -- Aircraft Purchase Agreement between the Company and Intrepid
             Aviation Partners, LLC dated as of September 24, 1996.(3)

10.2      -- Purchase Agreement between the Company and International
             Aero Components, Inc. dated as of November 15, 1996.(4)

10.3      -- Purchase Agreement between the Company and International
             Technical Consultants, Inc. dated as of November 25, 1996.(4)

10.4      -- Aircraft Lease Agreement between the Company and Pegasus
             Capital Corporation dated as of November 25, 1996. (1)

10.5      -- Aircraft Lease (N750US) between the Company and Fleet Capital
             Corporation dated December 27, 1996. (1)

10.6      -- Amendment No. 6 dated December 1996 to that certain Purchase
             Agreement between Federal Express Corporation and Postal Air, Inc.
             (predecessor to the Company) dated as of October 22, 1992 (1)(5)

10.7      -- Aircraft Lease (N751US) between the Company and Fleet Capital
             Corporation dated December 27, 1996.(1)

11.1      -- Statement of Computation of Net Income per Share.(1)

21.1      -- Subsidiaries of the Registrant.(3)

27.1      -- Financial Data Schedule.(1)


-----------

  (1)  Filed herewith.

  (2)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

  (3)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

  (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K dated as of November 27, 1996, and incorporated herein by reference.

  (5) Confidential treatment request for certain portions thereof pursuant to Rule 24b-2 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.