Form 10-K405
period 1996-12-31
KITTY HAWK INC
filed 1997-03-31
CIK 932110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 1996 TO DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 27, 1997, the aggregate market price of the voting stock held by nonaffiliates of the registrant was approximately $42.3 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

     On March 27, 1997, there were 10,451,807 outstanding shares of Common Stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Kitty Hawk provides air freight charter services, emphasizing highly-reliable, time-sensitive services. The Company's air freight carrier's revenue fleet is comprised of 25 owned and 3 leased aircraft, 17 of which are currently used in scheduled airport-to-airport freight service under contracts primarily with major freight forwarders in North and Central America and the Pacific Rim. These contracts generally require the Company to supply aircraft, crew, maintenance, and insurance ("ACMI") and to meet certain on-time performance standards, while its customers are responsible for substantially all other operating expenses, including fuel. Additionally, Kitty Hawk provides same-day air logistics charter services in North America. Through its advanced, proprietary computer software, the Company manages delivery of extremely time-sensitive freight utilizing the on-demand charter services of both third-party air freight carriers and planes from the Company's fleet that are not then committed to ACMI service. The Company's principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, Dallas/Fort Worth International Airport, Texas 75261, its telephone number is (972) 456-2200 and its Internet address is http://www.kha.com. Unless the context otherwise requires, the "Company" or "Kitty Hawk" refers to Kitty Hawk, Inc., its predecessor and its subsidiaries.

     On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31. The following discussion presents results for a four month interim period from September 1, 1996 to December 31, 1996 (the "Transition Period").

AIR FREIGHT CARRIER

  General

     Kitty Hawk has owned and operated aircraft for on-demand air freight charter services since 1985. In 1987, the Company's air freight carrier was expanded to include ACMI contract charter service. Pursuant to ACMI contracts, the Company's air freight carrier provides scheduled charters carrying heavyweight freight and mail for entities that engage primarily in next-day and two-day delivery service to their customers.

  Revenue Fleet

     Of the Company's revenue fleet of 28 aircraft, the Company operates 25 aircraft in active revenue service, is in the process of converting two Boeing 727-200 aircraft to cargo configuration, and anticipates converting an additional Boeing 727-200 aircraft to cargo configuration during 1997. These aircraft do not include the Company's undivided one-third interest in four Falcon 20 jet aircraft leased to a third-party operator. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

  ACMI Contracts

     As an FAA Part 121 certificated carrier, the Company's air freight carrier provides primary lift capacity as well as additional lift capacity for overflow and seasonal freight transportation needs on an ACMI contract basis. During the Transition Period, ACMI contracts accounted for approximately 28.2% of the Company's total revenues.

     As of March 24, 1997, Kitty Hawk was operating nine Boeing 727-200s, six Convairs and two Douglas DC9-15Fs under ACMI contracts with Burlington Air Express, Inc., Ting Hong Oceanic Enterprises Co., Ltd., Pacific East Asia Cargo Airlines, Inc., DHL Airways, Inc., and Emery Worldwide Airlines, Inc.

     The Company's ACMI contracts typically require the Company to supply aircraft, crew, maintenance, and insurance, while its customers are responsible for substantially all other aircraft operating expenses, including fuel, fuel servicing, airport freight handling fees, landing and parking fees, ground handling expenses, and aircraft push-back costs.

     These ACMI contracts also typically require the Company to operate specific aircraft and/or provide minimum air freight capacity, and generally are terminable if the Company (i) fails to meet certain minimum performance levels,
(ii) otherwise breaches the contract, or (iii) becomes subject to other customary events of default. The ACMI contracts also provide that the Company has exclusive operating control and direction of each aircraft the Company operates and that certain foreign-based customers must obtain any government authorizations and permits required to service the designated routes. Therefore, the Company's route structure is limited to areas in which customers gain access from the relevant governments. The Company is permitted under certain of its ACMI contracts to utilize, and, in fact often does utilize, its aircraft in on-demand service in the periods between ACMI contract flights.

  Burlington Air Express, Inc.

     Burlington Air Express, Inc. ("Burlington") currently leases under one ACMI contract seven of the Company's Boeing 727-200s and under a separate ACMI contract one of the Company's Convairs. Under each contract, Burlington pays the Company a fixed fee for each scheduled round-trip flown by the Company and a per hour charge for any nonscheduled flight requested by Burlington.

     The Burlington Boeing 727-200 ACMI contract is for a term expiring on March 1, 1999, but pursuant to the terms of the contract, either party may upon thirty days' written notice terminate the services of two Boeing 727-200 aircraft immediately and one additional Boeing 727-200 aircraft on or after each of March 1, 1998 and September 1, 1998. In addition, Burlington may earlier terminate the contract if, among other reasons, the Company fails to meet certain performance standards or if majority ownership or control of the Company is acquired by a competitor of Burlington. The Company operates one Convair on behalf of Burlington pursuant to a contract between the parties on terms substantially similar to those set forth in the Boeing 727-200 ACMI contract between the parties.

  On-Demand Charter Service

     The air freight carrier provides on-demand charter service for customers of the Company's air logistics business. Approximately 7.1%, 8.7%, 9.0% and 5.8% of the on-demand charters managed by the Company during fiscal years 1994, 1995, and 1996 and the Transition Period, respectively, were flown by the air freight carrier. A substantial portion of these charters were flown for GM. The Company also has flown its own aircraft on certain of the seasonal charters it has managed for the U.S. Postal Service.

  Maintenance

     The Company's aircraft require considerable maintenance in order to remain in compliance with FAA regulations. The Company estimates that at current rates of operation of its existing fleet, during the remainder of fiscal year 1997, the next scheduled major overhaul maintenance checks for five Boeing 727-200s will be completed and, during the fiscal year 1998, one will be completed. The Company does not anticipate any of its aircraft, at current rates of operation, requiring major overhaul maintenance checks during fiscal year 1999. The Company estimates that the service life of each of its revenue aircraft extends beyond the year 2000. Kitty Hawk historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks.

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

  Acquisition Program

     Kitty Hawk is engaged in a program of selective aircraft acquisitions. In October 1996, the Company sold 2,700,000 shares of Common Stock (the "Offering") raising net proceeds of approximately $29.3 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. As of March 24, 1997, the Company has purchased four of these five aircraft.

     As of March 24, 1997, the Company has purchased from the net proceeds of the Offering (i) one Boeing 727-200 freighter aircraft for $4.7 million, (ii) one Boeing 727-200 aircraft for $2.31 million, which is currently being modified to cargo configuration for an additional cost of approximately $3.1 million (including approximately $1.82 million for noise abatement equipment which has been purchased), (iii) one Boeing 727-200 aircraft for $3.5 million, which is currently being modified to cargo configuration for an additional cost of approximately $5.0 million (including approximately $2.45 million for noise abatement equipment), and (iv) one Boeing 727-200 aircraft for $3.5 million, which the Company anticipates modifying to cargo configuration in 1997 for an additional cost of approximately $5.0 million (including approximately $2.45 million for noise abatement equipment). As of March 24, 1997, the Company has used approximately $16.8 million of the net proceeds of the Offering to fund these expenses.

     The Company recently acquired an undivided one-third interest in four Falcon 20 jet aircraft and pursuant to a co-ownership agreement leases such aircraft to a third-party operator for cargo charter service. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

AIR LOGISTICS

  General

     On-demand air charters of heavy-weight freight generally are used when "next-flight-out" delivery services of commercial airlines or the next-day delivery services of air freight companies or other service providers cannot meet the customer's delivery deadline. Utilizing a proprietary computerized database, the Company's air logistics services involve coordinating "door-to-door" transportation by arranging for ground pick-up, loading, air transportation, unloading, and ground delivery of the freight. The most frequent use of on-demand charters is to deliver manufacturing or replacement parts to avoid a work stoppage. Manufacturers who employ "just-in-time" inventory systems encourage the order and delivery of inventory just before it is needed at the assembly plant. On-demand charters also are used to transport replacement parts on an expedited basis so that critical equipment can be kept operational or put back in service to avoid or minimize the length of a shutdown. Firms that are reducing inventory and shortening product cycle times through direct air shipments also use on-demand charters.

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

  Delivery of Logistics Services

     During the Transition Period, Kitty Hawk arranged an average of approximately 34 on-demand charters per day. Each transaction originates from a customer's telephonic request to arrange a charter answered by one of the Company's full-time account managers who are on duty 24 hours per day, 365 days per year.

  Database, Information Software, and Tracking Systems

     The Company believes it provides dependable service on a cost-effective basis because of its computerized database, information software, and tracking systems, its training of account managers, and its standardized charter management procedures.

     Database System. Kitty Hawk believes that its database is critical to its ability to arrange on-demand air charters in a timely and reliable manner. The Company maintains in its database a carrier profile for over 500 air freight carriers that provide on-demand charter service. The Company has implemented an Internet system to provide its account managers with real-time updates on available third party on-demand air charter aircraft across North America. The most utilized carriers are visited by Company representatives at least annually to inspect the carrier's facilities and equipment and to update the carrier database. The database also contains information concerning ground transportation and aircraft loading companies in North America that is similar to its information concerning air carriers.

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

     Tracking System. In December 1993, the Company began operation of its HawkEye system, which was developed internally by its full time programming and computer support staff. HawkEye allows an account manager to track an aircraft's progress from origin to destination on his or her computer screen and on the main projection board of the control room. Aircraft icons show each flight, its direction, and information about the flight including the type of aircraft, the flight number, its current altitude, ground speed, distance to destination, and times of departure and estimated arrival. The data supporting the HawkEye System is a direct data feed obtained from the FAA's Air Traffic Control computer system.

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

     Of the Company's total revenues during the Transition Period, the U.S. Postal Service accounted for $26.2 million (43.7%). Of these revenues, $23.3 million (88.9%) were attributable to the Company's air logistics business in connection with its management of seasonal Christmas charters flown by third-party air cargo carriers, and $2.9 million (11.1%) were attributable to the air freight carrier for ACMI contract charters flown by the Company on designated routes. Of the Company's gross profits from air logistics during the Transition Period, the U.S. Postal Service accounted for $4.4 million (77.7%).

  Relationship With GM

     Under the terms of its agreement with GM (the "GM Agreement"), the Company's air logistics business is encouraged to utilize the air freight carrier but is prohibited from (i) placing with the Company's air freight carrier in excess of 30% of the total number of air charters arranged for GM in any calendar year and (ii) placing with the Company's air freight carrier charters producing revenue in excess of 30% of the total revenue derived from air charters arranged for GM in any calendar year. During the Transition Period, the Company's air freight carrier flew 115 on-demand charters (or 5.4% of total charters arranged for GM by the Company's air logistics business) resulting in $1.3 million of revenues to the Company (or 13.1% of the total revenues derived by the Company from GM). The GM Agreement does not provide for automatic fuel price adjustments.

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

     Of the Company's total revenues during the Transition Period, GM accounted for $9.8 million (16.3%). Of the revenues from GM, $8.5 million (86.9%) were attributable to air logistics primarily in connection with on-demand charters flown by third-party air cargo carriers, and $1.3 million (13.1%) were attributable to on-demand charters flown by the Company's air freight carrier. Of the Company's gross profits from air logistics during the Transition Period, GM accounted for $573,000 (10.2%). GM accounted for 47.3% of the total number of on-demand charters that were flown by the air freight carrier during the Transition Period. In addition to revenues derived from GM, the Company believes approximately 12.1% of its total revenues during the Transition Period were generated from services provided to other participants in the U.S. automotive industry, a substantial portion of which the Company believes were GM suppliers.

SEASONALITY

     Certain customers of the Company engage in seasonal businesses, especially the U.S. Postal Service, GM, and other customers in the automotive industry. As a result, Kitty Hawk's air logistics business has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

     The following table reflects certain selected quarterly operating results, which have not been audited or reviewed, for each quarter since the fiscal quarter ended August 31, 1994. The information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. The Company's results vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                         FISCAL QUARTER ENDED
                           --------------------------------------------------------------------------------
                           NOVEMBER 30,   FEBRUARY 28,   MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 29,
                               1994           1995        1995        1995          1995           1996
                           ------------   ------------   -------   ----------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues...........    $29,593        $31,743      $16,835    $25,539       $36,045        $48,577
Gross profit.............      5,210          6,290       2,310       4,368         5,936          8,190
Operating income.........      3,310          3,912         660       1,463         3,564          2,447
Net income (loss)........      1,960          2,298         192         (34)        1,956          1,273
Net income (loss) per
 share...................    $  0.25        $  0.29      $ 0.02     $ (0.01)      $  0.25        $  0.16

                                  FISCAL QUARTER ENDED            ONE MONTH
                           -----------------------------------      ENDED
                           MAY 31,   AUGUST 31,   NOVEMBER 30,   DECEMBER 31,
                            1996        1996          1996           1996
                           -------   ----------   ------------   ------------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues...........  $22,504    $35,289       $25,414         $34,571
Gross profit.............   3,265       6,124         5,118           7,287
Operating income.........     897       2,126         2,851           5,867
Net income (loss)........     182         698         1,632           3,662
Net income (loss) per
 share...................  $ 0.02     $  0.09       $  0.18         $  0.35

EMPLOYEES

     At March 24, 1997, Kitty Hawk employed approximately 306 full-time personnel.

GOVERNMENT REGULATION

     The Company's air freight carrier is subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT is primarily responsible for regulating economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, consumer protection, unfair methods of competition, and transportation of hazardous materials. The FAA is primarily responsible for regulating air safety and flight operations, including, among other things, airworthiness requirements for each type of aircraft the Company's air freight carrier operates, pilot and crew certification, aircraft maintenance and operational standards, noise abatement, airport slots, and other safety-related factors. In addition, the Company's air freight carrier is subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency.

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

     The Company's revenue fleet is comprised of fifteen Boeing 727-200 aircraft manufactured between 1969 and 1978, five Douglas DC9-15F aircraft manufactured during 1967 and 1968, and eight turbo-prop Convairs manufactured between 1948 and 1957. Manufacturer's Service Bulletins ("Service Bulletins") and FAA Airworthiness Directives ("Directives") issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

     Airline operators must comply with FAA noise standard regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations"). The Noise Regulations affect the Company's five Douglas DC9-15Fs and its fifteen Boeing 727-200s (the "Jet Fleet"). Nine of the aircraft in the Jet Fleet are currently in compliance with Stage III noise control standards. By the following deadlines, the Company must bring the Jet Fleet into Stage III compliance to the extent indicated: January 1, 1999, 75%; and January 1, 2000, 100%. Certain airport operations have adopted local regulations which, among other things, impose curfews and other noise abatement requirements.

     In December 1996, the Company amended its agreement with its supplier of noise abatement equipment for Boeing 727-200 aircraft to increase the number of hushkits it has firmly committed to purchase and to establish fixed prices. In connection with this amendment, the Company paid the vendor an additional $350,000 in deposits on seven future, firm orders that will cost the Company between $13 and $17.5 million, depending on the type selected.

     The DOT and the FAA have the authority to modify, amend, suspend, or revoke the authority and licenses issued to the Company for failure to comply with the provisions of law or applicable regulation. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on Kitty Hawk. The DOT exercises regulatory jurisdiction over the transportation of hazardous materials. The Company may from time to time transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility for compliance with these regulations and are responsible for proper packaging and labeling. Substantial civil monetary penalties can be imposed on both shippers and air carriers for infractions of these regulations.

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

     On March 7, 1997, a 6.25% federal transportation excise tax applicable to air freight transportation was reinstated through September 30, 1997. Reinstatement of the tax by the government will result in higher costs to shippers of air freight and air freight carriers, which may have a material adverse effect on freight traffic, yields, revenue, and margins.

     The Company has been advised by the FAA that it is reexamining the supplemental type certificates previously issued to certain companies approving main deck cargo door and interior modifications to Boeing 727-200 passenger category aircraft of the type operated by the Company. The Company's Boeing 727-200 aircraft all have been modified in reliance upon the FAA's prior approval of these cargo-related modifications. As a result of the reexamination, the FAA will likely require structural changes to the previously installed modifications which may be costly to perform and require significant aircraft down time. Before such changes can be completed, the FAA will likely impose operating limitations on the Boeing 727-200 aircraft which will reduce the effective payload of the Company's Boeing 727-200 aircraft which could have a material adverse effect on Kitty Hawk and its operations.

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

COMPETITION

     The market for air freight carrier services has been and is expected to remain highly competitive. Kitty Hawk competes with other air freight carriers with regard to furnishing on-demand charters and ACMI contract charters. The Company believes that the basis for such competition is price, quality of service, and the location and performance characteristics of aircraft. The Company's air freight carrier is also subject to competition from other modes of transportation including, but not limited to, railroads and trucking. Numerous competitors of Kitty Hawk provide or coordinate door-to-door air freight charters on an expedited basis. The market for air logistics also has been and is expected to remain highly competitive. The Company's principal competitors for on-demand air logistics services are other air logistics companies, air freight carriers which seek to book charters directly with customers, and air freight companies that offer expedited service. Each of Emery Worldwide, FedEx, and the United Parcel Service compete in the expedited freight business by offering "next-flight-out" service.

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

ITEM 2.  PROPERTIES

     Kitty Hawk occupies a 40,000 square foot facility (the "Facility") located at Dallas/Fort Worth International Airport. The Facility includes administrative offices, maintenance work areas, and hangar and parts storage facilities as well as flight operations and training facilities. In February 1997, the Company purchased the lease to the Facility from the sublessor for approximately $1.76 million. The lease expires on December 31, 2007. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

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

  Qui Tam Litigation

     In March 1995, the Company was served with a complaint filed on behalf of the U.S. government by a third-party plaintiff seeking to share a recovery under the Federal False Claims Act (the "False Claims Act"). The suit, filed in May 1994 in the federal District Court for the District of Columbia, was filed under seal in accordance with the False Claims Act, to enable the U.S. Government to review the claim before its disclosure to the defendants. The U.S. Government declined to pursue the claim, but the third-party plaintiff chose to continue. The suit claimed that the Company and the Co-Bidder fraudulently failed to disclose to the U.S. Postal Service, both in the ANET bid and in the settlement of the ANET litigation, that some of the aircraft the Company proposed to purchase and use to perform the contract were aging aircraft with high use, and claimed that the Company, the Co-Bidder and Emery similarly fraudulently conspired in connection with the settlement of the ANET litigation. The suit sought to recover treble the $10 million settlement payment made by the U.S. Postal Service in settling the ANET litigation, plus the third-party plaintiff's costs and fees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 3, 1996, the Company held its 1996 Annual Meeting of Stockholders. The only matter voted on at this meeting was the re-election of two persons, Mr. Richard R. Wadsworth and Mr. Lewis S. White, as Class 2 directors to serve as members of the Company's Board of Directors for terms of three years ending at the 1999 Annual Meeting of Stockholders, or until their successors are duly elected and qualified. With respect to each nominee, 7,750,000 shares were voted for such nominee and no shares were voted against or withheld. There were no abstentions or broker non-votes. Each Class 1 and 3 director continued as a member of the Company's Board of Directors after the meeting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "KTTY". The range of high and low bid information for the Company's Common Stock during the three months ended November 30, 1996 and the one month ended December 31, 1996 is as follows:

                                                               HIGH      LOW
                                                              ------    ------
Three Months Ended November 30, 1996(1).....................  $14.75    $10.00
One Month Ended December 31, 1996...........................   13.50      8.00

---------------

(1) Does not include the period prior to the Offering.

     At March 12, 1997, the Company had approximately 1,431 holders of record and beneficial owners of the Company's Common Stock.

     The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's Credit Agreement ("Credit Agreement") with Wells Fargo Bank, National Association and Bank One, Texas, N.A. restrict Kitty Hawk's ability to declare and pay dividends to its stockholders during any fiscal year to an amount not to exceed 25% of the Company's net income during the immediately preceding fiscal year.

     The Company granted certain unregistered options to Mr. Tilmon J. Reeves and Mr. Wadsworth in October 1994. All such options were issued in connection with employment or consulting services rendered pursuant to Rule 701 and/or
Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Both stock options were canceled on June 12, 1996. See "Item 11. Executive Compensation."

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

ITEM 6.  SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The following table sets forth selected financial and operating data with respect to Kitty Hawk for each of the fiscal years indicated and for the four months ended December 31, 1995 and December 31, 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K. The selected income statement and balance sheet data as of and for each of the fiscal years ended August 31, 1992 through 1996 and for the four months ended December 31, 1996 has been derived from audited consolidated financial statements of the Company. Operating results for the four months ended December 31, 1996 are not necessarily indicative of results that may be expected for a calendar year. In the opinion of management of the Company, the selected income statement and balance sheet data presented as of and for the four months ended December 31, 1995, which are derived from the Company's unaudited consolidated financial statements, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for such period.

                                                                                                  FOUR MONTHS ENDED
                                                 FISCAL YEAR ENDED AUGUST 31,                        DECEMBER 31,
                                    ------------------------------------------------------      ----------------------
                                     1992       1993        1994        1995        1996           1995         1996
                                    -------    -------    --------    --------    --------      -----------    -------
                                                                                                (UNAUDITED)
INCOME STATEMENT DATA:
Revenues:
  Air freight carrier.............  $ 6,760    $12,939    $ 28,285    $ 41,117    $ 52,922        $17,994      $20,577
  Air logistics...................   45,893     52,840      79,415      62,593      89,493         51,734       39,408
                                    -------    -------    --------    --------    --------        -------      -------
Total revenues....................   52,653     65,779     107,700     103,710     142,415         69,728       59,985
Total costs of revenues...........   48,465     55,201      92,951      85,532     118,900         57,682       47,580
                                    -------    -------    --------    --------    --------        -------      -------
Gross profit......................    4,188     10,578      14,749      18,178      23,515         12,046       12,405
General and administrative
  expenses........................    2,930      4,394       6,013       7,832       9,080          2,862        2,725
Non-qualified profit sharing
  expense.........................       --        250         732       1,001       1,170            889          962
Stock option grants to
  executives......................       --         --          --          --       4,231(1)          --           --
                                    -------    -------    --------    --------    --------        -------      -------
Operating income..................    1,258      5,934       8,004       9,345       9,034          8,295        8,718
Interest expense..................     (157)      (134)       (343)     (1,185)     (1,859)          (482)        (684)
Contract settlement income,
  net(2)..........................       --        725       1,178          --          --             --           --
Loss on asset disposal............       --         --          --          --        (589)            --           --
Other income (expense)............      287        193        (432)       (601)        291             38          626
                                    -------    -------    --------    --------    --------        -------      -------
Income before income taxes........    1,388      6,718       8,407       7,559       6,877          7,851        8,660
Income taxes......................      375      2,613       3,146       3,143       2,768          3,097        3,367
                                    -------    -------    --------    --------    --------        -------      -------
Net income........................  $ 1,013    $ 4,105    $  5,261    $  4,416    $  4,109(1)     $ 4,754      $ 5,293
                                    =======    =======    ========    ========    ========        =======      =======
Net income per share..............  $  0.12    $  0.52    $   0.66    $   0.55    $   0.52(1)     $  0.60      $  0.55
                                    =======    =======    ========    ========    ========        =======      =======
Weighted average common and common
  equivalent shares outstanding...    8,671      7,968       7,968       7,968       7,928          7,968        9,610

OPERATING DATA:
Air Freight Carrier
  Revenue Fleet (at end of
    period).......................       11         10          15          21          22             21           26
  Flight hours flown(3)...........    3,567      7,030      11,795      15,183      20,237          6,320        7,670
  Number of on-demand charters
    flown.........................      292        752       1,182       1,238       1,448            827          243
  Number of ACMI contract charters
    flown.........................      655      1,314       1,734       2,601       3,493          1,002        1,488
Air Logistics
  Number of on-demand charters
    managed(4)....................    8,708      9,748      16,713      14,198      16,043          9,356        4,185

BALANCE SHEET DATA (IN THOUSANDS):
Working capital...................  $   895    $ 4,679    $  4,223    $  1,747    $ (6,962)(5)    $12,722      $33,519
Total assets......................    9,874     18,598      37,911      47,954      79,828         80,109      123,027
Long-term debt, including current
  maturities......................    2,367        976       9,145      16,981      36,912         21,695       24,768
Stockholders' equity..............    3,184      7,289      12,550      16,966      23,639         21,721       58,292

---------------

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

(5) Working capital includes a $10 million Revolving Credit Facility classified as a current liability that has subsequently been repaid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31. The following discussion is of the Company's financial condition and results of operations (i) for the four months ended December 31, 1995 and December 31, 1996, and (ii) for the fiscal years ended 1994, 1995, 1996.

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

     GM and the U.S. Postal Service have accounted for a substantial majority of the Company's revenues for the last three fiscal years and the Transition Period. A contract with GM for on-demand charters produced revenues of $67.9 million, $48.9 million, $58.4 million, and $9.8 million in fiscal years 1994, 1995, and 1996 and the Transition Period, respectively, which represented 63.1%, 47.1%, 41.0%, and 16.3% of the Company's total revenues for such periods. Of the revenues derived from GM for fiscal years 1994, 1995, and 1996 and the Transition Period, 15.4%, 20.8%, 20.2%, and 13.1%, respectively, were attributable to the air freight carrier and 84.6%, 79.2%, 79.8%, and 86.9%, respectively, were attributable to air logistics. Revenues derived from GM for fiscal years 1994, 1995, and 1996 and the Transition Period constituted 36.9%, 24.7%, 22.3%, and 6.2%, respectively, of the revenues derived from the air freight carrier business and 72.4%, 61.9%, 52.1%, and 21.6%, respectively, of the revenues derived from the air logistics business. Of the Company's gross profits from air logistics in fiscal years 1994, 1995, and 1996 and the Transition Period, GM accounted for $3.0 million (50.4%), $1.4 million (27.1%), $3.5 million (37.3%), and $573,000 (10.2%), respectively.

     The U.S. Postal Service accounted for revenues of $11.1 million, $10.0 million, 21.3 million, and $26.2 million in fiscal years 1994, 1995, and 1996 and the Transition Period, respectively, which represented 10.3%, 9.7%, 14.9%, and 43.7%, respectively, of the Company's total revenues for such periods. Of the revenues derived from the U.S. Postal Service for fiscal years 1994, 1995, and 1996 and the Transition Period, 74.5%, 59.6%, 92.5%, and 88.9%,
respectively, were attributable to air logistics for seasonal Christmas charters flown by third-party air freight carriers and 25.5%, 40.4%, 7.5%, and 11.1%, respectively, were attributable to the air freight carrier for ACMI contract charters. Revenues derived from the U.S. Postal Service for fiscal years 1994, 1995, and 1996 and the Transition Period, constituted 10.0%, 9.9%, 3.0%, and 14.1%, respectively, of the revenues derived from the air freight carrier business and 10.4%, 9.6%, 22.0%, and 59.1%, respectively, of the revenues derived from the air logistics business. Of the Company's gross profits from air logistics in fiscal years 1994, 1995, and 1996 and the Transition Period, the U.S. Postal Service accounted for $2.0 million (33.8%), $1.0 million (18.9%), $3.8 million (40.6%), and $4.4 million (77.7%), respectively.

     Burlington accounted for revenues of $15.6 million and $7.1 million in fiscal year 1996 and the Transition Period, respectively, which represented 10.9% and 11.9%, respectively, of the total revenues for such period and constituted 28.5% and 33.8%, respectively, of the revenues derived from the air freight carrier business and 0.6% and 0.4%, respectively, of the revenues derived from the air logistics business. Of these revenues, 96.8% and 97.7%, respectively, were attributable to the air freight carrier for ACMI contract charters and 3.2% and 2.3%, respectively, were attributable to air logistics.

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

     Under an earlier version of the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan, the Company awarded semiannual cash bonuses to its employees. The aggregate amount of the bonuses for each of fiscal years 1994, 1995, and 1996 and the Transition Period, have equaled 8.0%, 11.7%, 9.5%, and 10.0%, respectively, of the Company's income before the deduction of income taxes, stock option grants to executives and the bonuses that were paid under the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan.

     Significant Events Affecting Comparability of Results of Operations. Since September 1, 1993, several events have affected the comparability of results of operations for each of the last three fiscal years. In fiscal year 1996, the Company granted Messrs. Reeves and Wadsworth options to purchase 390,707 and 153,567 shares of Common Stock, respectively, for an exercise price of $0.01 per share, that resulted in a charge to earnings of approximately $4,231,000. In fiscal year 1995, the Company expensed approximately $727,000 relating to the Company's attempted initial public offering. In fiscal year 1994, contract settlement income amounted to approximately $1,178,000. See Note 5 of Notes to Consolidated Financial Statements.

     Recent Developments. Due to strikes and labor disruptions at certain GM plants during the Transition Period, there was a decrease in the number of charters flown by the Company's air logistics business. These strikes and labor disruptions have been settled as of December 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                                       FISCAL YEAR ENDED AUGUST 31,
                                            ---------------------------------------------------
                                                 1994              1995              1996
                                            ---------------   ---------------   ---------------
Air freight carrier:
  Revenues................................  $28,285   100.0%  $41,117   100.0%  $52,922   100.0%
  Costs of revenues.......................   19,550    69.1    28,104    68.4    38,760    73.2
                                            -------   -----   -------   -----   -------   -----
  Gross profit............................  $ 8,735    30.9%  $13,013    31.6%  $14,162    26.8%
                                            =======   =====   =======   =====   =======   =====
Air logistics:
  Revenues................................  $79,415   100.0%  $62,593   100.0%  $89,493   100.0%
  Costs of revenues.......................   73,402    92.4    57,428    91.7    80,140    89.5
                                            -------   -----   -------   -----   -------   -----
  Gross profit............................  $ 6,013     7.6%  $ 5,165     8.3%  $ 9,353    10.5%
                                            =======   =====   =======   =====   =======   =====

                                                             FOUR MONTHS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                                1995                1996
                                                          ----------------    ----------------
                                                            (UNAUDITED)
Air freight carrier:
  Revenues..............................................  $17,995    100.0%   $20,577    100.0%
  Costs of revenues.....................................   11,685     64.9     13,784     67.0
                                                          -------    -----    -------    -----
  Gross profit..........................................  $ 6,309     35.1%   $ 6,793     33.0%
                                                          =======    =====    =======    =====
Air logistics:
  Revenues..............................................  $51,733    100.0%   $39,408    100.0%
  Costs of revenues.....................................   45,997     88.9     33,795     85.8
                                                          -------    -----    -------    -----
  Gross profit..........................................  $ 5,736     11.1%   $ 5,613     14.2%
                                                          =======    =====    =======    =====

     The following table presents, for the periods indicated, consolidated income statement data expressed as a percentage of total revenues:

                                                    FISCAL YEAR ENDED        FOUR MONTHS ENDED
                                                       AUGUST 31,               DECEMBER 31,
                                                 -----------------------    --------------------
                                                 1994     1995     1996        1995        1996
                                                 -----    -----    -----    -----------    -----
                                                                            (UNAUDITED)
Revenues:
  Air freight carrier..........................   26.3%    39.6%    37.2%       25.8%       34.3%
  Air logistics................................   73.7     60.4     62.8        74.2        65.7
                                                 -----    -----    -----       -----       -----
Total revenues.................................  100.0    100.0    100.0       100.0       100.0
Total costs of revenues........................   86.3     82.5     83.5        82.7        79.3
                                                 -----    -----    -----       -----       -----
Gross profit...................................   13.7     17.5     16.5        17.3        20.7
General and administrative expenses............    5.6      7.6      6.4         4.1         4.5
Non-qualified profit sharing expense...........    0.7      0.9       .8         1.3         1.6
Stock option grants to executives..............     --       --      3.0          --          --
                                                 -----    -----    -----       -----       -----
Operating income...............................    7.4      9.0      6.3        11.9        14.6
Interest expense...............................   (0.3)    (1.1)    (1.3)       (0.7)       (1.2)
Contract settlement income, net................    1.1       --       --          --          --
Loss on asset disposal.........................     --       --     (0.4)         --          --
Other income (expense).........................   (0.4)    (0.6)     0.2         0.1         1.0
                                                 -----    -----    -----       -----       -----
Income before income taxes.....................    7.8      7.3      4.8        11.3        14.4
Income taxes...................................    2.9      3.0      1.9         4.4         5.6
                                                 -----    -----    -----       -----       -----
Net income.....................................    4.9%     4.3%     2.9%        6.9%        8.8%
                                                 =====    =====    =====       =====       =====

FOUR MONTHS ENDED DECEMBER 31, 1996 COMPARED TO FOUR MONTHS ENDED DECEMBER 31, 1995

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $3.0 million and $16.9 million, or 14.5% and 82.3%, respectively, of total air freight carrier revenues for the four months ended December 31, 1996, as compared to $7.8 million and $9.2 million, or 43.2% and 51.3%, respectively, for the four months ended December 31, 1995. ACMI contract charter revenues for the four months ended December 31, 1996, increased 83.7% over the four months ended December 31, 1995, primarily as the result of additional Boeing 727-200 ACMI contract charters. Revenues from on-demand charters flown by Company aircraft for the four months ended December 31, 1996 decreased 61.6% from the comparable prior year period primarily as the result of shifting the air freight carrier's aircraft being used for on demand charters to ACMI contract charters. For the four months ended December 31, 1996, as compared to the four months ended December 31, 1995, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues decreased $12.3 million, or 23.8%, to $39.4 million in the four months ended December 31, 1996, from $51.7 million in the four months ended December 31, 1995. This decrease was primarily due to decreased demand for on demand charters from the automobile industry in the fourth quarter of calendar year 1996 and is partially offset by an increase in the number of managed charters for the U.S. Postal Service during December 1996. For the four months ended December 31, 1996, as compared to the four months ended December 31, 1995, prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $2.1 million, or 18.0%, to $13.8 million in the four months ended December 31, 1996, from $11.7 million in the four months ended December 31, 1995, reflecting the increased volume of business from Boeing 727-200 ACMI contract charters. Gross profit margin from the air freight carrier decreased to 33.0% in the four months ended December 31, 1996, from 35.1% in the comparable prior year period. This decrease reflects the increase in ACMI contract charters, which produce lower gross margins than on-demand charters.

     As reported to the FAA, overall aircraft utilization increased to 7,670 flight hours for the four months ended December 31, 1996, from 6,320 in the four months ended December 31, 1995, a 21.4% increase. This increase was primarily due to the increased hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $12.2 million, or 26.5%, to $33.8 million in the four months ended December 31, 1996, from $46.0 million in the four months ended December 31, 1995, reflecting the decreased volume of business. The gross profit margin from air logistics increased to 14.2% in the four months ended December 31, 1996, from 11.1% in the comparable prior year period, an increase of 27.9%. This increase was primarily due to the Company's additional revenues and increased gross profit margin from the Company's U.S. Postal Service Christmas contract in December 1996, and its success in reducing its costs paid to third-party air freight carriers and ground service providers.

     General and Administrative Expenses. General and administrative expenses decreased $137,000, or 4.8%, to $2.7 million in the four months ended December 31, 1996, from $2.9 million in the four months ended December 31, 1995. This decrease was primarily due to a reduction of professional fees and bank charges in the four months ended December 31, 1996. As a percentage of total revenues, general and administrative expenses increased to 4.5% in the four months ended December 31, 1996, from 4.1% in the four months ended December 31, 1995.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $73,000, or 8.2%, to $962,000 in the four months ended December 31, 1996, from $889,000 in the four months ended December 31, 1995, reflecting the increased profitability from operating activities of Kitty Hawk in the four months ended December 31, 1996.

     Operating Income. Operating income increased $423,000, or 5.1%, to $8.7 million in the four months ended December 31, 1996, from $8.3 million in the four months ended December 31, 1995. Operating income margin increased to 14.6% from 11.9%, for the four months ended December 31, 1996 and 1995, respectively.

     Interest Expense. Interest expense increased to $684,000 for the four months ended December 31, 1996 from $482,000 in the four months ended December 31, 1995, a 42.0% increase. The increase was primarily the result of the incurrence of additional long-term debt to finance the acquisition of Boeing 727-200 aircraft subsequent to December 31, 1995.

     Other Income (Expense). Other income increased to $626,000 in the four months ended December 31, 1996, from $38,000 in the comparable prior year period. The increase was primarily due to the temporary investment of the net proceeds of the Offering.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 38.9% for the four months ended December 31, 1996, from 39.4% for the comparable prior year period. The decrease was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income increased to $5.3 million in the four months ended December 31, 1996, from $4.8 million in the four months ended December 31, 1995, a 11.3% increase. Net income as a percentage of total revenues increased to 8.8% in the four months ended December 31, 1996, from 6.9% in the comparable prior year period.

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $20.7 million and $30.1 million, or 39.2% and 56.8%, respectively, of total air freight carrier revenues for fiscal year 1996, as compared to $18.1 million and $20.9 million, or 44.2% and 50.8%, respectively, for fiscal year 1995. ACMI contract charter revenues for fiscal year 1996, increased 44.0% over fiscal year 1995, primarily as the result of additional Boeing 727-200 ACMI contract charters. Revenues from on-demand charters flown by Company aircraft for fiscal year 1996 increased 14.0% from the comparable prior year period. For fiscal year 1996, as compared to fiscal year 1995, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues increased $26.9 million, or 43.0%, to $89.5 million in fiscal year 1996, from $62.6 million in fiscal year 1995. This increase was primarily due to increased demand for on demand charters from the automobile industry in the fourth quarter of calendar year 1995 and a substantial increase in the number of managed charters for the U.S. Postal Service during December 1995. For fiscal year 1996, as compared to fiscal year 1995, prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $10.7 million, or 37.9%, to $38.8 million in fiscal year 1996, from $28.1 million in fiscal year 1995, reflecting the increased volume of business from Boeing 727-200 ACMI contract charters. Gross profit margin from the air freight carrier decreased to 26.8% in fiscal year 1996, from 31.6% in the comparable prior year period. This decrease reflects the increase in ACMI contract charters, which produce lower gross margins than on-demand charters.

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

FISCAL YEAR ENDED AUGUST 31, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $18.1 million and $20.9 million, or 44.2% and 50.8%, respectively, of total air freight carrier revenues for fiscal year 1995, as compared to $15.4 million and $10.6 million, or 54.5% and 37.4%, respectively, for fiscal year 1994. The increase in on-demand and ACMI contract charter revenues for fiscal year 1995 over fiscal year 1994, was 17.9% and 97.1%, respectively. These increases were primarily the result of additional Boeing 727-200 ACMI contract charters and increased on-demand charters flown by the Company's jet aircraft. For fiscal year 1995 as compared to fiscal year 1994, prices for the Company's ACMI contract charter services and U.S. Postal Service Christmas contracts remained relatively constant.

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

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $8.6 million, or 43.8%, to $28.1 million in fiscal year 1995 from $19.5 million in fiscal year 1994, reflecting the increased volume of business from ACMI contract and on-demand charters flown by the Company's jet aircraft. Gross profit margin from the air freight carrier increased slightly to 31.6% in fiscal year 1995 from 30.9% in fiscal year 1994, a 2.3% increase. As reported to the FAA, overall aircraft utilization increased to 15,183 flight hours for fiscal year 1995 from 11,795 flight hours in fiscal year 1994, a 28.7% increase. This increase was primarily the result of the inclusion of an additional four Boeing 727-200s, and two Douglas DC9-15F aircraft into the Company's operations during fiscal year 1995.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $16.0 million, or 21.8%, to $57.4 million in fiscal year 1995 from $73.4 million in fiscal year 1994, reflecting the decrease in the volume of business. The gross profit margin from air logistics increased to 8.3% in fiscal year 1995 from 7.6% in fiscal year 1994, a 9.2% increase. This increase was primarily due to the Company's success in reducing its costs paid to third party air freight carriers and ground service providers in the second half of fiscal year 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $29.3 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft.

     The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, Kitty Hawk has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its air freight carrier fleet. The Company's funding of its capital requirements historically has been from a combination of internally generated funds and bank borrowings. In addition, the Company has leased aircraft and entered into a sale leaseback for aircraft acquisition and may do so in the future.

     Cash used in operating activities was $5.0 million and $373,000 in the four months ended December 31, 1995 and December 31, 1996, respectively. At the end of the four months ended December 31, 1995 and December 31, 1996, the Company had working capital of $12.7 million and $33.6 million, respectively.

     On August 14, 1996 Kitty Hawk entered into a Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), and a $10 million Term Loan Facility (the "Term Loan") (collectively, the "Commitments"). As of March 28, 1997 approximately $2.65 million was outstanding under the Revolving Credit Facility and $2.2 million was outstanding under the Term Loan. Borrowings under these Commitments bear interest at WFB's prime rate or, at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk.

     Under the Credit Agreement, $10.0 million of proceeds of the Revolving Credit Facility are restricted to use from time to time for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million of the Revolving Credit Facility may be used for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. The Term Loan must be used to finance the purchase of one DC9-15F hushkit and up to seven major maintenance checks for jet aircraft.

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

     The Credit Agreement prohibits (i) the redemption or repurchase of the Company's securities, (ii) the payment of dividends to Kitty Hawk's stockholders in an amount over 25% of the Company's net income of the immediately preceding fiscal year, (iii) certain investments, acquisitions of stock, acquisitions of assets to the extent that the business acquired is not in the present lines of business of the Company, and other business combinations, and (iv) certain transactions with affiliates. In addition, the Credit Agreement prohibits the Company from incurring any additional indebtedness, liabilities or obligations other than debt incurred

(a) with the prior written consent of WFB or BOT or (b) in the ordinary course of business not to exceed $25 million.

     The Credit Agreement also contains certain other covenants, including limitations on the ability of the Company to change its lines of business. If a "Change of Control" occurs, WFB and BOT may accelerate or terminate the Commitments. "Change of Control" includes (a) the failure of Kitty Hawk to own all of the outstanding stock of certain of its subsidiaries, (b) Mr. Christopher failing to own at least 51% of the outstanding stock of Kitty Hawk, (c) Mr. Christopher ceasing to be Chief Executive Officer of Kitty Hawk or active in the management of the Company, or (d) if, after the consummation of a public offering, any person (or two or more persons acting as a group) acquiring beneficial ownership of 25% or more of the outstanding shares of Common Stock. During the Transition Period, these restrictions and prohibitions did not have a material impact on the Company's ability to meet its cash obligations and the Company does not believe that the restrictions under the Credit Agreement will have any such impact in the future.

     In addition, the Company has a loan with 1st Source Bank. As of March 24, 1997, the outstanding balance of this loan was approximately $900,000. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. The 1st Source loan contains certain aircraft maintenance covenants Company's business is an event of default upon which 1st Source Bank may declare all or any part of the remaining unpaid principal due and payable.

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

     Capital expenditures were $13.9 million, $17.9 million, $33.5 million, and $13.8 million for fiscal years 1994, 1995 and 1996 and the Transition Period, respectively. Capital expenditures for the Transition Period were primarily for the purchase of: (i) one Boeing 727-200 aircraft, (ii) cargo and noise abatement modifications for two Boeing 727-200 aircraft, (iii) one used JT8D-7 jet engine,
(iv) various equipment and (v) leasehold improvements to a Boeing 727-200 aircraft. The $33.5 million in capital expenditures for fiscal year 1996 were primarily for the purchase of: (i) five Boeing 727-200 aircraft and the cargo and noise abatement modification of four of these aircraft and (ii) six used JT8D-7/-9 jet engines. The $17.9 million in capital expenditures for fiscal year 1995 were due primarily to the purchase of: (i) two Boeing 727-200 aircraft and their cargo modification, (ii) three JT8D15 jet engines for installation on one of the Boeing 727-200 aircraft, (iii) two Douglas DC9-15F aircraft in cargo configuration, (iv) noise abatement equipment with respect to one of the Douglas DC9-15F aircraft, (v) five used/overhauled Rolls Royce Dart Convair engines,
(vi) two used JT8D7/-9 jet engines, (vii) a Westwind 1124 jet aircraft to be used for corporate purposes only, and (viii) the cargo modification of one Boeing 727-200 aircraft acquired at the end of fiscal year 1994. The $13.9 million in capital expenditures for fiscal year 1994 were primarily for the purchase of: (i) two Boeing 727- 200 aircraft and the cargo modification of these aircraft, (ii) two Douglas DC9-15F aircraft in cargo configuration, (iii) three Convair 600/640 turbo-prop aircraft, and (iv) ground handling equipment. The acquisitions of all of the Boeing 727-200 aircraft and subsequent cargo conversions, the Douglas DC9-15F aircraft and the JT8D-15 engines in the past three years were financed by bank borrowings and internally generated funds, except for one Boeing 727-200 aircraft received in the settlement of the ANET litigation described in "Item 3. Legal Proceedings." All other capital acquisitions were financed from internally generated funds.

     Kitty Hawk anticipates modifying to cargo configuration three of four recently purchased Boeing 727-200s (including modifying two of these Boeing 727-200s with noise abatement equipment for approximately $4.9 million) for an aggregate capital expenditure of approximately $10.0 million in fiscal year 1997. The Company further believes the $4.9 million amount for noise abatement modifications proposed for fiscal year 1997 for two of four recently purchased aircraft, together with an additional $1.4 million to modify currently owned aircraft with noise abatement equipment during fiscal 1997, represents the total capital expenditures that would currently be necessary to comply with the requirements of existing applicable environmental regulations for such fiscal year. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $9.0 million to $11.0 million for noise abatement modifications to aircraft currently owned or proposed to be purchased. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditure for noise abatement modifications in fiscal year 1998 could materially increase. See "Item 1. Business -- Government Regulation."

     The Company historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks.

     In February 1997, the Company acquired the lease to the Facility for approximately $1.76 million. See "Item 2. Properties" and "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages, and positions are as follows:

                   NAME                      AGE              POSITION WITH COMPANY
                   ----                      ---              ---------------------
M. Tom Christopher(1)......................  50    Chairman of the Board of Directors and
                                                   Chief Executive Officer
Tilmon J. Reeves...........................  57    President, Chief Operating Officer, and
                                                   Director
Richard R. Wadsworth.......................  50    Senior Vice President -- Finance, Chief
                                                   Financial Officer, Secretary, and Director
Ted J. Coonfield(2)........................  48    Director
James R. Craig.............................  58    Director
Robert F. Grammer(1).......................  61    Director
Lewis S. White(1)(2).......................  57    Director

---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     The Board of Directors consists of seven members, including four independent directors. Executive officers are elected by the Board of Directors and serve at its discretion.

     M. TOM CHRISTOPHER has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1985, and serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders. Prior to assuming these positions, he formed and managed Kitty Hawk Charters, Inc. He has over 20 years of experience in the air freight industry, including serving as an account manager for Burlington Northern Airfreight from 1976 to 1978.

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

     TED J. COONFIELD became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1998 annual meeting of stockholders. Since April 1996, Mr. Coonfield has been a consultant with Performance Consulting Group, a firm specializing in change management consulting primarily in the banking and insurance industry. From January 1993 to April 1996, Mr. Coonfield was a consultant with the Richard-Rogers Group, a consulting firm specializing in total quality issues, where he primarily engaged in consulting for firms in the transportation industry. From 1990 to December 1992, Mr. Coonfield was the Special Assistant to the Director of the Department of Human Resources for the State of Oregon. Since 1985, Mr. Coonfield has been the President of Oregon Wine Designs, Inc., a wine production and marketing firm.

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

     LEWIS S. WHITE became a director of the Company in October 1994 and serves in the class of directors whose terms expire at the 1999 annual meeting of stockholders. Since 1988, Mr. White has been President of L. S. White & Co., a firm engaged in business planning, corporate finance, acquisitions, and in business start-ups, turnarounds and restructurings. Prior to 1988, he held senior management positions with Paramount Communications Inc. and Union Carbide Corporation. Mr. White is also a director of Whitehall Corporation, a company principally involved in aircraft maintenance.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth information concerning the annual and longterm compensation for services in all capacities to Kitty Hawk for fiscal years 1994, 1995, and 1996 and during the four months ended December 31, 1996, with respect to those persons who were during the four months ended December 31, 1996 (i) the Chief Executive Officer and (ii) the other two most highly compensated executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                  ANNUAL COMPENSATION                    ------------
                                  ---------------------------------------------------     SECURITIES
                                                                         OTHER ANNUAL     UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL POSITIONS    FISCAL YEAR     SALARY      BONUS      COMPENSATION      OPTIONS       COMPENSATION
  ----------------------------    -----------    --------    --------    ------------    ------------    ------------
M. Tom Christopher                   1994        $120,000    $512,000             --            --         25,022(1)
  Chairman of the Board of           1995         120,000     898,731             --            --        352,163(2)
  Directors and Chief Executive      1996         190,000     719,419             --            --        376,844(3)
  Officer                            1996(5)       80,000          --             --            --         81,250(4)
Tilmon J. Reeves                     1994         101,000     225,000             --            --          2,982(6)
  President and Chief                1995         125,000     108,335             --       245,708(7)       2,310(6)
  Operating Officer                  1996         125,000      85,000     $3,726,182(8)    390,707          2,375(6)
                                     1996(5)       41,667      15,000             --            --                --
Richard R. Wadsworth                 1994         110,000      96,000             --            --          1,675(6)
  Senior Vice President              1995         110,000      70,000             --        92,140(7)       2,262(6)
  Finance, Chief Financial           1996          110,00      70,000      1,464,572(8)    153,567          2,375(6)
  Officer, and Secretary             1996(5)       36,664      15,000             --            --            583(6)

---------------

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

(4) Consists of contingent payments received by Mr. Christopher under the ANET litigation settlement during the four months ended December 31, 1996.

(5) Represents the four months ended December 31, 1996.

(6) Consists of matching contributions to the Company's 401(k) Savings Plan.

(7) The option covering these shares was rescinded on June 12, 1996.

(8) Represents the difference between the exercise price and the fair market value of the Common Stock underlying the stock options on June 26, 1996, the date of exercise, of the stock options granted in fiscal year 1996. See "Item 11. Executive Compensation -- Stock Option Exercises."

STOCK OPTION GRANTS

     The following table sets forth certain information concerning options granted in fiscal year 1996 to the Company's Named Executive Officers. Messrs. Reeves and Wadsworth fully exercised these options on June 26, 1996. The Company did not grant any options to the Company's Named Executive Officers in the four months ended December 31, 1996. No options for the purchase of Common Stock are currently outstanding. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal year 1996 or the four months ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                       ---------------------------------------------------------------------------
                                     PERCENT OF
                       NUMBER OF       TOTAL
                       SECURITIES     OPTIONS
                       UNDERLYING    GRANTED TO    EXERCISE OR   FAIR VALUE ON
                        OPTIONS     EMPLOYEES IN   BASE PRICE    DATE OF GRANT
        NAME            GRANTED     FISCAL YEAR      ($/SH)         ($/SH)        EXPIRATION DATE
        ----           ----------   ------------   -----------   -------------   -----------------
Tilmon J. Reeves        390,707        71.8%          $0.01          $7.45       December 31, 2004
Richard R. Wadsworth    153,567        28.2%          $0.01          $8.63         June 12, 2005

                          POTENTIAL REALIZABLE VALUE AT
                          ASSUMED ANNUAL RATES OF STOCK
                          PRICE APPRECIATION FOR OPTION
                                       TERM
                       ------------------------------------

        NAME             5%($)        10%($)       0%($)
        ----           ----------   ----------   ----------
Tilmon J. Reeves       $4,511,648   $6,859,530   $2,910,665
Richard R. Wadsworth   $2,054,414   $3,123,413   $1,325,732

STOCK OPTION EXERCISES

     The following table sets forth certain information concerning options exercised in fiscal year 1996 by certain of the Company's Named Executive Officers. Messrs. Reeves and Wadsworth fully exercised these options on June 26, 1996. No options for the purchase of Common Stock were outstanding during the four months ended December 31, 1996 and none are currently outstanding.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                              SHARES ACQUIRED       VALUE
                            NAME                                ON EXERCISE      REALIZED($)
                            ----                              ---------------    -----------
Tilmon J. Reeves............................................    390,707(1)       $3,726,182
Richard R. Wadsworth........................................    153,567(2)       $1,464,572

---------------

(1) The Company withheld 156,283 of these shares in satisfaction of its withholding obligations with respect to the exercise of these options.

(2) The Company withheld 61,427 of these shares in satisfaction of its withholding obligations with respect to the exercise of these options.

DIRECTOR COMPENSATION

     Pursuant to the Company's Bylaws, the members of the Board of Directors may be compensated in a manner and at a rate determined from time to time by the Board of Directors. Directors who are employees of Kitty Hawk do not receive additional compensation for service as a director. Under the Company's Omnibus Securities Plan, directors who are not employees of the Company may receive shares of Common Stock in an amount equal to their net annual retainer (which is currently $10,000).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Offering, Mr. Christopher determined executive officer compensation. Subsequent to the Offering and prior to November 6, 1996, Messrs. Grammer, Craig and Coonfield comprised the Company's Compensation Committee and determined executive officer compensation. Subsequent to November 6, 1996, Messrs. Coonfield and White comprised the Company's Compensation Committee and determined executive officer compensation. None of the foregoing individuals serving on the Compensation Committee are or have been officers or employees of the Company or its subsidiaries.

     Mr. Craig, a director of the Company, is of counsel to Burke, Wright & Keiffer, P.C., counsel to the Company. During fiscal year 1996 and the four months ended December 31, 1996, the Company paid an aggregate of approximately $506,000 to Burke, Wright & Keiffer, P.C. for legal services rendered.

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

     During fiscal year 1996 and the four months ended December 31, 1996, Mr. Grammer, a director of the Company, subleased the Facility to the Company. During such period, the Company paid an aggregate of approximately $339,000 to Mr. Grammer in lease payments. In February 1997, the Company purchased the lease to the Facility from Mr. Grammer for approximately $1.76 million.

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

ITEM 12.  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of March 17, 1997 (except as noted) by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all of the directors and executive officers of the Company as a group. Except as noted, all shares shown in the table below are held with sole voting and investment power, subject to community property laws.

                                                                  SHARES OWNED
                                                                  BENEFICIALLY
                                                              --------------------
                      NAME AND ADDRESS                         NUMBER      PERCENT
                      ----------------                        ---------    -------
EXECUTIVE OFFICERS:
M. Tom Christopher(1).......................................  6,673,436     63.8%
Tilmon J. Reeves(1).........................................    234,424      2.2%
Richard R. Wadsworth(1).....................................     92,140       (2)
DIRECTORS:
Ted J. Coonfield(1).........................................        700       (2)
James R. Craig(1)...........................................          0       (2)
Robert F. Grammer(1)........................................      2,000       (2)
Lewis S. White(1)...........................................          0       (2)
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7
  PERSONS)..................................................  7,002,700     67.0%
RCM Capital Management, L.L.C.(3)...........................    616,900      5.9%
  Four Embarcadero Center, Suite 2900
  San Francisco, California 94111

---------------

(1) The address for this stockholder is 1515 West 20th Street, Dallas/Fort Worth International Airport, Texas 75261.

(2) Less than 1%.

(3) Based upon a Schedule 13G filed with the Securities and Exchange Commission by such beneficial owner on February 6, 1997. RCM Capital Management, L.L.C. ("RCM Capital"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, holds sole dispositive power with respect to all such shares and sole voting power with respect to 525,900 of such shares. RCM Limited, L.P. ("RCM Limited") is the managing agent of RCM Capital and has beneficial ownership of such shares only to the extent it may be deemed to beneficially own such shares. RCM General Corporation is the general partner of RCM Limited and has beneficial ownership of such shares only to the extent it may be deemed to beneficially own such shares. RCM Capital is a wholly owned subsidiary of Dresdner Bank AG ("Dresdner"), an international banking organization headquartered in Frankfurt, Germany. Dresdner has beneficial ownership of such shares only to the extent it may be deemed to beneficially own such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS -- see Index to Consolidated Financial Statements on page F-1.

     The following financial statements are filed as a part of this report:

     Report of Independent Auditors

     Consolidated Financial Statements:

          Consolidated Balance Sheets as of August 31, 1995 and 1996 and December 31, 1996

          Consolidated Statements of Income for the years ended August 31, 1994, 1995 and 1996 and the four months ended December 31, 1995 (unaudited) and 1996

          Consolidated Statements of Stockholders' Equity for the years ended August 31, 1994, 1995 and 1996 and the four months ended December 31, 1996

        Consolidated Statements of Cash Flows for the years ended August 31, 1994, 1995 and 1996 and the four months ended December 31, 1995 (unaudited) and 1996

          Notes to Consolidated Financial Statements

     (a)2. FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not applicable or are not required

     (a)3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Incorporation of the Company.(2)
           3.2           -- Bylaws of the Company.(2)
           3.3           -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company.(2)
           3.4           -- Amendment No. 1 to the Bylaws of the Company.(2)
           4.1           -- Specimen Common Stock Certificate.(3)
          10.1           -- Master Agreement for Air Charter Transportation Services
                            ("GM Agreement") dated as of June 4, 1990 by and between
                            General Motors Corp. ("GM") and the Company.(2)
          10.2           -- Addendum No. 1 to the GM Agreement dated as of August 9,
                            1990 by and between the Company and GM.(2)
          10.3           -- Addendum No. 1 to the GM Agreement dated as of June 4,
                            1991 by and between the Company and GM.(2)
          10.4           -- Addendum No. 2 to the GM Agreement dated as of October 1,
                            1990 by and between the Company and GM.(2)
          10.5           -- Addendum No. 3 to the GM Agreement dated as of November
                            5, 1990 by and between the Company and GM.(2)
          10.6           -- Addendum No. 4 to the GM Agreement dated as of December
                            3, 1990 by and between the Company and GM.(2)
          10.7           -- Addendum No. 5 to the GM Agreement dated as of January 7,
                            1991 by and between the Company and GM.(2)
          10.8           -- Addendum No. 6 to the GM Agreement dated as of February
                            4, 1991 by and between the Company and GM.(2)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.9           -- Addendum No. 7 to the GM Agreement dated as of March 4,
                            1991 by and between the Company and GM.(2)
          10.10          -- Revision to Appendices and to Master Agreement for Air
                            Charter Transportation Services dated August 13, 1992 by
                            and between the Company and GM.(2)
          10.11          -- Addendum No. 5 to the GM Agreement dated as of May 1,
                            1994 by and between the Company and GM.(2)
          10.12          -- Aircraft Charter Agreement dated as of February 9, 1994 by and between the Company and DHL Airways, Inc.(2)
          10.13          -- Agreement to Furnish Three (3) CV-600 Aircraft and Air
                            Cargo Services dated as of May 15, 1995 by and between
                            the Company and Burlington Air Express Inc.
                            ("Burlington").(3)
          10.14          -- Agreement to Furnish Five (5) B727-200 Aircraft and Air
                            Cargo Services dated as of March 1, 1996 by and between
                            the Company and Burlington.(3)
          10.15          -- Aircraft Operating Lease dated as of March 14, 1995 by
                            and between Ting Hong Oceanic Enterprises Co., Ltd.
                            ("Ting Hong") and the Company.(3)
          10.16          -- Amendment and Extension of Aircraft Operating Lease dated
                            April 24, 1996 by and between Ting Hong and the
                            Company.(3)
          10.17          -- Aircraft Operating Lease dated April 19, 1996 by and
                            between the Company and Pacific East Asia Cargo Airlines,
                            Inc.(3)
          10.18          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Aircargo, Leasing, M. Tom
                            Christopher, American International Airways, Inc., and
                            Conrad Kalitta.(2)
          10.19          -- Sublease Agreement dated as of March 1, 1993 by and
                            between Robert F. Grammer and M. Tom Christopher.(2)
          10.20          -- Transfer and Assignment of Sublease Agreement dated as of
                            October 26, 1994 by and between the Company, M. Tom
                            Christopher and Robert F. Grammer.(2)
          10.2           -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher.(2)(4)
          10.22          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.23          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.24          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996.(3)(4)
          10.25          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996.(3)(4)
          10.26          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996.(3)(4)
          10.27          -- Kitty Hawk, Inc. 401(k) Savings Plan.(2)(4)
          10.28          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher.(2)(4)
          10.29          -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth.(3)(4)
          10.30          -- Amended and Restated Employment Agreement dated as of
                            December 31, 1995 by and between the Company and Tilmon
                            J. Reeves.(3)(4)
          10.31          -- Request for written consent to expand ownership without management change dated as of October 26, 1994 granted by
                            GM.(2)
          10.32          -- Request for written consent to certain disclosures of
                            Master Agreement and contractual relationship dated as of
                            October 26, 1994 granted by GM.(2)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.33          -- Kavouras Customer Order Acknowledgment.(2)
          10.34          -- Kavouras Meteorological Services Agreement.(2)
          10.35          -- Computer Flight Plan and Weather Service Agreement dated as of June 11, 1992 by and between Aircargo and Jeppesen
                            DataPlan, Inc.(2)
          10.36          -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement").(3)
          10.37          -- Amendment No. 1 dated November 7, 1992 to the FEASI
                            Agreement.(3)
          10.38          -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement.(3)
          10.39          -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement.(3)
          10.40          -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement.(3)
          10.41          -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement.(3)
          10.42          -- Amendment No. 6 dated December 1996 to the FEASI
                            Agreement.(5)
          10.43          -- Amended and Restated Credit Agreement, dated as of August
                            4, 1996, by and among the Company, Wells Fargo Bank
                            (Texas), National Association, and Bank One, Texas,
                            N.A.(3)
          10.44          -- Aircraft Lease (N751US) between the Company and Fleet
                            Capital Corporation ("Fleet") dated December 27, 1996.(5)
          10.45          -- Aircraft Lease Agreement between the Company and Pegasus
                            Capital Corporation dated as of November 25, 1996.(5)
          10.46          -- Aircraft Lease (N750US) between the Company and Fleet
                            dated December 27, 1996.(5)
          10.47          -- Agreement for Sale of Leasehold between the Company and
                            Robert F. Grammer dated December 6, 1996.(1)
          11.1           -- Statement of Computation of Net Income per Share.(1)
          21.1           -- Subsidiaries of the Registrant.(3)
          23.1           -- Consent of Ernst & Young LLP.(1)
          27.1           -- Financial Data Schedule.(1)

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

(5) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1996, and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated December 17, 1996. The Form 8-K reported a change in fiscal year end (Item 8) from August 31 to December 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                            KITTY HAWK, INC.

                                            By:   /s/ RICHARD R. WADSWORTH
                                              ----------------------------------
                                                     Richard R. Wadsworth
                                              Senior Vice President -- Finance,
                                                             Chief
                                               Financial Officer, and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on the 27th day of March, 1997.

                        NAME                                                CAPACITIES
                        ----                                                ----------

               /s/ M. TOM CHRISTOPHER                  Chairman of the Board of Directors and Chief
-----------------------------------------------------    Executive Officer
                 M. Tom Christopher

                /s/ TILMON J. REEVES                   President, Chief Operating Officer and Director
-----------------------------------------------------
                  Tilmon J. Reeves

              /s/ RICHARD R. WADSWORTH                 Senior Vice President -- Finance, Chief Financial
-----------------------------------------------------    Officer, Secretary, Director and Principal
                Richard R. Wadsworth                     Financial and Accounting Officer

                /s/ TED J. COONFIELD                   Director
-----------------------------------------------------
                  Ted J. Coonfield

                 /s/ JAMES R. CRAIG                    Director
-----------------------------------------------------
                   James R. Craig

                /s/ ROBERT F. GRAMMER                  Director
-----------------------------------------------------
                  Robert F. Grammer

                 /s/ LEWIS S. WHITE                    Director
-----------------------------------------------------
                   Lewis S. White

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of August 31, 1995 and 1996
  and December 31, 1996.....................................  F-3
Consolidated Statements of Income for the years ended August
  31, 1994, 1995, and 1996 and for the four months ended
  December 31, 1995 (unaudited) and 1996....................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1994, 1995, and 1996 and for the
  four months ended December 31, 1996.......................  F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1994, 1995, and 1996 and for the four months
  ended December 31, 1995 (unaudited) and 1996..............  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders
Kitty Hawk, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of August 31, 1995 and 1996 and December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996 and for the four months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitty Hawk, Inc. and subsidiaries at August 31, 1995 and 1996 and December 31, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 and for the four months ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Dallas, Texas
February 7, 1997

                       KITTY HAWK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    AUGUST 31,      AUGUST 31,     DECEMBER 31,
                                                       1995            1996            1996
                                                    -----------    ------------    ------------
Current assets
  Cash and cash equivalents.......................  $ 3,801,378    $  5,763,904    $ 27,320,402
  Trade accounts receivable.......................   12,967,734      14,195,990      37,828,018
  Income tax receivable...........................           --         765,395              --
  Deferred income taxes...........................       50,410         156,562         107,564
  Inventory and aircraft supplies.................       98,386       1,713,812       2,789,982
  Prepaid expenses and other assets...............      797,825         918,929       1,143,989
  Deposits on aircraft............................           --              --       5,438,628
                                                    -----------    ------------    ------------
          Total current assets....................   17,715,733      23,514,592      74,628,583
Property and equipment
  Aircraft........................................   36,179,455      53,695,320      53,140,853
  Aircraft work-in-progress.......................           --      13,476,355       6,732,878
  Machinery and equipment.........................    1,425,272       1,776,319       2,680,692
  Leasehold improvements..........................           --          75,313         778,879
  Furniture and fixtures..........................      251,349         166,057         166,057
  Transportation equipment........................      176,057         236,708         289,499
                                                    -----------    ------------    ------------
                                                     38,032,133      69,426,072      63,788,858
  Less: accumulated depreciation and
     amortization.................................   (7,794,332)    (13,112,786)    (15,390,015)
                                                    -----------    ------------    ------------
          Net property and equipment..............   30,237,801      56,313,286      48,398,843
                                                    -----------    ------------    ------------
Total assets......................................  $47,953,534    $ 79,827,878    $123,027,426
                                                    ===========    ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable................................  $ 9,327,109    $ 12,952,180    $  8,853,292
  Accrued expenses................................    1,336,696       1,580,465      23,668,609
  Income taxes payable............................           --              --       2,526,737
  Accrued maintenance reserves....................    2,026,255       2,323,466       2,373,157
  Revolving Credit Facility for aircraft
     acquisitions expected to be refinanced.......           --      10,000,000              --
  Current maturities of long-term debt............    3,278,553       3,620,240       3,687,888
                                                    -----------    ------------    ------------
          Total current liabilities...............   15,968,613      30,476,351      41,109,683
Long-term debt....................................   13,702,652      23,291,302      21,080,452
Deferred income taxes.............................    1,316,365       2,421,480       2,544,900
Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value: Authorized
     shares -- 1,000,000, none issued.............           --              --              --
  Common stock, $.01 par value: Authorized
     shares -- 25,000,000; issued and
     outstanding -- 7,423,436 and 7,967,710 at
     August 31, 1995 and 1996, respectively and
     10,669,517 at December 31, 1996..............       74,234          79,677         106,695
  Additional paid-in capital......................           --       4,635,524      33,968,700
  Retained earnings...............................   16,891,670      20,999,846      26,293,298
  Less common stock in treasury, 217,710 shares at
     August 31, 1996 and December 31, 1996........           --      (2,076,302)     (2,076,302)
                                                    -----------    ------------    ------------
          Total stockholders' equity..............   16,965,904      23,638,745      58,292,391
                                                    -----------    ------------    ------------
Total liabilities and stockholders' equity........  $47,953,534    $ 79,827,878    $123,027,426
                                                    ===========    ============    ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEAR ENDED AUGUST 31,                FOUR MONTHS ENDED DECEMBER 31,
                                          --------------------------------------------    ------------------------------
                                              1994            1995            1996            1995             1996
                                          ------------    ------------    ------------    -------------    -------------
                                                                                           (UNAUDITED)
Revenues:
  Air freight carrier...................  $ 28,284,894    $ 41,117,564    $ 52,921,762      $17,994,371      $20,577,072
  Air logistics.........................    79,414,952      62,592,819      89,492,974       51,733,438       39,408,484
                                          ------------    ------------    ------------      -----------      -----------
          Total revenues................   107,699,846     103,710,383     142,414,736       69,727,809       59,985,556
                                          ------------    ------------    ------------      -----------      -----------
Costs of revenues:
  Air freight carrier...................    19,549,833      28,104,280      38,760,430       11,684,882       13,784,331
  Air logistics.........................    73,401,606      57,428,344      80,139,570       45,996,786       33,795,567
                                          ------------    ------------    ------------      -----------      -----------
          Total costs of revenues.......    92,951,439      85,532,624     118,900,000       57,681,668       47,579,898
                                          ------------    ------------    ------------      -----------      -----------
Gross profit............................    14,748,407      18,177,759      23,514,736       12,046,141       12,405,658
General and administrative expenses.....     6,012,975       7,832,167       9,079,891        2,861,518        2,724,763
Non-qualified employee profit sharing
  expense...............................       731,862       1,000,957       1,169,880          889,046          962,263
Stock option grants to executives.......            --              --       4,230,954               --               --
                                          ------------    ------------    ------------      -----------      -----------
Operating income........................     8,003,570       9,344,635       9,034,011        8,295,577        8,718,632
Other income (expense):
  Interest expense......................      (342,502)     (1,184,921)     (1,859,284)        (481,670)        (684,173)
  Contract settlement income, net.......     1,177,742              --              --               --               --
  Loss on asset disposal................            --              --        (589,049)              --               --
  Other, net............................      (431,957)       (600,667)        291,255           37,507          625,910
                                          ------------    ------------    ------------      -----------      -----------
Income before income taxes..............     8,406,853       7,559,047       6,876,933        7,851,414        8,660,369
Income taxes............................     3,146,157       3,142,653       2,767,744        3,096,769        3,366,917
                                          ------------    ------------    ------------      -----------      -----------
Net income..............................  $  5,260,696    $  4,416,394    $  4,109,189      $ 4,754,645      $ 5,293,452
                                          ============    ============    ============      ===========      ===========
Net income per share....................  $       0.66    $       0.55    $       0.52      $      0.60      $      0.55
                                          ============    ============    ============      ===========      ===========
Weighted average common and common
  equivalent shares outstanding.........     7,967,710       7,967,710       7,927,856        7,967,710        9,609,920
                                          ============    ============    ============      ===========      ===========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ADDITIONAL
                                          NUMBER OF      COMMON       PAID-IN       RETAINED       TREASURY
                                            SHARES       STOCK        CAPITAL       EARNINGS         STOCK          TOTAL
                                          ----------    --------    -----------    -----------    -----------    -----------
Balance at August 31, 1993..............  10,604,908    $106,048    $        --    $ 7,243,766    $   (61,000)   $ 7,288,814
  Retirement of treasury stock in
     connection with the Kitty Hawk,
     Inc. merger........................  (3,181,472)    (31,814)            --        (29,186)        61,000             --
  Net income............................          --          --             --      5,260,696             --      5,260,696
                                          ----------    --------    -----------    -----------    -----------    -----------
Balance at August 31, 1994..............   7,423,436      74,234             --     12,475,276             --     12,549,510
  Net income............................          --          --             --      4,416,394             --      4,416,394
                                          ----------    --------    -----------    -----------    -----------    -----------
Balance at August 31, 1995..............   7,423,436      74,234             --     16,891,670             --     16,965,904
  Stock option grants to executives.....          --          --      4,230,954             --             --      4,230,954
  Exercise of employee stock options
     (See Note 1).......................     544,274       5,443             --         (1,013)            --          4,430
  Purchase of treasury stock, 217,710
     shares, at cost....................          --          --             --             --     (2,076,302)    (2,076,302)
  Tax benefit of stock option grants to
     executives.........................          --          --        404,570             --             --        404,570
  Net income............................          --          --             --      4,109,189             --      4,109,189
                                          ----------    --------    -----------    -----------    -----------    -----------
Balance at August 31, 1996..............   7,967,710      79,677      4,635,524     20,999,846     (2,076,302)    23,638,745
Shares sold in initial public
  offering..............................   2,700,000      27,000     29,311,510             --             --     29,338,510
Shares issued to employees under the
  Annual Incentive Compensation Plan....       1,807          18         21,666             --             --         21,684
Net income for the four months ended
  December 31, 1996.....................          --          --             --      5,293,452             --      5,293,452
                                          ----------    --------    -----------    -----------    -----------    -----------
Balance at December 31, 1996............  10,669,517    $106,695    $33,968,700    $26,293,298    $(2,076,302)   $58,292,391
                                          ==========    ========    ===========    ===========    ===========    ===========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOUR MONTHS ENDED
                                                 YEAR ENDED AUGUST 31,                     DECEMBER 31,
                                       ------------------------------------------   ---------------------------
                                           1994           1995           1996           1995           1996
                                       ------------   ------------   ------------   ------------   ------------
                                                                                    (UNAUDITED)
Operating activities:
  Net income.........................  $  5,260,696   $  4,416,394   $  4,109,189   $  4,754,645   $  5,293,452
  Adjustments to reconcile net income
     net cash provided by operating
     activities:
     Depreciation and amortization...     1,935,348      4,095,156      6,873,033      1,681,489      3,201,903
     Loss on disposal of property and
       equipment.....................        62,251             --        589,049             --             --
     Aircraft received in contract
       settlement....................      (750,000)            --             --             --             --
     Deferred income taxes...........      (638,568)       732,795        998,963             --        172,418
     Stock option grants to
       executives....................            --             --      4,230,954             --             --
     Changes in operating assets and
       liabilities:
       Trade accounts receivable.....    (8,036,613)     2,673,139     (1,228,256)   (27,954,848)   (23,632,028)
       Contract settlement
          receivable.................     3,500,000             --             --             --             --
       Receivables from affiliates...       (53,035)       481,297             --             --             --
       Income taxes receivable.......            --             --       (765,395)            --        765,395
       Inventory and aircraft
          supplies...................       (19,778)        23,285     (1,615,426)      (298,872)    (1,076,170)
       Prepaid expenses and other....       283,342       (532,693)      (121,104)    (5,854,576)    (5,663,688)
       Accounts payable and accrued
          expenses...................     4,063,034     (2,379,510)     3,868,840     19,622,927     17,989,256
       Accrued maintenance
          reserves...................       379,535      1,429,886        297,211        281,184         49,691
       Income taxes payable..........     1,614,521     (1,883,898)            --      2,782,766      2,526,737
                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............     7,600,733      9,055,851     17,237,058     (4,985,285)      (373,034)
Investing activities:
  Proceeds from sale of assets.......            --             --             --             --     18,508,431
  Capital expenditures...............   (13,875,983)   (17,929,106)   (33,537,567)      (174,697)   (13,795,891)
                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
  investing activities...............   (13,875,983)   (17,929,106)   (33,537,567)      (174,697)     4,712,540
Financing activities:
  Proceeds from issuance of common
     stock...........................            --             --          4,430             --     29,338,510
  Proceeds from issuance of long-term
     debt............................    10,916,656      9,911,240     23,117,000      5,725,000      1,500,000
  Repayments of long-term debt.......    (2,747,533)    (2,074,970)    (3,186,663)    (1,011,103)   (13,643,202)
  Acquisition of treasury shares.....            --             --     (2,076,302)            --             --
  Shares issued under Annual
     Incentive Compensation Plan.....            --             --             --             --         21,684
  Tax benefit of stock option grant
     to executives...................            --             --        404,570             --             --
                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by financing
  activities.........................     8,169,123      7,836,270     18,263,035      4,713,897     17,216,992
                                       ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and
  cash equivalents...................     1,893,873     (1,036,985)     1,962,526       (446,085)    21,556,498
Cash and cash equivalents at
  beginning of period................     2,944,490      4,838,363      3,801,378      3,801,378      5,763,904
                                       ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of
  period.............................  $  4,838,363   $  3,801,378   $  5,763,904   $  3,355,293   $ 27,320,402
                                       ============   ============   ============   ============   ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Kitty Hawk, Inc. and its subsidiaries (the "Company") provide air freight services through two related businesses: (i) an air freight carrier and (ii) an air logistics service provider, all primarily in North America. The Company provided air logistics services to one customer which accounted for approximately 63%, 47%, 41% and 16% of its total revenues in fiscal years 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively. Related accounts receivable from this customer at August 31, 1995 and 1996 and December 31, 1996, were approximately $5,089,000, $4,915,000 and $2,156,000, respectively. The contract for these services is effective through May 31, 1997; however, such contract may be canceled by either party with 30 days notice. Another customer accounted for approximately 10%, 10%, 15% and 44% of the Company's total revenues in fiscal years 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively. Related accounts receivable from this customer at August 31, 1995 and 1996 and December 31, 1996 were approximately $22,000, $0 and $27,086,000, respectively. The Company generally sells on open accounts with 30-day terms and does not require collateral for credit sales.

     On December 4, 1996, the Company elected to change its fiscal year end to December 31. Operating results for the four month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for a calendar year. Operating results for the four month period ended December 31, 1995 (unaudited) include all adjustments management believes are necessary for a fair presentation.

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

                       KITTY HAWK, INC. AND SUBSIDIARIES

  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares for the years ended August 31, 1994, 1995 and 1996.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and held in banks, money market funds, and other investments with original maturities of three months or less.

  Inventory

     Inventory consists of aircraft parts and supplies and is stated at the lower of average cost or market.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Stock-Based Compensation

     The Company accounts for stock-based compensation utilizing Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS No. 123.

  Reorganization

     In October, 1994, Kitty Hawk, Inc. was organized as a wholly-owned subsidiary of Kitty Hawk Group, Inc. ("Group"). Group subsequently merged with Kitty Hawk, Inc. with Kitty Hawk, Inc. being the surviving entity. In connection therewith, each outstanding share of Group common stock was exchanged for 106,049 shares of Kitty Hawk, Inc. common stock. Additionally, Group stock held in treasury was retired. The accompanying consolidated financial statements present the effects of the merger on a retroactive basis.

  Reclassifications

     Certain amounts from prior years have been reclassified to conform to current year presentation.

  Stock Split

     On June 28, 1996 the Company approved a 1.2285391-for-1 stock split effected as a stock dividend. All references to common stock and per share data have been restated to give effect to the split.

                       KITTY HAWK, INC. AND SUBSIDIARIES

2. DEBT

     Long-term debt consists of the following:

                                                      AUGUST 31,     AUGUST 31,     DECEMBER 31,
                                                         1995           1996            1996
                                                      -----------    -----------    ------------
(1) Note payable, bearing interest at prime plus
     1.75% payable in 48 monthly installments of
     $25,021 plus interest, with a maturity date of
     December 1996..................................  $   350,291    $    50,042     $        --
(2) Note payable, bearing interest at 9.75% payable
     in 18 monthly installments of interest only and
     42 monthly installments of $28,212 including
     interest beginning December 1996, with a
     maturity date of May 2000; secured by a Douglas
     DC-9 aircraft, with a carrying value of
     approximately $940,000 at December 31, 1996....    1,000,500      1,000,500         980,417
(3) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 1.50% to 2.00% based upon
     a fixed charge coverage ratio of the Company
     (7.125% at December 31, 1996), payable in 28
     quarterly installments plus interest beginning
     September 1996, with a maturity date of June
     2003; secured by two Boeing 727-200 aircraft,
     with a carrying value of approximately
     $11,036,000 at December 31, 1996...............           --     11,225,000      10,605,923
(4) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 1.50% to 2.00% based upon
     a fixed charge coverage ratio of the Company
     (7.125% at December 31, 1996), payable in 23
     quarterly installments of $531,000 plus
     interest beginning September 1996, with a
     maturity date of June, 2002; secured by four
     Douglas DC-9 aircraft and four Boeing 727-200
     aircraft, with a net carrying value of
     approximately $17,918,000 at December 31,
     1996...........................................           --     12,744,000      11,682,000
(5) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 2.25% payable in 21
     quarterly installments of $153,354 plus
     interest, with a maturity date of September
     1999. (See (4) above.).........................    2,607,021             --              --
(6) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 2.25% payable in 71
     monthly installments of $76,891 plus interest,
     with a maturity date of October 2000. (See (4)
     above.)........................................    4,767,245             --              --
(7) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 2.00% payable in 72
     monthly installments of $60,517 plus interest,
     with a maturity date of March 2001. (See (4)
     above.)........................................    4,054,641             --              --
(8) Note payable, bearing interest at an adjusted
     Eurodollar rate plus 2.00% payable in 72
     monthly installments of $59,077 plus interest,
     with a maturity date of July 2001. (See (4)
     above.)........................................    4,201,507             --              --

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                                      AUGUST 31,     AUGUST 31,     DECEMBER 31,
                                                         1995           1996            1996
                                                      -----------    -----------    ------------
(9) Revolving Credit Facility for general corporate
     purposes.......................................           --      1,892,000       1,500,000
                                                      -----------    -----------     -----------
                                                       16,981,205     26,911,542      24,768,340
Less current portion................................    3,278,553      3,620,240       3,687,888
                                                      -----------    -----------     -----------
                                                      $13,702,652    $23,291,302     $21,080,452
                                                      ===========    ===========     ===========

     Maturities of long-term debt at December 31, 1996 are as follows:

  1997........................................    $ 3,687,888
  1998........................................      5,317,534
  1999........................................      3,958,056
  2000........................................      3,911,104
  2001........................................      3,900,557
  Thereafter..................................      3,993,201
                                                  -----------
                                                  $24,768,340
                                                  ===========

     During August 1996, the Company entered into a new Credit Agreement (notes
(3), (4) and (9) above) with a bank and refinanced a portion of the existing notes payable. Proceeds of note (4) in the amount of $12,744,000 were used to pay down the outstanding balances of the existing notes payable (notes (5), (6), (7), and (8)).

     The Credit Agreement subjects the Company to financial covenants, including fixed charge coverage, cash flow and leverage ratios. In addition, the Credit Agreement prohibits redemption of Company securities, certain investments outside the Company's line of business, transactions with affiliates and additional indebtedness without prior consent of the Bank. The Credit Agreement also limits the ability of the Company to change its line of business and limits the payment of dividends.

     At December 31, 1996 the Company has outstanding two interest rate swap agreements with the commercial bank to whom note (3) is payable, having a total notional principal amount of $11,225,000. These swap agreements effectively change the interest rate exposure on note (3) to a fixed 7.75 percent. The notional principal amounts of the interest rate swaps reduce in proportion to required principal reductions on the related note. The Company is exposed to credit loss in the event of nonperformance by the other party in the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. Based on a quote provided by the bank, these swap agreements could have been terminated at December 31, 1996 in exchange for a payment to the Company of $106,059.

     Under the Credit Agreement, the Company also has a $15 million Revolving Credit Facility available, of which $10 million is restricted for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million is for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. Any advance under the portion that is restricted to interim financing for aircraft acquisition ($0 at December 31, 1996) must be repaid in full within 150 days of first advance for the acquired aircraft. The outstanding balance of the Revolving Credit Facility results from borrowings in connection with working capital requirements. The Revolving Credit Facility bears interest at an adjusted Eurodollar rate plus 1.50% to 2.00% based upon a fixed charge coverage ratio of the Company or at prime (8.25% at December 31, 1996). The Revolving Credit Facility expires on December 31, 1998 and $13.5 million was available to be borrowed by the Company at December 31, 1996.

     Under the Credit Agreement, the Company also has a $10 million facility available to finance the purchase of one DC9-15F hushkit and up to seven major maintenance checks for jet aircraft. The funds will be

                       KITTY HAWK, INC. AND SUBSIDIARIES
available to the Company until April 29, 1998, and any borrowings under this facility mature March 31, 2003. At December 31, 1996, the entire $10 million was available to the Company. At December 31, 1996, the Company had approximately $1,400,000 in standby letters of credit outstanding.

     All amounts outstanding under the Credit Agreement are cross-collateralized and are secured by certain aircraft owned by the Company, all aircraft acquired under the restricted portion of the Revolving Credit Facility while those advances are outstanding, certain leases of aircraft and engines, accounts, chattel paper, general intangibles, and other personal property.

     Based upon the variable interest rates provided for in the substantial majority of the Company's long-term debt, management believes the fair value of its long-term debt approximates its carrying value at December 31, 1996.

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

     The Company made cash interest payments of $280,754, $1,088,928, $1,765,523 and $664,164 during fiscal years ended 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively.

3. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                             FOUR MONTHS
                                             YEAR ENDED AUGUST 31,              ENDED
                                      ------------------------------------   DECEMBER 31,
                                         1994         1995         1996          1996
                                      ----------   ----------   ----------   ------------
Current income tax:
  Federal...........................  $3,434,725   $1,829,723   $1,352,390    $2,768,672
  State.............................     350,000      580,135      416,391       425,827
                                      ----------   ----------   ----------    ----------
          Total current income
            tax.....................   3,784,725    2,409,858    1,768,781     3,194,499
                                      ----------   ----------   ----------    ----------
Deferred income tax:
  Federal...........................    (608,460)     627,993      758,138       141,169
  State.............................     (30,108)     104,802      240,825        31,249
                                      ----------   ----------   ----------    ----------
          Total deferred income
            tax.....................    (638,568)     732,795      998,963       172,418
                                      ----------   ----------   ----------    ----------
                                      $3,146,157   $3,142,653   $2,767,744    $3,366,917
                                      ==========   ==========   ==========    ==========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                             FOUR MONTHS
                                             YEAR ENDED AUGUST 31,              ENDED
                                      ------------------------------------   DECEMBER 31,
                                         1994         1995         1996          1996
                                      ----------   ----------   ----------   ------------
Income tax computed at statutory
  rate..............................  $2,858,330   $2,570,076   $2,338,157    $3,031,129
State income taxes, net of federal
  benefit...........................     211,129      452,058      433,763       297,928
Other, net..........................      76,698      120,519       (4,176)       37,860
                                      ----------   ----------   ----------    ----------
          Total.....................  $3,146,157   $3,142,653   $2,767,744    $3,366,917
                                      ==========   ==========   ==========    ==========

                       KITTY HAWK, INC. AND SUBSIDIARIES

     The components of the net deferred tax liabilities recognized on the accompanying balance sheets are as follows:

                                              AUGUST 31,     AUGUST 31,     DECEMBER 31,
                                                 1995           1996            1996
                                              -----------    -----------    ------------
Deferred tax liabilities:
  Depreciation..............................  $(2,071,971)   $(3,318,803)   $(3,461,603)
  Prepaid expenses..........................     (117,440)       (17,229)       (66,228)
                                              -----------    -----------    -----------
          Total deferred tax liabilities....   (2,189,411)    (3,336,032)    (3,527,831)
                                              -----------    -----------    -----------
Deferred tax assets:
  Nondeductible accruals....................      167,850        173,790        173,790
  Airframe reserves.........................      755,606        897,324        916,705
                                              -----------    -----------    -----------
          Total deferred tax assets.........      923,456      1,071,114      1,090,495
                                              -----------    -----------    -----------
Net deferred tax liability..................  $(1,265,955)   $(2,264,918)   $(2,437,336)
                                              ===========    ===========    ===========

     The Company made cash income tax payments of $2,170,203, $4,552,371, $2,078,673 and $571,420 during fiscal years 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively.

4. COMMITMENTS

     The Company leases its primary office and maintenance space under a non-cancelable operating lease which expires in fiscal year 1998 from a party who, effective October 1994, became a member of the Company's Board of Directors. Rent expense under this lease was $260,970, $252,595, $254,934 and $84,305 for fiscal years 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively. Under the lease agreement, the Company has the option to purchase the office facilities and the landlord's interest in the associated ground lease at any time prior to March 1, 1997 for consideration of $2,200,000 less $5,000 for each monthly rental payment made after March 1, 1993. Based upon an agreement with the lessor of the facility, the Company expects to close the purchase of the facility for approximately $1.76 million in February 1997.

     The Company leases its secondary maintenance space under a cancelable operating lease which expires in May 1999. The lease can be canceled by either party with 60 days notice. Rent expense under this lease was $59,853, $163,500, and $54,500 in fiscal years 1995, 1996 and for the four months ended December 31, 1996, respectively.

     In December 1996, the Company sold at cost two recently acquired and modified Boeing 727-200 aircraft to a third party and entered into an operating lease agreement for such aircraft commencing January 1, 1997, ending December 31, 1997, with monthly lease payments of approximately $252,000, with five successive one year renewal options. The Company has an option to purchase the aircraft at the end of each year, and guarantees to the lessor certain minimum sale values if the Company elects not to renew the lease or exercise its purchase option. The funds from the sale were partially used to pay indebtedness incurred to acquire, convert to cargo configuration, perform maintenance updates and hushkit the aircraft.

     In November 1996, the Company acquired a Boeing 727-200 aircraft in passenger configuration under a seven year operating lease at a monthly rate of $50,000. The aircraft is being modified to cargo configuration and is undergoing maintenance updates at the Company's cost.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Minimum annual rentals at December 31, 1996 are as follows:

1997.............................................  $3,793,476
1998.............................................     763,500
1999.............................................     668,125
2000.............................................     600,000
2001.............................................     600,000
Thereafter.......................................   1,200,000
                                                   ----------
                                                   $7,625,101
                                                   ==========

     During December 1996, the Company entered into firm purchase commitments to acquire hushkits for seven of its Boeing 727-200 aircraft for a total purchase price of up to $17,500,000.

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

     At August 31, 1993, the Company and the associated bidder had not agreed upon the division of the settlement proceeds, which were held in escrow; but the Company reasonably estimated its share of the proceeds, exclusive of the $6.5 million to be paid in installments over ten years, to be at least $3.5 million. The Company therefore recorded the $3.5 million as a receivable and, net of contract-related expense, settlement income of $724,683 for fiscal year 1993.

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

                       KITTY HAWK, INC. AND SUBSIDIARIES

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

     The Company moved to dismiss the suit with prejudice on grounds that it was barred by the Act. The Company also sought to recover its attorneys' fees from the plaintiff and to obtain sanctions against the plaintiff's attorneys. The Company believes the suit was clearly frivolous because, among other things, the Company in the ANET bid identified each aircraft by serial number, age, hours and cycles, and made available use and maintenance records for each aircraft as required by the request for proposal, and that the USPS reviewed and inspected the aircraft, data and records and found them acceptable. In May 1996, the court dismissed the suit and awarded the Company its attorneys' fees and costs. The plaintiff has asked the court to reconsider its ruling. The Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

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

     In December 1995, the Company canceled 245,708 of the options outstanding and granted to an executive a nonqualified option to purchase 390,707 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. In June 1996, the Company canceled the remaining 92,140 options outstanding and granted to another executive a non-qualified option to purchase 153,567 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. On

                       KITTY HAWK, INC. AND SUBSIDIARIES

June 26, 1996, the executives fully exercised their options. No options remain outstanding at December 31, 1996. Based on an independent appraisal commissioned by the Company, the fair value of the options of $4,230,954 is reflected as a charge to earnings in the accompanying statement of income for the year ended August 31, 1996, under APB Opinion No. 25 and represents the fair value which would have been charged under SFAS 123. Accordingly, no supplemental disclosures under SFAS No. 123 are necessary.

8. RELATED PARTY TRANSACTIONS

     The Company provided maintenance and other services as well as cash advances to Martinaire East, Inc. ("Martinaire"), a company in which a minority interest was owned by the Company's majority stockholder. Total sales to Martinaire for fuel and services were approximately, $235,000 and $22,000 in fiscal years 1994 and 1995, respectively. Martinaire also flies charter service for the Company. During fiscal years 1994 and 1995, Martinaire provided the Company services in the amount of approximately $982,000 and $232,000, respectively. At December 31, 1996, Martinaire is no longer considered to be a related party.

9. EMPLOYEE COMPENSATION PLANS AND ARRANGEMENTS

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees meeting minimum service requirements. Under the plan, voluntary contributions are made by employees and the Company provides matching contributions based upon the employees' contribution. The Company incurred $80,812, $121,217, $159,967 and $56,378 in matching contributions related to this plan during fiscal years 1994, 1995, 1996 and for the four months ended December 31, 1996, respectively.

     The Company has adopted:

     - An Omnibus Securities Plan (the Plan) under which 300,000 shares of its common stock are reserved for issuance to its employees. The Plan is administered by the Company's Compensation Committee which may grant stock based and nonstock based compensation to the Plan participants. No awards have been granted under the Plan as of December 31, 1996.

     - An Annual Incentive Compensation Plan (the Compensation Plan) under which the Compensation Committee awards semiannual bonuses to employees of the Company. The aggregate amount of bonuses available for award is limited to 10% of the Company's income before income taxes and the bonuses to be paid under the Compensation Plan. The Company may elect to pay the full amount of the bonuses in common stock, which is limited to total stock distributions of 200,000 shares of common stock. As of December 31, 1996, 198,193 shares were available for distribution.

     - An Employee Stock Purchase Plan covering up to 100,000 shares of the Company's common stock.

                       KITTY HAWK, INC. AND SUBSIDIARIES

10. CALENDAR YEAR INCOME STATEMENT (UNAUDITED)

     As described above, the Company has changed its year end to December 31. The following table presents historical information recast on a calendar quarter basis for 1996.

             QUARTERS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                          QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         1996        1996         1996            1996        TOTAL
                                       ---------   --------   -------------   ------------   --------
Revenues:
  Air freight carrier................   $10,059    $15,215       $14,341        $15,889      $ 55,504
  Air logistics......................    10,195     16,815        16,134         34,024        77,168
                                        -------    -------       -------        -------      --------
          Total revenues.............    20,254     32,030        30,475         49,913       132,672
                                        -------    -------       -------        -------      --------
Costs of revenues:
  Air freight carrier................     8,256     12,084         9,348         11,172        40,860
  Air logistics......................     9,155     15,112        14,872         28,799        67,938
                                        -------    -------       -------        -------      --------
          Total costs of revenues....    17,411     27,196        24,220         39,971       108,798
                                        -------    -------       -------        -------      --------
Gross profit.........................     2,843      4,834         6,255          9,942        23,874
General and administrative
  expenses...........................     2,271      2,301         2,305          2,066         8,943
Non-qualified employee profit sharing
  expense............................       (91)        58           477            796         1,240
Stock option grants to executives....         0      4,232            (1)             0         4,231
                                        -------    -------       -------        -------      --------
Operating income.....................       663     (1,757)        3,474          7,080         9,460
Other income (expense):
  Interest expense...................      (520)      (504)         (507)          (531)       (2,062)
  Loss on asset disposal.............         0          0          (589)             0          (589)
  Other, net.........................       102         36           125            617           880
                                        -------    -------       -------        -------      --------
Income before income taxes...........       245     (2,225)        2,503          7,166         7,689
Income taxes.........................        95       (927)        1,096          2,769         3,033
                                        -------    -------       -------        -------      --------
Net income (loss)....................   $   150    $(1,298)      $ 1,407        $ 4,397      $  4,656
                                        =======    =======       =======        =======      ========
Net income (loss) per share..........   $  0.02    $ (0.16)      $  0.18        $  0.43      $   0.55
                                        =======    =======       =======        =======      ========
Net income, adjusted for
  non-recurring items................   $   150    $ 1,264       $ 2,467        $ 4,397      $  8,278
                                        =======    =======       =======        =======      ========
Net income per share, adjusted for
  non-recurring items................   $  0.02    $  0.16       $  0.32        $  0.43      $   0.98
                                        =======    =======       =======        =======      ========
Weighted average common and common
  equivalent shares outstanding......     7,968      7,968         7,750         10,215         8,477
                                        =======    =======       =======        =======      ========

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Incorporation of the Company.(2)
           3.2           -- Bylaws of the Company.(2)
           3.3           -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company.(2)
           3.4           -- Amendment No. 1 to the Bylaws of the Company.(2)
           4.1           -- Specimen Common Stock Certificate.(3)
          10.1           -- Master Agreement for Air Charter Transportation Services
                            ("GM Agreement") dated as of June 4, 1990 by and between
                            General Motors Corp. ("GM") and the Company.(2)
          10.2           -- Addendum No. 1 to the GM Agreement dated as of August 9,
                            1990 by and between the Company and GM.(2)
          10.3           -- Addendum No. 1 to the GM Agreement dated as of June 4,
                            1991 by and between the Company and GM.(2)
          10.4           -- Addendum No. 2 to the GM Agreement dated as of October 1,
                            1990 by and between the Company and GM.(2)
          10.5           -- Addendum No. 3 to the GM Agreement dated as of November
                            5, 1990 by and between the Company and GM.(2)
          10.6           -- Addendum No. 4 to the GM Agreement dated as of December
                            3, 1990 by and between the Company and GM.(2)
          10.7           -- Addendum No. 5 to the GM Agreement dated as of January 7,
                            1991 by and between the Company and GM.(2)
          10.8           -- Addendum No. 6 to the GM Agreement dated as of February
                            4, 1991 by and between the Company and GM.(2)
          10.9           -- Addendum No. 7 to the GM Agreement dated as of March 4,
                            1991 by and between the Company and GM.(2)
          10.10          -- Revision to Appendices and to Master Agreement for Air
                            Charter Transportation Services dated August 13, 1992 by
                            and between the Company and GM.(2)
          10.11          -- Addendum No. 5 to the GM Agreement dated as of May 1,
                            1994 by and between the Company and GM.(2)
          10.12          -- Aircraft Charter Agreement dated as of February 9, 1994 by and between the Company and DHL Airways, Inc.(2)
          10.13          -- Agreement to Furnish Three (3) CV-600 Aircraft and Air
                            Cargo Services dated as of May 15, 1995 by and between
                            the Company and Burlington Air Express Inc.
                            ("Burlington").(3)
          10.14          -- Agreement to Furnish Five (5) B727-200 Aircraft and Air
                            Cargo Services dated as of March 1, 1996 by and between
                            the Company and Burlington.(3)
          10.15          -- Aircraft Operating Lease dated as of March 14, 1995 by
                            and between Ting Hong Oceanic Enterprises Co., Ltd.
                            ("Ting Hong") and the Company.(3)
          10.16          -- Amendment and Extension of Aircraft Operating Lease dated
                            April 24, 1996 by and between Ting Hong and the
                            Company.(3)
          10.17          -- Aircraft Operating Lease dated April 19, 1996 by and
                            between the Company and Pacific East Asia Cargo Airlines,
                            Inc.(3)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.18          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Aircargo, Leasing, M. Tom
                            Christopher, American International Airways, Inc., and
                            Conrad Kalitta.(2)
          10.19          -- Sublease Agreement dated as of March 1, 1993 by and
                            between Robert F. Grammer and M. Tom Christopher.(2)
          10.20          -- Transfer and Assignment of Sublease Agreement dated as of
                            October 26, 1994 by and between the Company, M. Tom
                            Christopher and Robert F. Grammer.(2)
          10.2           -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher.(2)(4)
          10.22          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.23          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.24          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996.(3)(4)
          10.25          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996.(3)(4)
          10.26          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996.(3)(4)
          10.27          -- Kitty Hawk, Inc. 401(k) Savings Plan.(2)(4)
          10.28          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher.(2)(4)
          10.29          -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth.(3)(4)
          10.30          -- Amended and Restated Employment Agreement dated as of
                            December 31, 1995 by and between the Company and Tilmon
                            J. Reeves.(3)(4)
          10.31          -- Request for written consent to expand ownership without management change dated as of October 26, 1994 granted by
                            GM.(2)
          10.32          -- Request for written consent to certain disclosures of
                            Master Agreement and contractual relationship dated as of
                            October 26, 1994 granted by GM.(2)
          10.33          -- Kavouras Customer Order Acknowledgment.(2)
          10.34          -- Kavouras Meteorological Services Agreement.(2)
          10.35          -- Computer Flight Plan and Weather Service Agreement dated as of June 11, 1992 by and between Aircargo and Jeppesen
                            DataPlan, Inc.(2)
          10.36          -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement").(3)
          10.37          -- Amendment No. 1 dated November 7, 1992 to the FEASI
                            Agreement.(3)
          10.38          -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement.(3)
          10.39          -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement.(3)
          10.40          -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement.(3)
          10.41          -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement.(3)
          10.42          -- Amendment No. 6 dated December 1996 to the FEASI
                            Agreement.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.43          -- Amended and Restated Credit Agreement, dated as of August
                            4, 1996, by and among the Company, Wells Fargo Bank
                            (Texas), National Association, and Bank One, Texas,
                            N.A.(3)
          10.44          -- Aircraft Lease (N751US) between the Company and Fleet
                            Capital Corporation ("Fleet") dated December 27, 1996.(5)
          10.45          -- Aircraft Lease Agreement between the Company and Pegasus
                            Capital Corporation dated as of November 25, 1996.(5)
          10.46          -- Aircraft Lease (N750US) between the Company and Fleet
                            dated December 27, 1996.(5)
          10.47          -- Agreement for Sale of Leasehold between the Company and
                            Robert F. Grammer dated December 6, 1996.(1)
          11.1           -- Statement of Computation of Net Income per Share.(1)
          21.1           -- Subsidiaries of the Registrant.(3)
          23.1           -- Consent of Ernst & Young LLP.(1)
          27.1           -- Financial Data Schedule.(1)

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

(5) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1996, and incorporated herein by reference.