Form 10-K/A
period 1996-12-31
KITTY HAWK INC
filed 1997-04-07
CIK 932110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     On April 4, 1997, the aggregate market price of the voting stock held by nonaffiliates of the registrant was approximately $44.0 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).



     On April 4, 1997, there were 10,451,807 outstanding shares of Common Stock, par value $0.01 per share.


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


     At April 4, 1997, the Company had approximately 1,827 holders of record and beneficial owners of the Company's Common Stock.


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


SECTION 16(a) Beneficial Ownership Reporting Compliance



     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely upon its review of the copies of such forms received by it and its knowledge that no Form 5s were required from reporting persons, the Company believes that, except as disclosed below, all such reports were submitted on a timely basis during fiscal year 1996. In April 1997, Messrs. Coonfield and Grammer, directors of the Company, each amended his Form 3 on file with the Commission to add one transaction.

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

ITEM 12.  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of April 4, 1997 (except as noted) by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all of the directors and executive officers of the Company as a group. Except as noted, all shares shown in the table below are held with sole voting and investment power, subject to community property laws.



                                                                  SHARES OWNED
                                                                  BENEFICIALLY
                                                              --------------------
                      NAME AND ADDRESS                         NUMBER      PERCENT
                      ----------------                        ---------    -------
DIRECTORS AND EXECUTIVE OFFICERS:
M. Tom Christopher(1).......................................  6,673,436     63.8%
Tilmon J. Reeves(1).........................................    234,424      2.2%
Richard R. Wadsworth(1).....................................     92,140       (2)
DIRECTORS:
Ted J. Coonfield(1).........................................        600       (2)
James R. Craig(1)...........................................          0       (2)
Robert F. Grammer(1)........................................      2,000       (2)
Lewis S. White(1)...........................................          0       (2)
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7
  PERSONS)..................................................  7,002,600     67.0%
RCM Capital Management, L.L.C.(3)...........................    616,900      5.9%
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

     (a)2. FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not applicable or are not required

     (a)3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Incorporation of the Company.(2)
           3.2           -- Bylaws of the Company.(2)
           3.3           -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company.(2)
           3.4           -- Amendment No. 1 to the Bylaws of the Company.(2)
           4.1           -- Specimen Common Stock Certificate.(3)
          10.1           -- Master Agreement for Air Charter Transportation Services
                            ("GM Agreement") dated as of June 4, 1990 by and between
                            General Motors Corp. ("GM") and the Company.(2)
          10.2           -- Addendum No. 1 to the GM Agreement dated as of August 9,
                            1990 by and between the Company and GM.(2)
          10.3           -- Addendum No. 1 to the GM Agreement dated as of June 4,
                            1991 by and between the Company and GM.(2)
          10.4           -- Addendum No. 2 to the GM Agreement dated as of October 1,
                            1990 by and between the Company and GM.(2)
          10.5           -- Addendum No. 3 to the GM Agreement dated as of November
                            5, 1990 by and between the Company and GM.(2)
          10.6           -- Addendum No. 4 to the GM Agreement dated as of December
                            3, 1990 by and between the Company and GM.(2)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.7           -- Addendum No. 5 to the GM Agreement dated as of January 7,
                            1991 by and between the Company and GM.(2)
          10.8           -- Addendum No. 6 to the GM Agreement dated as of February
                            4, 1991 by and between the Company and GM.(2)
          10.9           -- Addendum No. 7 to the GM Agreement dated as of March 4,
                            1991 by and between the Company and GM.(2)
          10.10          -- Revision to Appendices and to Master Agreement for Air
                            Charter Transportation Services dated August 13, 1992 by
                            and between the Company and GM.(2)
          10.11          -- Addendum No. 5 to the GM Agreement dated as of May 1,
                            1994 by and between the Company and GM.(2)
          10.12          -- Aircraft Charter Agreement dated as of February 9, 1994 by and between the Company and DHL Airways, Inc.(2)
          10.13          -- Agreement to Furnish Three (3) CV-600 Aircraft and Air
                            Cargo Services dated as of May 15, 1995 by and between
                            the Company and Burlington Air Express Inc.
                            ("Burlington").(3)
          10.14          -- Agreement to Furnish Five (5) B727-200 Aircraft and Air
                            Cargo Services dated as of March 1, 1996 by and between
                            the Company and Burlington.(3)
          10.15          -- Aircraft Operating Lease dated as of March 14, 1995 by
                            and between Ting Hong Oceanic Enterprises Co., Ltd.
                            ("Ting Hong") and the Company.(3)
          10.16          -- Amendment and Extension of Aircraft Operating Lease dated
                            April 24, 1996 by and between Ting Hong and the
                            Company.(3)
          10.17          -- Aircraft Operating Lease dated April 19, 1996 by and
                            between the Company and Pacific East Asia Cargo Airlines,
                            Inc.(3)
          10.18          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Aircargo, Leasing, M. Tom
                            Christopher, American International Airways, Inc., and
                            Conrad Kalitta.(2)
          10.19          -- Sublease Agreement dated as of March 1, 1993 by and
                            between Robert F. Grammer and M. Tom Christopher.(2)
          10.20          -- Transfer and Assignment of Sublease Agreement dated as of
                            October 26, 1994 by and between the Company, M. Tom
                            Christopher and Robert F. Grammer.(2)
          10.2           -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher.(2)(4)
          10.22          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.23          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig.(2)(4)
          10.24          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996.(3)(4)
          10.25          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996.(3)(4)
          10.26          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996.(3)(4)
          10.27          -- Kitty Hawk, Inc. 401(k) Savings Plan.(2)(4)
          10.28          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher.(2)(4)
          10.29          -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth.(3)(4)
          10.30          -- Amended and Restated Employment Agreement dated as of
                            December 31, 1995 by and between the Company and Tilmon
                            J. Reeves.(3)(4)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.31          -- Request for written consent to expand ownership without management change dated as of October 26, 1994 granted by
                            GM.(2)
          10.32          -- Request for written consent to certain disclosures of
                            Master Agreement and contractual relationship dated as of
                            October 26, 1994 granted by GM.(2)
          10.33          -- Kavouras Customer Order Acknowledgment.(2)
          10.34          -- Kavouras Meteorological Services Agreement.(2)
          10.35          -- Computer Flight Plan and Weather Service Agreement dated as of June 11, 1992 by and between Aircargo and Jeppesen
                            DataPlan, Inc.(2)
          10.36          -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement").(3)
          10.37          -- Amendment No. 1 dated November 7, 1992 to the FEASI
                            Agreement.(3)
          10.38          -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement.(3)
          10.39          -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement.(3)
          10.40          -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement.(3)
          10.41          -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement.(3)
          10.42          -- Amendment No. 6 dated December 1996 to the FEASI
                            Agreement.(5)
          10.43          -- Amended and Restated Credit Agreement, dated as of August
                            4, 1996, by and among the Company, Wells Fargo Bank
                            (Texas), National Association, and Bank One, Texas,
                            N.A.(3)
          10.44          -- Aircraft Lease (N751US) between the Company and Fleet
                            Capital Corporation ("Fleet") dated December 27, 1996.(5)
          10.45          -- Aircraft Lease Agreement between the Company and Pegasus
                            Capital Corporation dated as of November 25, 1996.(5)
          10.46          -- Aircraft Lease (N750US) between the Company and Fleet
                            dated December 27, 1996.(5)
          10.47          -- Agreement for Sale of Leasehold between the Company and
                            Robert F. Grammer dated December 6, 1996.(1)
          11.1           -- Statement of Computation of Net Income per Share.(1)
          21.1           -- Subsidiaries of the Registrant.(3)
          23.1           -- Consent of Ernst & Young LLP.(6)
          27.1           -- Financial Data Schedule.(1)


---------------


(1) Previously filed.


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


(6) Filed herewith.


     (b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated December 17, 1996. The Form 8-K reported a change in fiscal year end (Item 8) from August 31 to December 31.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April, 1997.


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
          10.43          -- Amended and Restated Credit Agreement, dated as of August
                            4, 1996, by and among the Company, Wells Fargo Bank
                            (Texas), National Association, and Bank One, Texas,
                            N.A.(3)
          10.44          -- Aircraft Lease (N751US) between the Company and Fleet
                            Capital Corporation ("Fleet") dated December 27, 1996.(5)
          10.45          -- Aircraft Lease Agreement between the Company and Pegasus
                            Capital Corporation dated as of November 25, 1996.(5)
          10.46          -- Aircraft Lease (N750US) between the Company and Fleet
                            dated December 27, 1996.(5)
          10.47          -- Agreement for Sale of Leasehold between the Company and
                            Robert F. Grammer dated December 6, 1996.(1)
          11.1           -- Statement of Computation of Net Income per Share.(1)
          21.1           -- Subsidiaries of the Registrant.(3)
          23.1           -- Consent of Ernst & Young LLP.(6)
          27.1           -- Financial Data Schedule.(1)


---------------


(1) Previously filed.


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


(6) Filed herewith.