Form 10-Q
period 1997-03-31
KITTY HAWK INC
filed 1997-05-14
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of May 14, 1997: 10,451,807.

                       KITTY HAWK, INC. AND SUBSIDIARIES



                                                                Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996 (Audited) ..........   3

     Condensed Consolidated Statements of Income
         Three months ended March 31, 1997 and 1996 ..............   4

     Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1997 and 1996 ..............   5

     Condensed Consolidated Statements of Stockholders' Equity
         Three months ended March 31, 1997 .......................   6

     Notes to Condensed Consolidated Financial Statements ........   7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................   9 - 14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .......................................   15

Item 2.  Changes in Securities ...................................   15

Item 3.  Defaults upon Senior Securities .........................   15

Item 4.  Submission of Matters to a Vote of Security Holders .....   15

Item 5.  Other Information .......................................   15

Item 6.  Reports on Form 8-K and Exhibits ........................   15 - 16

Signatures .......................................................   17

PART I.  FINANCIAL INFORMATION

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,      DECEMBER 31,
ASSETS                                                                   1997             1996
                                                                     -------------    -------------
                                                                      (unaudited)
Current assets
     Cash and cash equivalents ...................................   $  11,454,925    $  27,320,402
     Trade accounts receivable ...................................      19,590,973       37,828,018
     Deferred income taxes .......................................         107,564          107,564
     Inventory and aircraft supplies .............................       3,551,788        2,789,982
     Prepaid expenses and other assets ...........................       1,359,028        1,143,989
     Deposits on aircraft ........................................       4,230,410        5,438,628
                                                                     -------------    -------------
         Total current assets ....................................      40,294,688       74,628,583
                                                                     -------------    -------------

Property and equipment
     Aircraft ....................................................      65,415,329       53,140,853
     Aircraft work-in-progress ...................................       8,772,069        6,732,878
     Machinery and equipment .....................................       2,953,353        2,680,692
     Leasehold improvements ......................................       2,394,141          778,879
     Building ....................................................       1,770,000               --
     Furniture and fixtures ......................................         166,056          166,057
     Transportation equipment ....................................         294,451          289,499
                                                                     -------------    -------------
                                                                        81,765,399       63,788,858
     Less:  accumulated depreciation and amortization ............     (17,629,464)     (15,390,015)
                                                                     -------------    -------------
         Net property and equipment ..............................      64,135,935       48,398,843
                                                                     -------------    -------------

Total assets .....................................................   $ 104,430,623    $ 123,027,426
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ............................................   $   5,871,189    $   8,853,292
     Accrued expenses ............................................       6,064,324       23,668,609
     Income taxes payable ........................................         648,975        2,526,737
     Accrued maintenance reserves ................................       2,404,417        2,373,157
     Current maturities of long-term debt ........................       3,824,700        3,687,888
                                                                     -------------    -------------
         Total current liabilities ...............................      18,813,605       41,109,683

Long-term debt ...................................................      23,382,539       21,080,452
Deferred income taxes ............................................       2,544,900        2,544,900

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1 par value: Authorized shares
        --1,000,000, none issued .................................              --               --

     Common stock, $.01 par value: Authorized
        shares --25,000,000; issued and outstanding
        --10,669,517 .............................................         106,695          106,695

     Additional paid-in capital ..................................      33,951,947       33,968,700
     Retained earnings ...........................................      27,707,239       26,293,298
     Less common stock in treasury,
        217,710 shares at March 31, 1997 and December 31, 1996 ...      (2,076,302)      (2,076,302)
                                                                     -------------    -------------
         Total stockholders' equity ..............................      59,689,579       58,292,391
                                                                     -------------    -------------
Total liabilities and stockholders' equity .......................   $ 104,430,623    $ 123,027,426
                                                                     =============    =============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1997            1996
                                                     ------------    ------------
Revenues:
     Air freight carrier .........................   $ 14,887,806    $ 10,058,857
     Air logistics ...............................     13,214,661      10,195,016
                                                     ------------    ------------
         Total revenues ..........................     28,102,467      20,253,873
                                                     ------------    ------------

Costs of revenues:
     Air freight carrier .........................     10,872,952       8,255,552
     Air logistics ...............................     11,874,751       9,155,169
                                                     ------------    ------------
         Total costs of revenues .................     22,747,703      17,410,721
                                                     ------------    ------------

Gross profit .....................................      5,354,764       2,843,152

General and administrative expenses ..............      2,512,563       2,271,406
Non-qualified employee profit sharing expense ....        271,186         (90,972)
                                                     ------------    ------------

Operating income .................................      2,571,015         662,718

Other income (expense):
     Interest expense ............................       (481,325)       (519,745)
     Other, net ..................................        266,878         102,147
                                                     ------------    ------------

Income before income taxes .......................      2,356,568         245,120

Income taxes .....................................        942,627          95,637
                                                     ------------    ------------

Net income .......................................   $  1,413,941    $    149,483
                                                     ============    ============

Net income per share .............................   $       0.14    $       0.02
                                                     ============    ============

Weighted average common and common
     equivalent shares outstanding ...............     10,451,807       7,967,710
                                                     ============    ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   1997            1996
                                                               ------------    ------------
Operating activities:
   Net income ..............................................   $  1,413,941    $    149,483
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization .........................      2,239,449       1,515,157
     Changes in operating assets and liabilities:
       Trade accounts receivable ...........................     18,237,045      31,030,045
       Inventory and aircraft supplies .....................       (761,806)        290,949
       Prepaid expenses and other ..........................       (215,039)      6,009,163
       Deposits on aircraft ................................      1,208,218              --
       Accounts payable and accrued expenses ...............    (20,586,388)    (25,942,774)
       Accrued maintenance reserves ........................         31,260          69,121
       Income taxes payable ................................     (1,877,762)        124,139
                                                               ------------    ------------

Net cash provided by (used in)
       operating activities ................................       (311,082)     13,245,283

Investing activities:
   Capital expenditures ....................................    (17,976,541)    (13,161,918)
                                                               ------------    ------------

Financing activities:
   Proceeds from issuance of long-term debt ................      3,349,578       5,500,000
   Repayments of long-term debt ............................       (910,679)     (1,026,911)
   Additional costs relating to initial public offering ....        (16,753)             --
                                                               ------------    ------------

Net cash provided by financing
   activities ..............................................      2,422,146       4,473,089
                                                               ------------    ------------

Net increase (decrease) in cash and cash
   equivalents .............................................    (15,865,477)      4,556,454

Cash and cash equivalents at beginning of
   period ..................................................     27,320,402       3,355,293
                                                               ------------    ------------

Cash and cash equivalents at end of period .................   $ 11,454,925    $  7,911,747
                                                               ============    ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          ADDITIONAL
                                             NUMBER OF       COMMON         PAID-IN        RETAINED      TREASURY
                                              SHARES         STOCK          CAPITAL        EARNINGS        STOCK          TOTAL
                                           ------------   ------------   ------------    ------------   ------------   ------------
Balance at December 31, 1996 ...........     10,669,517   $    106,695   $ 33,968,700    $ 26,293,298   $ (2,076,302)  $ 58,292,391

Additional costs relating to initial ...             --             --        (16,753)             --             --        (16,753)
public offering

Net income .............................             --             --             --       1,413,941             --      1,413,941
                                           ------------   ------------   ------------    ------------   ------------   ------------

Balance at March 31, 1997 ..............     10,669,517   $    106,695   $ 33,951,947    $ 27,707,239   $ (2,076,302)  $ 59,689,579
                                           ============   ============   ============    ============   ============   ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 7, 1997, are unaudited (except for the December 31, 1996 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K/A), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares for the three month period ended March 31, 1996.

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

         The U.S. Postal Service ("USPS") selected the Company's air freight carrier in September 1992 as the successful bidder on a contract for a multi-city network of air transportation services supporting the USPS Express Mail system. Two unsuccessful bidders sued the USPS to enjoin the award. The Company intervened. This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the USPS terminated the Company's contract for convenience and awarded the contract to the incumbent contractor, Emery Worldwide Airlines, Inc. ("Emery").

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

4.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Because of the shares considered outstanding related to SAB No. 83, the Company has not yet determined what the impact of statement 128 will be on the calculation of fully diluted earnings per share.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

         Revenues. The Company's revenues are derived from two related businesses: (i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contract and on-demand charters flown with Company aircraft. Air logistics revenues are derived substantially from on-demand air freight charters arranged by Kitty Hawk for its customers utilizing the flight services of third-party air freight carriers. For those on-demand charters that are arranged by the Company and flown by its air freight carrier, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues.

         General Motors Corporation ("GM"), the USPS and Burlington Air Express, Inc. have each accounted for more than 10% of the Company's revenues for the last fiscal year.

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

RESULTS OF OPERATIONS

         The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                        Three months ended March 31,
                                        1997                 1996
                                 -----------------    -----------------
Air freight carrier:
         Revenues ............   $14,888     100.0%   $10,059     100.0%
         Costs of revenues ...    10,873      73.0      8,256      82.1
                                 =======   =======    =======     =====
         Gross profit ........   $ 4,015      27.0%   $ 1,803      17.9%
                                 =======   =======    =======     =====

Air logistics:
         Revenues ............   $13,215     100.0%   $10,195     100.0%
         Costs of revenues ...    11,875      89.9      9,155      89.8
                                 =======   =======    =======     =====
         Gross profit ........   $ 1,340      10.1%   $ 1,040      10.2%
                                 =======   =======    =======     =====


         The following table presents, for the periods indicated, condensed consolidated income statement data expressed as a percentage of total revenues:


                                                     Three months ended March 31,
                                                           1997      1996
                                                           -----     -----
Revenues:
     Air freight carrier .............................      53.0%     49.7%
     Air logistics ...................................      47.0      50.3
                                                           -----     -----
         Total revenues ..............................     100.0     100.0
Total costs of revenues ..............................      80.9      86.0
                                                           -----     -----
Gross profit .........................................      19.1      14.0
     General and administrative expenses .............       8.9      11.2
     Non-qualified employee profit sharing expense ...       1.0      (0.5)
                                                           -----     -----
Operating income .....................................       9.2       3.3
     Interest expense ................................      (1.7)     (2.6)
     Other income ....................................       0.9       0.5
                                                           -----     -----
Income before income taxes ...........................       8.4       1.2
Income taxes .........................................       3.4        .5
                                                           =====     =====
Net income ...........................................       5.0%       .7%
                                                           =====     =====

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

           Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $2.8 million and $11.5 million, or 18.9% and 77.6%, respectively, of total air freight carrier revenues for the quarter ended March 31, 1997, as compared to $3.0 million and $6.6 million, or 30.0% and 66.0%, respectively, for the quarter ended March 31, 1996. ACMI contract charter revenues for the quarter ended March 31, 1997 increased 73.9% over quarter ended March 31, 1996, primarily as the result of additional Boeing 727-200 ACMI contract charters. Revenues from on-demand charters flown by Company aircraft for the quarter ended March 31, 1997 decreased 6.8% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI contract charters. For the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

           Revenues -- Air Logistics. Air logistics revenues increased $3.0 million, or 29.6%, to $13.2 million in the quarter ended March 31, 1997, from $10.2 million in the quarter ended March 31, 1996. This increase was primarily due to increased demand for on-demand charters generally and specifically for charters which require larger aircraft generating greater revenues. For the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, prices for the Company's air logistics services remained relatively constant.

           Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $2.6 million or 31.7% to $10.9 million in the quarter ended March 31, 1997, from $8.3 million in the quarter ended March 31, 1996, reflecting increased costs associated with increased fleet size and ACMI contract charters. The gross profit margin from the air freight carrier increased to 27.0% in the quarter ended March 31, 1997, from 17.9% in the quarter ended March 31, 1996. The increase was primarily the result of reduced maintenance costs and air freight carrier operating costs decreasing as a percentage of air freight carrier revenues.

           As reported to the FAA, overall aircraft utilization increased to 5,832 flight hours for the quarter ended March 31, 1997, from 4,275 in the quarter ended March 31, 1996, a 36.4% increase. This increase was primarily due to increased hours flown for ACMI contract charters.

           Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $2.7 million, or 29.7%, to $11.9 million in the quarter ended March 31, 1997, from $9.2 million in the quarter ended March 31, 1996, reflecting an increased volume of business. The gross profit margin from air logistics remained relatively constant at 10.1% in the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996.

           General and Administrative Expenses. General and administrative expenses increased $241,000, or 10.6%, to $2.5 million in the quarter ended March 31, 1997, from 2.3 million in the quarter ended March 31, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended March 31, 1997. As a percentage of total revenues, general and administrative expenses decreased to 8.9% in the quarter ended March 31, 1997, from 11.2% in the quarter ended March 31, 1996.

           Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $362,000, to $271,000 in the quarter ended March 31, 1997, from ($91,000) in the quarter ended March 31, 1996, reflecting the increase of net income before taxes in the quarter ended March 31, 1997.

           Operating Income. As a result of the above, operating income increased $1.9 million, or 288%, to $2.6 million in the quarter ended March 31, 1997, from $663,000 in the quarter ended March 31, 1996. Operating income margin increased to 9.2% in the quarter ended March 31, 1997, from 3.3% in the quarter ended March 31, 1996.

           Interest Expense. Interest expense decreased to $481,000 for the quarter ended March 31, 1997, from $520,000 for the quarter ended March 31, 1996, a 7.4% decrease. The decrease was primarily the result of the reduction of outstanding long-term debt balances used to finance aircraft acquisitions.

           Other Income (Expense). Other income increased to $267,000 in the quarter ended March 31, 1997, from $102,000 in the comparable prior year period. The increase was primarily due to increased interest income in the quarter ended March 31, 1997, from the investment of proceeds from the Company's initial public offering.

           Income Taxes. Income taxes as a percentage of income before income taxes increased to 40% for the quarter ended March 31, 1997, from 39% for the comparable prior year period. The increase was primarily due to increased state income taxes.

           Net Income. As a result of the above, net income increased to $1.4 million in the quarter ended March 31, 1997, compared to $149,000 in the quarter ended March 31, 1996. Net income as a percentage of total revenues increased to 5.0% in the quarter ended March 31, 1997, from 0.7% in the comparable prior year period.

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

           Cash used by operating activities was $311,000 and cash provided by operating activities was $13.2 million in the quarters ended March 31, 1997 and 1996, respectively. At the end of the quarters ended March 31, 1997 and 1996, the Company had working capital of $21.5 million and $4.9 million, respectively.

           On August 14, 1996, Kitty Hawk entered into a Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), an approximately $12.7 million Term Loans A Facility (the "Term Loans A"), an approximately $11.2 million Term Loans B Facility (the "Term Loans B"), and a $10 million Term Loans C Facility (the "Term Loans C") (collectively, the "Commitments"). As of May 14, 1997, approximately $3.5 million was outstanding under the Revolving Credit Facility, approximately $11.2 million was outstanding under Term Loans A, approximately $10.3 million was outstanding under Term Loans B, and $3.2 was outstanding under the Term Loans C. Borrowings under these Commitments bear interest at WFB's prime rate or, at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk.

           Under the Credit Agreement, $10 million of proceeds of the Revolving Credit Facility are restricted to use from time to time for interim financing of up to $6.5 million per aircraft for aircraft acquisitions by the Company; the remaining $5 million of the Revolving Credit Facility may be used for general corporate purposes, including interim financing for acquired aircraft that exceeds the limits that apply to the restricted portion. Term Loans C must be used to finance the purchase of one DC9-15F hushkit and up to seven major maintenance checks for jet aircraft.

           The Revolving Credit Facility expires on December 31, 1998. Any advance under the portion of the Revolving Credit Facility that is restricted to interim financing for aircraft acquisition must repaid in full within 150 days of first advance for the acquired aircraft. All advances under the Commitment for Term Loans C must be made by April 29, 1998. The Term Loans A mature on March 31, 2002 and the Term Loans B and C mature on March 31, 2003. The Commitments are cross-collateralized and are secured by certain aircraft owned by the Company, all aircraft acquired with advances under the restricted portion of the Revolving Credit Facility while those advances are outstanding, certain leases of aircraft and engines, accounts, chattel paper, general intangibles and other personal property.

           In addition, the Company has a loan with 1st Source Bank. As of May 14, 1997, the outstanding balance of this loan was approximately $900,000. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. The 1st Source loan contains certain aircraft maintenance covenants and provides that a change in the Company's business is an event of default upon which 1st Source may declare all or any part of the remaining unpaid principal due and payable.

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

           Capital expenditures were $18.0 million and $13.2 million for the quarters ended March 31, 1997 and 1996, respectively. Capital expenditures for the quarter ended March 31, 1997 were primarily for the purchase of: (i) two Boeing 727-200 aircraft, (ii) cargo and noise abatement modifications for one Boeing 727-200 aircraft, (iii) noise abatement equipment with respect to one DC9-15F aircraft, (iv) two used JT8D-7 jet engines, (v) leasehold improvements to Boeing 727-200 aircraft, (vi) the lease of its 40,000 square foot headquarters facility, and (vii) major maintenance checks. Capital expenditures for the quarter ended March 31, 1996 were primarily for the purchase of: (i) two Boeing 727-200 aircraft and (ii) cargo and noise abatement modifications for two Boeing 727-200 aircraft.

           In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $29.4 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. As of May 14, 1997, the Company has purchased (i) one Boeing 727-200 freighter aircraft for $4.4 million, (ii) one Boeing 727-200 aircraft for $2.3 million which is being modified to cargo configuration for an additional cost of approximately $3.1 million (including approximately $1.8 million for noise abatement equipment), (iii) one Boeing 727-200 aircraft for $3.5 million which is being modified to cargo configuration for an additional cost of approximately $5.0 million (including noise abatement equipment for approximately $2.5 million), and (iv) one Boeing 727-200 aircraft for $3.5 million which is expected to be placed into revenue service as a leased passenger aircraft until its next major maintenance check (approximately 3,000 flight hours) at which time the Company currently anticipates modifying the aircraft to cargo configuration for an additional cost of approximately $5.0 million (including $2.5 million for noise abatement equipment). As of May 14, 1997, the Company has used approximately $20.9 million of the net proceeds of the initial public offering to fund these expenses.

           In December 1996, the Company amended its agreement with the supplier of noise abatement equipment to increase the number of hushkits it has firmly committed to purchase and to establish fixed prices. In connection with this new agreement, the Company paid the vendor an additional $350,000 in deposits on seven (7) future, firm orders valued between $13 and 17.5 million, depending on type selected. In fiscal year 1997, the Company anticipates an aggregate capital expenditure of $4.3 million for noise abatement modifications, which the Company believes represents the total capital expenditures that would currently be necessary to comply with the requirements of existing applicable environmental regulations for such fiscal year. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $9.0 million to $11.0 million for noise abatement modifications to aircraft currently owned or proposed to be purchased. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditures for noise abatement modifications in fiscal year 1998 could materially increase.

           The Company's revenue fleet is comprised of 24 owned and 3 leased aircraft, which includes 15 Boeing 727-200 aircraft manufactured between 1969 and 1978, 5 Douglas DC9-15F aircraft manufactured during 1967 and 1968, and 7 turbo-prop Convairs manufactured between 1948 and 1957. Of the Company's revenue fleet of 27 aircraft, the Company operates 24 aircraft in active revenue service, is in the process of converting two Boeing 727-200 aircraft to cargo configuration, and anticipates converting an additional Boeing 727-200 aircraft to cargo configuration in 1998. These aircraft do not include the Company's undivided one-third interest in four Falcon 20 jet aircraft leased to a third-party operator. Manufacturers' Service Bulletins ("Service Bulletins") and FAA Airworthiness Directives ("Directives") issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

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

           The Company historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks. Two Convairs have been retired since December 31, 1996.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Recently, the Company became aware of strikes by auto workers at certain GM assembly plants. While the Company is unable currently to predict the effects of such strikes on the Company, they could reduce production at or shut down certain GM assembly plants for unpredictable periods of time, which could have a material adverse effect on the Company's revenues and profitability.

ITEM 6.    REPORTS ON FORM 8-K AND EXHIBITS

           (a) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1997.


                                    KITTY HAWK, INC.

                                    By: /s/ RICHARD R. WADSWORTH
                                        --------------------------------------
                                        Richard R. Wadsworth
                                        Senior Vice President -- Finance,
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