Form 10-Q
period 1997-06-30
KITTY HAWK INC
filed 1997-08-14
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of August 14, 1997: 10,451,807.

                       KITTY HAWK, INC. AND SUBSIDIARIES


                                                                  Page Number

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets
       June 30, 1997 and December 31, 1996 .........................  3

    Condensed Consolidated Statements of Operations
       Three months ended June 30, 1997 and 1996, and
       Six months ended June 30, 1997 and 1996 .....................  4

    Condensed Consolidated Statements of Stockholders' Equity
       Six months ended June 30, 1997 ..............................  5

    Condensed Consolidated Statements of Cash Flows
       Six months ended June 30, 1997 and 1996 .....................  6

    Notes to Condensed Consolidated Financial Statements ...........  7 - 9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................  10 - 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................  17

Item 2. Changes in Securities ......................................  17

Item 3. Defaults upon Senior Securities ............................  17

Item 4. Submission of Matters to a Vote of Security Holders ........  17

Item 5. Other Information ..........................................  17

Item 6. Reports on Form 8-K and Exhibits ...........................  17- 18

Signatures .........................................................  19

PART 1.  FINANCIAL INFORMATION

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,      DECEMBER 31,
ASSETS                                                       1997            1996
                                                         ------------   -------------
                                                         (unaudited)
Current assets
 Cash and cash equivalents............................   $  8,952,142    $ 27,320,402
 Trade accounts receivable............................     15,122,410      37,828,018
 Deferred income taxes................................        107,564         107,564
 Inventory and aircraft supplies......................      4,434,467       2,789,982
 Prepaid expenses and other assets....................      1,422,498       1,143,989
 Deposits on aircraft.................................      3,835,909       5,438,628
                                                         ------------    ------------
    Total current assets..............................     33,874,990      74,628,583
                                                         ------------    ------------
Property and equipment
 Aircraft.............................................     72,352,742      53,140,853
 Aircraft work-in-progress............................     22,508,984       6,732,878
 Machinery and equipment..............................      3,118,992       2,680,692
 Leasehold improvements...............................      3,061,731         778,879
 Building.............................................      1,798,119              --
 Furniture and fixtures...............................        166,057         166,057
 Transportation equipment.............................        325,764         289,499
                                                         ------------    ------------
                                                          103,332,389      63,788,858
 Less:  accumulated depreciation and amortization.....    (19,849,788)    (15,390,015)
   Net property and equipment.........................     83,482,601      48,398,843
                                                         ------------    ------------
Total assets..........................................   $117,357,591    $123,027,426
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable.....................................   $  5,986,169    $  8,853,292
 Accrued expenses.....................................      8,850,700      23,668,609
 Income taxes payable.................................      1,077,057       2,526,737
 Accrued maintenance reserves.........................      2,598,562       2,373,157
 Current maturities of long-term debt.................      4,774,363       3,687,888
                                                         ------------    ------------
   Total current liabilities..........................     23,286,851      41,109,683
Long-term debt........................................     29,277,295      21,080,452
Deferred income taxes.................................      2,544,900       2,544,900

Commitments and contingencies

Stockholders' equity
 Preferred stock, $1 par value:  Authorized shares
  --1,000,000; none issued............................             --              --

 Common stock, $.01 par value:  Authorized
  shares --25,000,000; issued and outstanding
  --10,669,517........................................        106,695         106,695

 Additional paid-in capital...........................     33,949,825      33,968,700
 Retained earnings....................................     30,268,327      26,293,298
 Less common stock in treasury,
  217,710 shares......................................     (2,076,302)     (2,076,302)
                                                         ------------    ------------
   Total stockholders' equity.........................     62,248,545      58,292,391
                                                         ------------    ------------
Total liabilities and stockholders' equity............   $117,357,591    $123,027,426
                                                         ============    ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      1997          1996          1997          1996
                                                  ------------  ------------  ------------  -------------
Revenues:
 Air freight carrier............................  $18,349,228   $15,225,859   $33,237,034    $25,274,245
 Air logistics..................................   14,016,829    16,815,363    27,231,490     27,010,379
                                                  -----------   -----------   -----------   ------------
  Total revenues................................   32,366,057    32,041,222    60,468,524     52,284,624
                                                  -----------   -----------   -----------   ------------
Costs of revenues:
 Air freight carrier............................   11,970,913    12,084,665    22,843,865     20,340,217
 Air logistics..................................   12,944,248    15,112,762    24,818,999     24,267,931
                                                  -----------   -----------   -----------   ------------
  Total costs of revenues.......................   24,915,161    27,197,427    47,662,864     44,608,148
                                                  -----------   -----------   -----------   ------------
Gross profit....................................    7,450,896     4,843,795    12,805,660      7,676,476
General and administrative expenses.............    2,371,761     2,300,605     4,884,325      4,572,011
Non-qualified employee profit sharing expense...      400,571        58,194       671,757        (32,778)
Stock option grants to executives...............           --     4,232,204            --      4,232,204
                                                  -----------   -----------   -----------   ------------
Operating income (loss).........................    4,678,564    (1,747,208)    7,249,578     (1,094,961)
Other income (expense):
 Interest expense...............................     (568,057)     (503,533)   (1,049,382)    (1,023,278)
 Other, net.....................................      157,974        35,533       424,853        137,680
                                                  -----------   -----------   -----------   ------------
Income (loss) before income taxes...............    4,268,481    (2,215,208)    6,625,049     (1,980,559)
Income taxes....................................    1,707,393      (926,879)    2,650,020       (831,242)
                                                  -----------   -----------   -----------   ------------
Net income (loss)...............................  $ 2,561,088   $(1,288,329)  $ 3,975,029    $(1,149,317)
                                                  ===========   ===========   ===========   ============
Net income (loss) per share.....................  $      0.25   $     (0.16)  $      0.38    $     (0.14)
                                                  ===========   ===========   ===========   ============
Weighted average common and common
 equivalent shares outstanding..................   10,451,807     7,967,710    10,451,807      7,967,710
                                                  ===========   ===========   ===========   ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                           ADDITIONAL
                                     NUMBER OF    COMMON    PAID-IN      RETAINED      TREASURY
                                      SHARES      STOCK     CAPITAL      EARNINGS       STOCK         TOTAL
                                    ----------  ---------  -----------  -----------  ------------  -----------
Balance at December 31, 1996.....   10,669,517  $ 106,695  $33,968,700  $26,293,298  $(2,076,302)  $58,292,391

Additional costs relating to
initial public offering..........           --         --      (18,875)          --            --      (18,875)

Net income.......................           --         --           --    3,975,029            --    3,975,029
                                    ----------  ---------  -----------  -----------  ------------  -----------
Balance at June 30, 1997.........   10,669,517  $ 106,695  $33,949,825  $30,268,327  $ (2,076,302) $62,248,545
                                    ==========  =========  ===========  ===========  ============  ===========



                            See accompanying notes.

                      KITTY HAWK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      ----------------------------
                                                          1997           1996
                                                      ------------   -------------
Operating activities:
 Net income (loss).................................   $ 3,975,029    $ (1,149,317)
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization...................     4,459,773       3,616,752
   Deferred income taxes...........................            --         (43,658)
   Stock option grants to executives...............            --       4,230,954
   Changes in operating assets and liabilities:
    Trade accounts receivable......................    22,705,608      21,617,441
    Inventory and aircraft supplies................    (1,644,485)        307,547
    Prepaid expenses and other assets..............      (278,509)      5,256,173
    Deposits on aircraft...........................     1,602,719              --
    Accounts payable and accrued expenses..........   (17,685,032)    (17,008,776)
    Income taxes payable...........................    (1,449,680)     (2,614,105)
    Accrued maintenance reserves...................       225,405        (466,694)
                                                      -----------    ------------

Net cash provided by operating activities..........    11,910,828      13,746,317

Investing activities:
 Capital expenditures..............................   (39,543,531)    (17,007,546)

Financing activities:
 Proceeds from issuance of long-term debt..........    11,112,999       5,525,018
 Repayments of long-term debt......................    (1,829,681)     (1,618,350)
 Additional costs relating to initial public
  offering.........................................       (18,875)
 Proceeds from issuance of common stock............            --           4,430
                                                      -----------    ------------
Net cash provided by financing activities..........     9,264,443       3,911,098
                                                      -----------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................   (18,368,260)        649,869

Cash and cash equivalents at beginning of
  period...........................................    27,320,402       3,355,293
                                                      -----------    ------------

Cash and cash equivalents at end of period.........   $ 8,952,142    $  4,005,162
                                                      ===========    ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Transition Report on Form 10-K/A filed with the Securities and Exchange Commission for the four month period ended December 31, 1996, are unaudited (except for the December 31, 1996 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K/A), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares for the three month and six month periods ended June 30, 1996.

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

     In February 1995, a jury awarded the Company $25,000 in damages plus its attorneys' fees and denied Express One's counterclaims. The court entered judgment in favor of the Company for $25,000 in damages, for $148,115 in attorney's fees through trial and for additional attorneys fees if Express One appeals. Before expiration of the time for appeal, Express One filed a petition under Chapter 11 of the U.S. Bankruptcy Code. There is a dispute about whether Express One has preserved a right to appeal and whether the judgment has become final. Therefore, the judgment awarded to the Company has not been recorded in the financial statements. The Company does not et tht the outcome of this matter to have a material adverse effect on the Company's financial condition or results of operations.

     The U.S. Postal Service ("USPS") selected the Company's air freight carrier in September 1992 as the successful bidder on a contract for a multi-city network of air transportation services supporting the USPS Express Mail system. Two unsuccessful bidders sued the USPS to enjoin the award. The Company intervened.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the USPS terminated the Company's contract for convenience and awarded the contract to the incumbent contractor, Emery Worldwide Airlines, Inc. ("Emery").

     In March 1995, the Company was served with a complaint in a qui tam lawsuit filed on behalf of the U.S. Government by a third-party plaintiff seeking to share a recovery under the Federal False Claims Act (the "Act").
The suit, filed in May 1994, was filed under seal in accordance with the Act, to enable the U.S. Government to review the claim before its disclosure to the defendants. The U.S. Government declined to pursue the claim, but the third-party plaintiff chose to continue. The suit claimed that the Company and another defendant fraudulently failed to disclose to the USPS, both in the Company's successful bid and in the settlement of the ANET litigation, that certain of the aircraft the Company proposed to purchase and use to perform the contract were aging aircraft with high use, and claimed that the Company and Emery similarly fraudulently conspired in connection with the settlement of the ANET litigation. The suit sought to recover treble the $10 million settlement payment made by the USPS in settling the ANET litigation, plus the third party plaintiff's costs and fees. In May 1996, the court dismissed the suit and awarded the Company its attorneys' fees and costs. The plaintiff has asked the court to reconsider its ruling. The Company does not expect the outcome of this matter to have a material adverse effect on the Company's financial condition or results of operations.

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Early adoption of the new standard is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Because the application of SAB No. 83, in calculation of per share amounts under FAS 128 is presently uncertain, the Company is unable to determine the effect of this new standard on per share amounts prior to 1997. The effect on 1997 per share amounts is not expected to be material.

5.   SUBSEQUENT EVENTS

     On August 1, 1997 the Company announced that it had reached an agreement (the "727 Purchase Agreement") with American International Airways, Inc.
("AIA") and certain of its affiliates to purchase sixteen Boeing 727-200 aircraft, fifteen of which are in freighter configuration, for approximately $51 million. The purchase of these aircraft is subject to financing, other customary closing conditions, and receipt of certain regulatory approvals. If the purchase closes, the Company will perform AIA's ACMI contracts under which some of the aircraft are now operating.

     In addition, the Company, Conrad Kalitta ("Kalitta"), AIA and Kalitta Flying Services, Inc. ("KFS") have entered into a non-binding letter of intent (the "Letter of Intent") relating to the proposed acquisition of AIA, KFS, Flight One Logistics, Inc., OK Turbines, Inc. and American Internation
Travel, Inc. (collectively, the "Kalitta Companies") with the Company. It is anticipated that under a proposed combination, Kalitta, the sole stockholder of the Kalitta Companies, would receive both cash and Kitty Hawk common stock, and that after closing, Kalitta would be a significant stockholder of the combined companies and would maintain a significant management role. Any combination would be conditioned on negotiation and execution of a mutually satisfactory definitive agreement, obtaining of financing by the Company, satisfaction of customary closing conditions, and receipt of certain regulatory approvals. It

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


is anticipated that the management and operations of the Kalitta Companies, including operations of American International Freight and American International Cargo, would continue without material change before and after closing of a combination.

     The 727 Purchase Agreement contains short-term put/call options terminating no later than March 31, 1998, under which AIA could repurchase thirteen of the aircraft under certain conditions if a combination does not occur.

     AIA, KFS and Kalitta have also agreed under the 727 Purchase Agreement that until March 31, 1998 none of them, except as contemplated under the Letter of Intent, will solicit, discuss, negotiate or agree to the sale of any stock or other equity interest in any of the Kalitta Companies, the merger, consolidation, share exchange, or other combination involving any of the Kalitta Companies, or the sale or disposition of any of the business or principal segments of any of the Kalitta Companies other than in the normal course of business.

     Wells Fargo Bank (Texas), National Association ("WFB"), as Agent under the existing Amended and Restated Credit Agreement dated as of August 14, 1996, as amended (the "Agreement"), has issued a commitment for financing a portion of the Company's acquisition of the sixteen 727 aircraft. The Facility of $45.9 million bears interest at a Eurodollar rate plus 1.5% to 2.0% based upon a Debt-to-Cash Flow ratio of Kitty Hawk plus an additional 1.0% beginning in 1999 and 1.5% beginning in 2000, with maturity on June 30, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview

     Revenues.  The Company's revenues are derived from two related businesses:
(i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contracts and on-demand charters flown with Company aircraft. Air logistics revenues are derived substantially from on-demand air freight charters arranged by Kitty Hawk for its customers utilizing the flight services of third-party air freight carriers. For those on-demand charters that are arranged by the Company and flown by its air freight carrier, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues. General Motors Corporation ("GM"), the USPS and Burlington Air Express, Inc. have each accounted for more than 10% of the Company's revenues for the last fiscal year.

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

     The FAA has reevaluated the engineering analysis which supported the grant of the Boeing 727-200 cargo modification supplemental type certificates
("STCs") and has tentatively determined that the STC design features do not meet FAA certification criteria in several respects. The FAA has issued a proposed Airworthiness Directive ("AD") to address one of the first of the FAA's concerns with the STC design features - the structural strength of the aircraft floor structure. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:


                           Three months ended June 30,
                       ---------------------------------
                            1997              1996
                       ----------------  ---------------
Air freight carrier:
 Revenues............  $18,349   100.0%  $15,226  100.0%
 Costs of revenues...   11,971    65.2    12,085   79.4
                       -------  ------   -------  -----
 Gross profit........  $ 6,378    34.8%  $ 3,141   20.6%
                       =======  ======   =======  =====
Air logistics:
 Revenues............  $14,017   100.0%  $16,815  100.0%
 Costs of revenues...   12,944    92.3    15,113   89.9
                       -------  ------   -------  -----
 Gross profit........  $ 1,073     7.7%  $ 1,702   10.1%
                       =======  ======   =======  =====
                           Six months ended June 30,
                       --------------------------------
                            1997            1996
                       ---------------  --------------
Air freight carrier:
 Revenues............  $33,237   100.0%  $25,274  100.0%
 Costs of revenues...   22,844    68.7    20,340   80.5
                       -------  ------   -------  -----
 Gross profit........  $10,393   31.3%   $ 4,934   19.5%
                       =======  =====    =======  =====
Air logistics:
 Revenues............  $27,231   100.0%  $27,010  100.0%
 Costs of revenues...   24,819    91.1    24,268   89.8
                       -------  ------   -------  -----
 Gross profit........  $ 2,412     8.9%  $ 2,742   10.2%
                       =======  ======   =======  =====

     The following table presents, for the periods indicated, condensed consolidated income statement data expressed as a percentage of total revenues:


                                               Three months ended   Six months ended
                                                   June 30,            June 30,
                                               ------------------   ----------------
                                                1997       1996      1997     1996
                                               ------     -------   ------   -------
Revenues:
 Air freight carrier.........................   56.7%      47.5%     55.0%    48.3%
 Air logistics...............................   43.3       52.5      45.0     51.7
                                               -----      -----     -----    -----
  Total revenues.............................  100.0      100.0     100.0    100.0
Total costs of revenues......................   77.0       84.9      78.8     85.3
                                               -----      -----     -----    -----
Gross profit.................................   23.0       15.1      21.2     14.7
General and administrative expenses..........    7.3        7.2       8.1      8.8
Non-qualified employee profit sharing expense    1.2        0.2       1.1     (0.1)
Stock option grants to executives............     --       13.2        --      8.1
                                               -----      -----     -----    -----
Operating income.............................   14.5       (5.5)     12.0     (2.1)
Interest expense.............................   (1.8)      (1.5)     (1.7)    (2.0)
Other income.................................    0.5        0.1       0.7      0.3
                                               -----      -----     -----    -----
Income before income taxes...................   13.2       (6.9)     11.0     (3.8)
Income taxes.................................    5.3       (2.9)      4.4     (1.6)
                                               -----      -----     -----    -----
Net income (loss)............................    7.9%      (4.0)%     6.6%    (2.2)%
                                               =====      =====     =====    =====

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $4.6 million and $13.4 million, or 25.3% and 73.1%, respectively, of total air freight carrier revenues for the quarter ended June 30, 1997, as compared to $7.2 million and $7.6 million, or 47.2% and 50.2%, respectively, for the quarter ended June 30, 1996. ACMI contract charter revenues for the quarter ended June 30, 1997 increased 75.6% over quarter ended June 30, 1996, primarily as the result of adding Boeing 727-200 aircraft and therefore, additional ACMI contract charters flown. Revenues from on-demand charters flown by Company aircraft for the quarter ended June 30, 1997 decreased 35.4% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI contract charter service. For the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues decreased $2.8 million, or 16.6%, to $14.0 million in the quarter ended June 30, 1997, from $16.8 million in the quarter ended June 30, 1996. This decrease was primarily due to decreased demand for on-demand charters from the automobile industry resulting from labor disruptions. For the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues decreased $114,000 or 0.9% to $12.0 million in the quarter ended June 30, 1997, from $12.1 million in the quarter ended June 30, 1996. This decrease was primarily due to reduced depreciation costs resulting from the sale of four JT8D-9A engines that were partially offset by costs associated with increased fleet size and additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 34.8% in the quarter ended June 30, 1997, from 20.6% in the quarter ended June 30, 1996. The increase was primarily the result of decreased costs of revenues and greater operational efficiencies associated with increased fleet size.

     As reported to the FAA, overall aircraft utilization increased to 7,560 flight hours for the quarter ended June 30, 1997, from 5,754 in the quarter ended June 30, 1996, a 31.4% increase. This increase was primarily due to increased hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $2.2 million, or 14.3%, to $12.9 million in the quarter ended June 30, 1997, from $15.1 million in the quarter ended June 30, 1996, reflecting a decreased volume of business. The gross profit margin from air logistics decreased to 7.7% in the three months ended June 30, 1997, from 10.1% in the comparable prior year period, a decrease of 23.8%. This decrease was primarily due to increased rates paid to third party air freight carriers.

     General and Administrative Expenses. General and administrative expenses increased $71,000, or 3.1%, to $2.4 million in the quarter ended June 30, 1997, from $2.3 million in the quarter ended June 30, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended June 30, 1997. As a percentage of total revenues, general and administrative expenses remained relatively constant at 7.3% in the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $342,000, to $401,000 in the quarter ended June 30, 1997, from $58,000 in the quarter ended June 30, 1996, reflecting the increase of income before income taxes in the quarter ended June 30, 1997.

     Operating Income. As a result of the above, operating income increased $6.4 million to $4.7 million in the quarter ended June 30, 1997, from ($1.7) million in the quarter ended June 30, 1996. Operating income margin increased to 14.5% in the quarter ended June 30, 1997, from (5.5%) in the quarter ended June 30, 1996.

     Interest Expense. Interest expense increased to $568,000 for the quarter ended June 30, 1997, from $504,000 for the quarter ended June 30, 1996, a 12.8% increase. The increase was primarily the result of the addition of long-term debt used to finance aircraft acquisitions.

     Other Income (Expense). Other income increased to $158,000 in the quarter ended June 30, 1997, from

$36,000 in the comparable prior year period. The increase was primarily due to increased interest income in the quarter ended June 30, 1997, from the investment of proceeds from the Company's initial public offering.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40% for the quarter ended June 30, 1997, from 41.8% for the comparable prior year period. The increase was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income increased to $2.6 million in the quarter ended June 30, 1997, compared to a net loss of ($1.3) million in the quarter ended June 30, 1996. Net income as a percentage of total revenues increased to 7.9% in the quarter ended June 30, 1997, from (4.0%) in the comparable prior year period.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues -- Air Freight Carrier. Air freight carrier on-demand and ACMI contract charter revenues were $7.5 million and $25.0 million, or 22.4% and 75.1%, respectively, of total air freight carrier revenues for the six months ended June 30, 1997, as compared to $10.2 million and $14.3 million, or 40.3% and 56.5%, respectively, for the six months ended June 30, 1996. ACMI contract charter revenues for the six months ended June 30, 1997 increased 74.8% over six months ended June 30, 1996, primarily as the result of adding Boeing 727-200 aircraft and therefore, additional ACMI contract charters flown. Revenues from on-demand charters flown by Company aircraft for the six months ended June 30, 1997 decreased 26.9% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI contract charter service. For the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues increased $221,000, or 0.8%, to $27.2 million in the six months ended June 30, 1997, from $27.0 million in the six months ended June 30, 1996. This increase was primarily due to increased demand in the first three months of the period for on-demand charters generally and specifically for charters that require larger aircraft which generate greater revenues. For the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $2.5 million or 12.3% to $22.8 million in the six months ended June 30, 1997, from $20.3 million in the six months ended June 30, 1996, reflecting increased costs associated with increased fleet size and additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 31.3% in the six months ended June 30, 1997, from 19.5% in the six months ended June 30, 1996. This increase was primarily the result of reduced maintenance costs resulting from operational efficiencies associated with increased fleet size and reduced depreciation costs resulting from the sale of four JT8D-9A engines.

     As reported to the FAA, overall aircraft utilization increased to 13,461 flight hours for the six months ended June 30, 1997, from 10,029 in the six months ended June 30, 1996, a 34.2% increase. This increase was primarily due to increased hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $551,000, or 2.3%, to $24.8 million in the six months ended June 30, 1997, from $24.3 million in the six months ended June 30, 1996, reflecting an increased volume of business. The gross profit margin from air logistics decreased to 8.9% in the six months ended June 30, 1997, from 10.2% in the comparable prior year period, a decrease of 12.7%. This decrease was primarily due to increased rates paid to third party air freight carriers.

     General and Administrative Expenses. General and administrative expenses increased $312,000, or 6.8%, to $4.9 million in the six months ended June 30, 1997, from $4.6 million in the six months ended June 30, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the six months ended June 30, 1997. As a percentage of total revenues, general and administrative expenses decreased to 8.1% in the six months ended June 30, 1997, from 8.8% in the six months ended June 30, 1996.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $705,000, to

$672,000 in the six months ended June 30, 1997, from ($33,000) in the six months ended June 30, 1996, reflecting the increase of net income before taxes in the six months ended June 30, 1997.

     Stock Option Grants to Executives. During the six month period ended June 30, 1996, the Company granted two executive officers options to purchase 544,274 shares of Common Stock that resulted in a charge to earnings of approximately $4,232,000.

     Operating Income. As a result of the above, operating income increased $8.3 million to $7.2 million in the six months ended June 30, 1997, from an operating loss of ($1.1) million in the six months ended June 30, 1996. Operating income margin increased to 12.2% in the six months ended June 30, 1997, from (2.1%) in the six months ended June 30, 1996.

     Interest Expense. Interest expense remained relatively constant at $1.0 million for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996.

     Other Income (Expense). Other income increased to $425,000 in the six months ended June 30, 1997, from $138,000 in the comparable prior year period. The increase was primarily due to increased interest income in the six months ended June 30, 1997 from the investment of proceeds from the Company's initial public offering.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40% for the six months ended June 30, 1997, from 42% for the comparable prior year period. The decrease was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income increased to $4.0 million in the six months ended June 30, 1997, compared to a net loss of ($1.1) million in the six months ended June 30, 1996. Net income as a percentage of total revenues increased to 6.6% in the six months ended June 30, 1997, from (2.2%) in the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its air freight carrier fleet. The Company's funding of its capital requirements historically has been primarily from a combination of internally generated funds, bank borrowings and the proceeds of its initial public offering. In addition to purchasing aircraft, the Company has leased aircraft and entered into a sale leaseback for acquisition transaction and may enter into similar transactions in the future.

     Cash provided by operating activities was $11.9 million and $13.7 million in the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and 1996, the Company had working capital of $10.6 million and $6.4 million, respectively.

     On August 1, 1997 the Company announced that it had reached an agreement (the "727 Purchase Agreement") with American International Airways, Inc.
("AIA") and certain of its affiliates to purchase sixteen Boeing 727-200 aircraft, fifteen of which are in freighter configuration, for approximately $51 million. The purchase of these aircraft is subject to financing, other customary closing conditions, and receipt of certain regulatory approvals. If the purchase closes, the Company will perform AIA's ACMI contracts under which some of the aircraft are now operating.

     On August 14, 1996, Kitty Hawk entered into a Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), an approximately $12.7 million Term Loans A Facility (the "Term Loans A"), an approximately $11.2 million Term Loans B Facility (the "Term Loans B"), and a $10 million Term Loans C Facility (the "Term Loans C") (collectively, the "Commitments"). As of August 14, 1997, approximately $3.5 million was outstanding under the Revolving Credit Facility, approximately $10.6 million was outstanding under Term Loans A, approximately $10 million was outstanding under Term Loans B, and $8.6 was outstanding under Term Loans C. Borrowings under these Commitments bear interest at WFB's prime rate or, at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk.

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

     The Company has two loans with 1st Source Bank. As of August 14, 1997, the outstanding balance of the first loan was approximately $835,000. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. As of August 14, 1997, the outstanding balance of the second loan was approximately $1.2 million. The loan bears interest at 8.5%, is secured by a DC9-15F and matures in July, 2002. The 1st Source loans contain certain aircraft maintenance covenants and provides that a change in the Company's business is an event of default upon which 1st Source may declare all or any part of the remaining unpaid principal due and payable.

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

     Capital expenditures were $39.5 million and $17.0 million for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures for the six months ended June 30, 1997 were primarily for the purchase of: (i) two Boeing 727-200 aircraft, (ii) cargo and noise abatement modifications for two Boeing 727-200 aircraft, (iii) noise abatement equipment with respect to one DC9-15F aircraft, (iv) six reconditioned JT8D-7 jet engines, (v) leasehold improvements to Boeing 727-200 aircraft, (vi) the leasehold and improvements of its 40,000 square foot headquarters facility, (vii) major maintenance checks,
(viii) of ground service equipment and (ix) the overhaul of two JT8D-7 jet engines. Capital expenditures for the six months ended June 30, 1996 were primarily for the purchase of: (i) three Boeing 727-200 aircraft and (ii) cargo and noise abatement modifications for two Boeing 727-200 aircraft.

     Pursuant to a registration statement on Form S-1 "Reg. No. 333-8307", effective October 9, 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $29.4 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. As of August 14, 1997, the Company has purchased (i) one Boeing 727-200 freighter aircraft for $4.4 million, (ii) one Boeing 727-200 aircraft for $2.3 million which is being modified to cargo configuration for an additional cost of approximately $3.5 million (including approximately $2.2 million for noise abatement equipment), (iii) one Boeing 727-200 aircraft for $3.5 million which was modified to cargo configuration for an additional cost of approximately $5.0 million (including noise abatement equipment for approximately $2.5 million), and (iv) one Boeing 727-200 aircraft for $3.5 million which was placed into revenue service as a leased passenger aircraft until its next major maintenance check (approximately 3,000 flight hours) at which time the Company currently anticipates modifying the aircraft to cargo configuration for an additional cost of approximately $5.0 million (including $2.5 million for noise abatement equipment). As of August 14, 1997, the Company has used approximately $22.3 million of the net proceeds of the initial public offering to fund these expenses.

     In December 1996, the Company amended its agreement with the supplier of noise abatement equipment to increase the number of hushkits it has firmly committed to purchase and to establish fixed prices. In connection with this new agreement, the Company paid the vendor an additional $350,000 in deposits on seven future, firm orders valued between $13 and $17.5 million, depending on type selected. In fiscal year 1997, the Company anticipates an aggregate capital expenditure of $4.3 million for noise abatement modifications, which the Company believes represents the total capital expenditures that would currently be necessary to comply with the requirements of existing applicable environmental regulations for such fiscal year. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $9 million to $11 million for noise abatement modifications to aircraft currently owned. In fiscal year 1998, the Company anticipates an aggregate capital expenditure ranging from $18 million to $20 million for noise abatement modifications to aircraft currently proposed to be purchased. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditures for noise abatement modifications in fiscal year 1998 could materially increase.

     The Company's revenue fleet is comprised of 25 owned and 3 leased aircraft, which includes 16 Boeing 727-200 aircraft manufactured between 1969 and 1978, 5 Douglas DC9-15F aircraft manufactured during 1967 and 1968, and 7 turbo-prop Convairs manufactured between 1948 and 1957. Of the Company's revenue fleet of 28 aircraft, the Company operates 26 aircraft in active revenue service and is in the process of converting two Boeing 727-200 aircraft to cargo configuration. The Company anticipates converting an additional Boeing 727-200 aircraft to cargo configuration in 1998. These aircraft do not include the Company's undivided one-third interest in four Falcon 20 jet aircraft leased to a third-party operator. Manufacturers' Service Bulletins ("Service Bulletins") and FAA Airworthiness Directives ("Directives") issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

     The Company currently operates a fleet of 16 Boeing 727-200 aircraft. All of these aircraft had previously been converted from a passenger aircraft to a freighter aircraft by the installation of a large cargo door (replacing the smaller passenger access door) and numerous interior modifications related to the installation of cargo container handling systems. The aircraft conversion process was previously approved by the FAA, by the issuance of supplemental - type certificates ("STCs") to four firms that engineered and designed the conversion hardware and aircraft modification processes. The Company's aircraft have previously been modified utilizing STC's held by two of these four firms.

     The FAA has reevaluated the engineering analysis which supported the grant of the Boeing 727-200 cargo modification STC's and has tentatively determined that the STC design features do not meet FAA certification criteria in several respects. To address this issue the FAA has issued a proposed Airworthiness Directive ("AD") to address the first of the FAA's concerns - the structural strength of the aircraft floor structure. Other areas of concern for the strength of various handling cargo-related components of the Boeing 727-200 aircraft will be addressed by the FAA in subsequently issued ADs.

     The proposed AD provides that as of the date the AD becomes effective and for 120 days thereafter, each operator of Boeing 727-200 freighter aircraft modified by any of the four STC's will be required to limit the weight of each container position and to adopt other aircraft operating restrictions depending on the configuration of the aircraft. Based on the configuration of the Company current fleet of Boeing 727-200 freighter aircraft, the Company would be required to limit the weight per container position to approximately 4,000 pounds, reduced from a maximum of 8,000 pounds. After the 120 day period, the maximum container position weight will be fixed at approximately 3,000 pounds unless it can be demonstrated that the floor strength meets the FAA's certification criteria.

     The Company is responding to the FAA's proposal and urging that additional time be allowed before requiring operators to modify the aircraft to bring them into compliance. The Company is working with the STC holders which are performing engineering analysis to seek a cost effective solution. There can be no assurance as to the terms of the final AD and whether a satisfactory fix can be engineered. If no such fix developed and is approved by the FAA, the capacity of the Company's Boeing 727 fleet will be reduced which could have a materially adverse financial impact on the Company.

     The Company historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks. Two Convairs have been retired since December 31, 1996.

     The Company believes that available funds, bank borrowings, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

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

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS


         (a) The Company did not file any reports on Form 8-K during the six months ended June 30, 1997.

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

 3.2       -- Bylaws of the Company.(2)

 3.3       -- Amendment No. 1 to the Certificate of Incorporation of the
              Company.(2)

 3.4       -- Amendment No. 1 to the Bylaws of the Company.(2)

 4.1       -- Specimen Common Stock Certificate.(3)

10.1       -- Addendum No. 6 to the Master Agreement for Air Charter
              Transportation Services dated as of June 1, 1997 by and between the Company and General Motors Corporation. (1)(4)

10.2       -- Agreement for Sale and Purchase of AIA 727 Fleet dated July 31,
              1997 by and between the Company, Kitty Hawk Aircargo, Inc.,
              American International Airways, Inc., Kalitta Flying Services,
              Inc., and Conrad Kalitta. (1)

11.1       -- Statement of Computation of Net Income per Share.(1)

21.1       -- Subsidiaries of the Registrant.(3)

27.1       -- Financial Data Schedule.(1)


___________

  (1)  Filed herewith.

  (2)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

  (3)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

  (4) Confidential treatment requested for certain portions thereof pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.

                                    KITTY HAWK, INC.

                                    By: /s/ RICHARD R. WADSWORTH
                                       ---------------------------------------
                                       Richard R. Wadsworth
                                       Senior Vice President -- Finance,
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

 3.2       -- Bylaws of the Company.(2)

 3.3       -- Amendment No. 1 to the Certificate of Incorporation of the
              Company.(2)

 3.4       -- Amendment No. 1 to the Bylaws of the Company.(2)

 4.1       -- Specimen Common Stock Certificate.(3)

10.1       -- Addendum No. 6 to the Master Agreement for Air Charter
              Transportation Services dated as of June 1, 1997 by and between the Company and General Motors Corporation. (1)(4)

10.2       -- Agreement for Sale and Purchase of AIA 727 Fleet dated July 31,
              1997 by and between the Company, Kitty Hawk Aircargo, Inc.,
              American International Airways, Inc., Kalitta Flying Services,
              Inc., and Conrad Kalitta. (1)

11.1       -- Statement of Computation of Net Income per Share.(1)

21.1       -- Subsidiaries of the Registrant.(3)

27.1       -- Financial Data Schedule.(1)


___________

  (1)  Filed herewith.

  (2)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

  (3)  Previously filed as an exhibit to the Company's Registration
       Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

  (4) Confidential treatment requested for certain portions thereof pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended.