Form 10-Q
period 1997-09-30
KITTY HAWK INC
filed 1997-11-14
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 12, 1997: 10,451,807.

                      KITTY HAWK, INC. AND SUBSIDIARIES


                                                                                           Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996............................................  3

     Condensed Consolidated Statements of Operations
         Three months ended September 30, 1997 and 1996, and
         Nine months ended September 30, 1997 and 1996.......................................  4

     Condensed Consolidated Statements of Stockholders' Equity
         Nine months ended September 30, 1997................................................  5

     Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1997 and 1996.......................................  6

     Notes to Condensed Consolidated Financial Statements....................................  7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................  10 - 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................  18

Item 2.  Changes in Securities...............................................................  18

Item 3.  Defaults upon Senior Securities.....................................................  18

Item 4.  Submission of Matters to a Vote of Security Holders.................................  18

Item 5.  Other Information...................................................................  18

Item 6.  Reports on Form 8-K and Exhibits....................................................  18

Signatures...................................................................................  20

PART I.  FINANCIAL INFORMATION

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                           1997               1996
                                                            -------------       -------------
                                                             (unaudited)

Current assets
     Cash and cash equivalents .......................      $   2,403,480       $  27,320,402
     Trade accounts receivable .......................         21,644,727          37,828,018
     Deferred income taxes ...........................            107,564             107,564
     Inventory and aircraft supplies .................          5,587,548           2,789,982
     Prepaid expenses and other assets ...............          2,825,072           1,143,989
     Deposits on aircraft ............................          3,875,316           5,438,628
                                                            -------------       -------------
         Total current assets ........................         36,443,707          74,628,583
                                                            -------------       -------------

Property and equipment
     Aircraft ........................................        144,649,024          53,140,853
     Aircraft work-in-progress .......................          8,178,161           6,732,878
     Machinery and equipment .........................          5,122,368           2,680,692
     Leasehold improvements ..........................          3,053,624             778,879
     Building ........................................          1,770,000                  --
     Furniture and fixtures ..........................            173,899             166,057
     Transportation equipment ........................            417,247             289,499
                                                            -------------       -------------
                                                              163,364,323          63,788,858
     Less:  accumulated depreciation and amortization         (23,007,382)        (15,390,015)
                                                            -------------       -------------
         Net property and equipment ..................        140,356,941          48,398,843
                                                            -------------       -------------

Total assets .........................................      $ 176,800,648       $ 123,027,426
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ................................      $   8,522,412       $   8,853,292
     Accrued expenses ................................         13,226,661          23,668,609
     Income taxes payable ............................          2,892,856           2,526,737
     Accrued maintenance reserves ....................          3,326,009           2,373,157
     Current maturities of long-term debt ............          8,373,261           3,687,888
                                                            -------------       -------------
         Total current liabilities ...................         36,341,199          41,109,683

Long-term debt .......................................         72,673,469          21,080,452
Deferred income taxes ................................          2,544,900           2,544,900

Commitments and contingencies

Stockholders' equity
     Preferred stock, $1 par value:  Authorized shares
         --1,000,000; none issued .....................                --                  --


     Common stock, $.01 par value:  Authorized
        shares --25,000,000; issued and outstanding
        --10,669,517 .................................            106,695             106,695


     Additional paid-in capital ......................         33,949,825          33,968,700
     Retained earnings ...............................         33,260,862          26,293,298
     Less common stock in treasury,
        217,710 shares ...............................         (2,076,302)         (2,076,302)
                                                            -------------       -------------
         Total stockholders' equity ..................         65,241,080          58,292,391
                                                            -------------       -------------

Total liabilities and stockholders' equity ...........      $ 176,800,648       $ 123,027,426
                                                            =============       =============


                            See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                       1997               1996                1997                1996
                                                   ------------       ------------       -------------       ------------

Revenues:
     Air freight carrier ....................      $ 22,552,078       $ 14,341,022       $  55,789,112       $ 39,615,267
     Air logistics ..........................        18,646,695         16,133,748          45,878,185         43,144,127
                                                   ------------       ------------       -------------       ------------
         Total revenues .....................        41,198,773         30,474,770         101,667,297         82,759,394
                                                   ------------       ------------       -------------       ------------

Costs of revenues:
     Air freight carrier ....................        15,231,990          9,347,832          38,075,855         29,688,049
     Air logistics ..........................        17,218,740         14,871,505          42,037,740         39,139,436
                                                   ------------       ------------       -------------       ------------
         Total costs of revenues ............        32,450,730         24,219,337          80,113,595         68,827,485
                                                   ------------       ------------       -------------       ------------

Gross profit ................................         8,748,043          6,255,433          21,553,702         13,931,909

General and administrative expenses .........         2,665,737          2,305,187           7,550,059          6,877,198
Non-qualified employee profit sharing expense           489,503            479,706           1,161,261            446,928
Stock option grants to executives ...........                --             (1,250)                 --          4,230,954
                                                   ------------       ------------       -------------       ------------

Operating income ............................         5,592,803          3,471,790          12,842,382          2,376,829

Other income (expense):
     Interest expense .......................          (759,694)          (506,725)         (1,809,076)        (1,530,003)
     Loss on asset disposal .................                --           (589,049)                 --           (589,049)
     Other, net .............................           154,447            124,904             579,300            262,584
                                                   ------------       ------------       -------------       ------------

Income before income taxes ..................         4,987,556          2,500,920          11,612,606            520,361

Income taxes ................................         1,995,022          1,100,154           4,645,042            268,912
                                                   ------------       ------------       -------------       ------------

Net income ..................................      $  2,992,534       $  1,400,766       $   6,967,564       $    251,449
                                                   ============       ============       =============       ============

Net income per share ........................      $       0.29       $       0.18       $        0.67       $       0.03
                                                   ============       ============       =============       ============

Weighted average common and common
     equivalent shares outstanding ..........        10,451,807          7,750,000          10,451,807          7,891,431
                                                   ============       ============       =============       ============



                            See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                        ADDITIONAL
                                            NUMBER OF      COMMON        PAID-IN           RETAINED          TREASURY
                                             SHARES         STOCK        CAPITAL           EARNINGS            STOCK        TOTAL
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 1996 ...........   10,669,517      $ 106,695    $ 33,968,700    $26,293,298      $(2,076,302)  $ 58,292,391

Additional costs relating to initial
public offering.........................           --             --         (18,875)            --               --        (18,875)

Net income .............................           --             --              --      6,967,564               --      6,967,564
                                           ----------------------------------------------------------------------------------------

Balance at September 30, 1997 ..........   10,669,517      $ 106,695    $ 33,949,825    $33,260,862      $(2,076,302)  $ 65,241,080
                                           ========================================================================================





                            See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             -------------------------------
                                                                 1997                1996
                                                             ------------       ------------

Operating activities:
   Net income .........................................      $  6,967,564       $    251,449
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ....................         7,617,367          4,301,437
     Deferred income taxes ............................                --            998,963
     Stock option grants to executives ................                --          4,230,954
     Changes in operating assets and liabilities:
       Trade accounts receivable ......................        16,183,291         26,916,983
       Inventory and aircraft supplies ................        (2,797,566)        (2,074,509)
       Prepaid expenses and other assets ..............        (1,681,083)         3,761,048
       Deposits on aircraft ...........................         1,563,312                 --
       Accounts payable and accrued expenses ..........       (10,772,828)       (16,862,704)
       Income taxes payable ...........................           366,119         (2,017,806)
       Accrued maintenance reserves ...................           952,852            125,059
                                                             ------------       ------------

Net cash provided by operating activities .............        18,399,028         19,630,874

Investing activities:
   Capital expenditures ...............................       (99,575,465)       (31,367,208)

Financing activities:
   Proceeds from issuance of long-term debt ...........        59,104,130         17,392,032
   Repayments of long-term debt .......................        (2,825,740)        (3,038,212)
   Additional costs relating to initial public offering           (18,875)                --
   Tax benefit of stock option grants to executives ...                --            404,570
   Acquisition of treasury shares .....................                --         (2,076,302)
   Proceeds from issuance of common stock .............                --              4,430
                                                             ------------       ------------

Net cash provided by financing activities .............        56,259,515         12,686,518
                                                             ------------       ------------

Net increase (decrease) in cash and cash
 equivalents ..........................................       (24,916,922)           950,184

Cash and cash equivalents at beginning of
   period .............................................        27,320,402          3,355,293
                                                             ------------       ------------

Cash and cash equivalents at end of period ............      $  2,403,480       $  4,305,477
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

     Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, have been included in the calculation of weighted average common and common equivalent shares through their dates of exercise for the nine month period ended September 30, 1996.

2.   REGISTRATION OF STOCK OFFERING

     In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock.

3.   INTEREST RATE RISK MANAGEMENT

     The Company has entered into an interest rate swap contract to effectively convert a portion of a floating-rate obligation to a fixed-rate obligation. This agreement involves the exchange of amounts based on a fixed interest rate to amounts based on floating interest rates over the life of the agreement without an exchange of the national amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. The fair value of the swap agreement is not recognized in the financial statements. Gains and losses on a termination of the interest rate swap agreement, should it occur, will be deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

4.   LITIGATION

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5.   EARNINGS PER SHARE

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

6.   ACQUISITION OF AIRCRAFT AND MERGER

     On September 17, 1997, the Company acquired sixteen Boeing 727 aircraft from American International Airways, Inc. ("AIA") for approximately $51 million. As part of the transaction, the Company was assigned all of the customer contracts relating to the aircraft purchased. The purchase agreement provides AIA an option to repurchase, no later than March 31, 1998, thirteen of these, Boeing 727 aircraft from the Company for $37 million, plus any costs incurred by the Company to maintain the repurchased aircraft. Similarly, the Company has an option to require AIA to repurchase, no later than December 31, 1997, thirteen of these Boeing 727 aircraft for $37 milion, plus any costs incurred by the Company to maintain the repurchased aircraft. In order to finance the acquisition of the aircraft, the Company amended its existing credit agreement to permit additional borrowings of $45.9 million. Such additional borrowings bear interest at a Eurodollar rate plus 1.5% to 2.0%, based upon the Company's Debt-to-Cash Flow ratio, plus an additional 1.0% beginning in 1999 and 1.5% beginning in 2000, with maturity on June 30, 2001.


     In September 1997, the Company and the sole shareholder of AIA, Kalitta

Flying Service, Inc. ("KFS"), O.K. Turbines, Inc. ("OK"), American International Travel, Inc. ("AIT"), and Flight One Logistics, Inc. ("FOL") (collectively, "the Kalitta Companies"), entered into an Agreement and Plan of Merger, which was subsequently amended (as amended, the "Merger Agreement"). Upon satisfaction of the conditions to the Merger Agreement, the consummation of the transactions contemplated by the Merger Agreement is subject to a number
of customary conditions.   Each of the respective Kalitta Companies will be
merged (the "Merger") with and into separate subsidiaries of the Company, with each of the Kalitta Companies surviving the Merger as a direct, wholly owned subsidiary of the Company. At the effective time of the Merger, the outstanding shares of capital stock of four of the Kalitta Companies (AIA, AIT, FOL and OK) will be converted into the right to receive their prorata portion of 4,099,150 shares of the Company's common stock. The outstanding shares of capital stock of KFS will be converted into the right to receive $20,000,000 cash.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Concurrently with the consummation of the Merger, the Company will close a 3,000,000 share common stock offering and a $340,000,000 senior secured note offering. Of the 3,000,000 shares to be sold in the common stock offering, the Company will sell 2,200,000 shares and certain stockholders of the Company will sell 800,000 shares. The Company will not receive any of the net proceeds from the sale of shares by such stockholders. The consummation of the common stock offering and the note offering is conditioned upon (i) the concurrent consummation of the Merger and each offering and (ii) entering into the New Credit Facility (as defined) and Term Loan (as defined). The net proceeds from the common stock offering and the note offering will be used (i) to refinance and restructure all but approximately $10 million of the outstanding debt of the Company and the Kalitta Companies, (ii) to acquire two Boeing 747s and convert them from passenger configuration to freighter configuration, (iii) to pay the $20 million cash consideration in connection with the Merger and (iv) to pay miscellaneous expenses. The Company intends to use any remaining net proceeds for working capital.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Overview

     Revenues. The Company's revenues are derived from two related businesses:
(i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contracts and on-demand charters flown with the Company's aircraft. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers. With respect to on-demand charters that are arranged by the Company and flown with its aircraft, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues. General Motors Corporation ("GM"), the USPS and Burlington Air Express, Inc. have each accounted for more than 10% of the Company's revenues for the nine months ended September 30, 1997 and 1996, respectively.

     Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier consist of the costs for the maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for the ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown on the Company's aircraft, all related air transportation expenses are allocated to the air freight carrier business and all related cargo ground handling and transportation expenses are allocated to air logistics business.

     Boeing 727 Proposed Airworthiness Directive. The Federal Aviation Administration ("FAA") has reevaluated the engineering analysis which supported the grant of Boeing 727 cargo modification supplemental type certificates ("STCs") used in modifying the Company's Boeing 727s from passenger to freighter configuration. The FAA has preliminarily determined that the STC design features do not meet FAA certification criteria in several respects. The FAA has issued a proposed Airworthiness Directive ("AD") to address the first of the FAA's concerns - the structural strength of the aircraft floor structure. Other areas of concern relate to the strength of various cargo-handling system components of the Boeing 727 aircraft and are expected to be addressed by the FAA in subsequently issued ADs. See "-- Liquidity and Capital Resources".

RESULTS OF OPERATIONS

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                            Three months ended September 30,
                                    ----------------------------------------------
                                              1997                     1996
                                    ---------------------    ---------------------

Air freight carrier:
         Revenues ............      $22,552        100.0%    $14,341        100.0%
         Costs of revenues....       15,232         67.5       9,348         65.2
                                    -------        -----     -------        -----
         Gross profit ........      $ 7,320         32.5%    $ 4,993         34.8%
                                    =======        =====     =======        =====

Air logistics:
         Revenues ............      $18,647        100.0%    $16,134        100.0%
         Costs of revenues....       17,219         92.3      14,872         92.2
                                    -------        -----     -------        -----
         Gross profit ........      $ 1,428          7.7%    $ 1,262          7.8%
                                    =======        =====     =======        =====

                                             Nine months ended September 30,
                                    ----------------------------------------------
                                            1997                      1996
                                    ---------------------    ---------------------

Air freight carrier:
         Revenues ............      $55,789        100.0%    $39,615        100.0%
         Costs of revenues....       38,076         68.3      29,688         74.9
                                    -------        -----     -------        -----
         Gross profit ........      $17,713         31.7%    $ 9,927         25.1%
                                    =======        =====     =======        =====

Air logistics:
         Revenues ............      $45,878        100.0%    $43,144        100.0%
         Costs of revenues....       42,038         91.6      39,139         90.7
                                    -------        -----     -------        -----
         Gross profit ........      $ 3,840          8.4%    $ 4,005          9.3%
                                    =======        =====     =======        =====

     The following table presents, for the periods indicated, condensed consolidated income statement data expressed as a percentage of total revenues:

                                                       Three months ended         Nine months ended
                                                          September 30,              September 30,
                                                      --------------------      --------------------
                                                       1997         1996         1997         1996
                                                      -------      -------      -------      -------

Revenues:
     Air freight carrier .......................         54.7%        47.1%        54.9%        47.9%
     Air logistics .............................         45.3         52.9         45.1         52.1
                                                      -------      -------      -------      -------
         Total revenues ........................        100.0        100.0        100.0        100.0
Total costs of revenues ........................         78.8         79.5         78.8         83.2
                                                      -------      -------      -------      -------
Gross profit ...................................         21.2         20.5         21.2         16.8
General and administrative expenses ............          6.5          7.5          7.4          8.3
Non-qualified employee profit sharing expense...          1.2          1.6          1.2          0.5
Stock option grants to executives ..............           --           --           --          5.1
                                                      -------      -------      -------      -------
Operating income ...............................         13.5         11.4         12.6          2.9
Interest expense ...............................         (1.8)        (1.7)        (1.8)        (1.9)
Loss on asset disposal .........................           --         (1.9)          --         (0.7)
Other income ...................................          0.4          0.4          0.6          0.3
                                                      -------      -------      -------      -------
Income before income taxes .....................         12.1          8.2         11.4          0.6
Income taxes ...................................          4.8          3.6          4.6          0.3
                                                      -------      -------      -------      -------
Net income .....................................          7.3%         4.6%         6.8%         0.3%
                                                      =======      =======      =======      =======

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased to $22.6 million, or 57.3%, from $14.3 million for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, principally from an increase in fleet size from 23 aircraft to 44 aircraft at September 30, 1997. Air freight carrier on-demand and ACMI contract charter revenues were $4.6 million and $17.5 million, or 20.2% and 77.5%, respectively, of total air freight carrier revenues for the quarter ended September 30, 1997, as compared to $3.9 million and $9.9 million, or 27.0% and 69.2%, respectively, for the quarter ended September 30, 1996. Revenues from on-demand charters flown by Company aircraft for the quarter ended September 30, 1997 decreased 18% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI contract charter service which is consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues increased $2.5 million, or 15.6%, to $18.6 million in the quarter ended September 30, 1997, from $16.1 million in the quarter ended September 30, 1996. This increase was primarily due to increased demand for on-demand charters generally and specifically for charters that require larger aircraft, which generate greater revenues. Prices for the Company's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $5.9 million, or 62.9%, to $15.2 million in the quarter ended September 30, 1997, from $9.3 million in the quarter ended September 30, 1996. This increase was primarily due to increased fleet size and additional ACMI contract charters. The gross profit margin from the air freight carrier decreased to 32.5% in the quarter ended September 30, 1997, from 34.8% in the quarter ended September 30, 1996. This decrease was a result of lower revenues and higher maintenance costs associated with three aircraft being out of service while undergoing repairs or required guidance system upgrades.

     As reported to the FAA, overall aircraft utilization increased to 8,451 flight hours for the quarter ended September 30, 1997, from 5,599 in the quarter ended September 30, 1996, a 50.9% increase. This increase was primarily due to increased fleet size and hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $2.3 million, or 15.8%, to $17.2 million in the quarter ended September 30, 1997, from $14.9 million in the quarter ended September 30, 1996, reflecting an increased volume of business. The gross profit margin from air logistics remained relatively flat at 7.7% for the two comparative quarters.

     General and Administrative Expenses. General and administrative expenses increased $361,000, or 15.6%, to $2.7 million in the quarter ended September 30, 1997, from $2.3 million in the quarter ended September 30, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended September 30, 1997. As a percentage of total revenues, general and administrative expenses decreased to 6.5% in the quarter ended September 30, 1997, as compared to 7.5% for the quarter ended September 30, 1996.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense remained relatively flat at $490,000 for the quarter ended September 30, 1997 as compared to $480,000 for the quarter ended September 30, 1996.

     Operating Income. As a result of the above, operating income increased $2.1 million to $5.6 million in the quarter ended September 30, 1997, from $3.5 million in the quarter ended September 30, 1996. Operating income margin increased to 13.5% in the quarter ended September 30, 1997, from 11.4% in the quarter ended September 30, 1996.

     Interest Expense. Interest expense increased to $760,000 for the quarter ended September 30, 1997, from $507,000 for the quarter ended September 30, 1996, a 50% increase. The increase was primarily the result of the addition of long-term debt used to finance major aircraft maintenance costs and the acquisition of the sixteen Boeing 727 aircraft from the Kalitta Companies on September 17, 1997.

     Other Income (Expense). Other income increased to $154,000 in the quarter ended September 30, 1997, from $125,000 in the comparable prior year period. The increase was primarily due to increased interest income in the quarter ended September 30, 1997, from the investment of unused net proceeds from the Company's October 1996 initial public offering.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40.0% for the quarter ended September 30, 1997, from 44.0% for the comparable prior year period. The increase was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income increased to $3.0 million in the quarter ended September 30, 1997, compared to net income of $1.4 million in the quarter ended September 30, 1996. Net income as a percentage of total revenues increased to 7.3% in the quarter ended September 30, 1997, from 4.6% in the comparable prior year period.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased to $55.8 million, or 40.8%, from $39.6 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 principally due to an increase in fleet size. Air freight carrier on-demand and ACMI contract charter revenues were $12 million and $42.4 million, or 21.5% and 76.1%, respectively, of total air freight carrier revenues for the nine months ended September 30, 1997, as compared to $14.1 million and $24.2 million, or 35.5% and 61.1%, respectively, for the nine months ended September 30, 1996. Revenues from on-demand charters flown by Company aircraft for the nine months ended September 30, 1997 decreased 14.5% from the comparable prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, which is consistent with Kitty Hawk's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Prices for the Company's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues increased $2.7 million, or 6.3%, to $45.9 million in the nine months ended September 30, 1997, from $43.1 million in the nine months ended September 30, 1996. This increase was primarily due to increased demand in the first and third quarters for on-demand charters generally and specifically for charters that require larger aircraft, which generate greater revenues. Prices for the Company's air logistics services remained relatively constant. The number of on-demand charters managed decreased by 967 charters, or 8.3%, to 10,640 for the nine months ended September 30, 1997 from 11,607 for the nine months ended September 30, 1996. This was principally due to a strike at GM during the fourth quarter of 1996 and in the first nine months of 1997.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $8.4 million, or 28.3%, to $38.1 million in the nine months ended September 30, 1997, from $29.7 million in the nine months ended September 30, 1996, reflecting increased costs associated with increased fleet size and additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 31.7% in the nine months ended September 30, 1997, from 25.1% in the nine months ended September 30, 1996. This increase was primarily the result of lower maintenance costs resulting from operational efficiencies associated with increased fleet size and lower depreciation costs resulting from the sale of eight JT8D-9A engines.

     As reported to the FAA, overall aircraft utilization increased to 21,912 flight hours for the nine months ended September 30, 1997, from 15,628 in the nine months ended September 30, 1996, a 40.2% increase. This increase was primarily due to increased fleet size and hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $2.9 million, or 7.4%, to $42 million in the nine months ended September 30, 1997, from $39.1 million in the nine months ended September 30, 1996, reflecting an increased volume of business. The gross profit margin from air logistics decreased to 8.4% in the nine months ended September 30, 1997, from 9.3% in the comparable prior year period, a decrease of 9.7%. This decrease was primarily due to increased rates paid to third party air freight carriers which could not be passed on to the Company's customers due to contractually established rates.

     General and Administrative Expenses. General and administrative expenses increased $673,000, or 9.8%, to $7.6 million in the nine months ended September 30, 1997, from $6.9 million in the nine months ended September 30, 1996. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the nine months ended September 30, 1997. As a percentage of total revenues, general and administrative expenses decreased to 7.4% in the nine months ended September 30, 1997, from 8.3% in the nine months ended September 30, 1996.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $714,000, or 159.8%, to $1.2 million in the nine months ended September 30, 1997, from $447,000 in the nine months ended September 30, 1996, reflecting the increase of net income before taxes in the nine months ended September 30, 1997.

     Stock Option Grants to Executives. There was no stock option grant expense during the nine months ended September 30, 1997. During the nine month period ended September 30, 1996, the Company granted two executive officers options to purchase 544,274 shares of Common Stock that resulted in a charge to earnings of approximately $4,231,000.

     Operating Income. As a result of the above, operating income increased $10.5 million, or 440.3%, to $12.8 million in the nine months ended September 30, 1997, from $2.4 million in the nine months ended September 30, 1996. Operating income margin increased to 12.6% in the nine months ended September 30, 1997, from 2.9% in the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased to $1.8 million for the nine months ended September 30, 1997, as compared to $1.5 million for the nine months ended September 30, 1996 due to an increase in long term debt associated with financing major aircraft maintenance costs and the acquisition of 16 Boeing 727 aircraft from the Kalitta Companies in September 1997.

     Loss on Asset Disposal. Loss on asset disposal during the nine months ended September 30, 1996 was $589,000, which resulted from write-downs associated with equipment dispositions.

     Other Income (Expense). Other income increased to $579,000 in the nine months ended September 30, 1997, from $263,000 in the comparable prior year period. The increase was primarily due to increased interest income in the nine months ended September 30, 1997 from the investment of proceeds from the Company's initial public offering.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40% for the nine months ended September 30, 1997, from 51.7% for the comparable prior year period. The decrease was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income increased to $7 million in the nine months ended September 30, 1997, compared to $251,000 in the nine months ended September 30, 1996. Net income as a percentage of total revenues increased to 6.8% in the nine months ended September 30, 1997, from 0.3% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its air freight carrier fleet and, subsequent to the note offering, will have substantial debt service expenses. The Company's funding of its capital requirements historically has been primarily from a combination of internally generated funds, bank borrowings and the proceeds of its October 1996 initial public offering. In addition to purchasing aircraft, the Company has leased aircraft and entered into a sale leaseback transaction to acquire aircraft and may enter into similar transactions in the future.

     In September 1997, the Company and the sole shareholder of AIA, Kalitta Flying Service, Inc. ("KFS"), O.K. Turbines, Inc. ("OK"), American International Travel, Inc. ("AIT"), and Flight One Logistics, Inc. ("FOL") (collectively, "the Kalitta Companies"), entered into an Agreement and Plan of Merger, which was subsequently amended (as amended, the "Merger Agreement"). The consummation of the transactions contemplated by the Merger Agreement is subject to a number of customary conditions. Upon satisfaction of the conditions to the Merger Agreement, each of the respective Kalitta Companies will be merged (the "Merger") with and into separate subsidiaries of the Company, with each of the Kalitta Companies surviving the Merger as a direct, wholly owned subsidiary of the Company. At the effective time of the Merger, the outstanding shares of capital stock of four of the Kalitta Companies (AIA, AIT, FOL and OK) will be converted into the right to receive their prorata portion of 4,099,150 shares of the Company's common stock. The outstanding shares of capital stock of KFS will be converted into the right to receive $20,000,000 cash.

     Concurrently with the consummation of the Merger, the Company will close a 3,000,000 share common stock offering and a $340,000,000 senior secured note offering. Of the 3,000,000 shares to be sold in the common stock offering, the Company will sell 2,200,000 shares and certain stockholders of the Company will sell 800,000 shares. The Company will not receive any of the net proceeds from the sale of shares by such stockholders. The consummation of the common stock offering and the note offering is conditioned upon (i) the concurrent consummation of the Merger and each offering and (ii) entering into the New Credit Facility (as defined) and Term Loan (as defined). The net proceeds from the common stock offering and the note offering will be used (i) to refinance and restructure all but approximately $10 million of the outstanding debt of the Company and the Kalitta Companies, (ii) to acquire two Boeing 747s and convert them from passenger configuration to freighter configuration, (iii) to pay the $20 million cash consideration in connection with the Merger and (iv) to pay miscellaneous expenses. The Company intends to use any remaining net proceeds for working capital.

     Cash provided by operating activities was $18.4 million and $19.6 million in the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the Company had working capital of $102,508 compared to $33.5 million at December 31, 1996.

     Cash used by investing activities was $99.6 million and $31.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by financing activities was $56.3 million and $12.7 million for the nine months ended September 30, 1997 and 1996, respectively.

     On August 14, 1996, Kitty Hawk entered into a Credit Agreement with Wells Fargo Bank (Texas), National Association ("WFB"), and Bank One, Texas, N.A. ("BOT") for a $15 million Revolving Credit Loans Facility (the "Revolving Credit Facility"), an approximately $12.7 million Term Loans A Facility (the "Term Loans A"), an approximately $11.2 million Term Loans B Facility (the "Term Loans B"), and a $10 million Term Loans C Facility (the "Term Loans C")
(collectively, the "Commitments"). As of November 10, 1997, approximately $7.7 million was outstanding under the Revolving Credit Facility, approximately $10 million was outstanding under Term Loans A, approximately $9.6 million was outstanding under Term Loans B, and approximately $5.4 was outstanding under Term Loans C. Borrowings under these Commitments bear interest at WFB's prime rate, or at Kitty Hawk's option, a Eurodollar rate plus 1.5% to 2.0%, based upon a debt-to-cash flow ratio of Kitty Hawk. WFB, pursuant to an amendment to the Credit Agreement, financed $45.9 million of the Company's recent $51 million acquisition of sixteen Boeing 727 aircraft from the Kalitta Companies. This $45.9 million loan bears interest at a Eurodollar rate plus 1.5% to 2.0% based upon a debt-to-cash flow ratio of Kitty Hawk, plus an additional 1.0% in 1999 and 1.5% beginning in 2000, with maturity on June 30, 2001. In connection with consummation of the common stock offering and the note offering, the Company intends to repay all outstanding borrowings under the Commitments.

     The Company has two loans with 1st Source Bank. As of November 10, 1997, the outstanding balance of the first loan was approximately $790,000. The loan bears interest at 9.75%, is secured by a DC9-15F and matures in May 2000. As of November 10, 1997, the outstanding balance of the second loan was approximately $1.2 million. The loan bears interest at 8.5%, is secured by a DC9-15F and matures in July 2002. The 1st Source loans contain certain aircraft maintenance covenants and provide that a change in the Company's business is an event of default upon which 1st Source may declare all or any part of the remaining unpaid principal due and payable. This debt will remain outstanding following consummation of the common stock offering and the note offering.

     In November 1996, in connection with the Company's recent acquisition of a one-third undivided interest in four Falcon 20 jet aircraft, the Company and the two other co-owners of such aircraft entered into a five year, $4.3 million term loan. The loan bears interest at a floating prime rate, is secured by the four Falcon 20 jet aircraft and requires monthly payments of principal and interest. The Company's liability under such loan is limited to $2.0 million. This debt will remain outstanding following consummation of the common stock offering and the note offering.

     In connection with the common stock offering and the note offering, all but approximately $2 million of Kitty Hawk's existing debt will be refinanced. Concurrently with the consummation of the Merger, the common stock offering and the note offering, the Company will enter into a new senior secured revolving credit facility providing for borrowings up to $100 million subject to borrowing base limitations (the "New Credit Facility") and a new $45.9 million term loan (the "Term Loan") with WFB individually and as agent for other lenders. The New Credit Facility and Term Loan will be secured by accounts receivable, all inventory (including rotables), intangibles and contract rights, cash, 16 Boeing 727 aircraft and related engines acquired by Kitty Hawk from the Kalitta Companies in September 1997 and the stock of each of the subsidiaries of Kitty Hawk, the stock of each of the Kalitta Companies and the Kalitta Companies' 60% interest in American International Cargo ("AIC"). In addition, the New Credit Facility and Term Loan will be guaranteed by each of Kitty Hawk's subsidiaries and each of the Kalitta Companies (other than AIC).

     Capital expenditures were $99.6 million and $31.4 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures for the nine months ended September 30, 1997 were primarily for the overhaul of several JT8D-7 jet engines and the purchase of: (i) eighteen Boeing 727-200 aircraft, (ii) cargo and noise abatement modifications for one Boeing 727-200 aircraft, (iii) noise abatement equipment with respect to two DC9-15F aircraft, (iv) ten reconditioned JT8D jet engines,
(v) leasehold improvements to Boeing 727-200 aircraft, (vi) the 40,000 square foot headquarters facility and related ground sublease at Dallas/Fort Worth International Airport, (vii) major maintenance checks and (viii) ground service equipment. Capital expenditures for the nine months ended September 30, 1996 were primarily for the purchase of: (i) three Boeing 727-200 aircraft and (ii) cargo and noise abatement modifications for two Boeing 727-200 aircraft.

     In October 1996, the Company sold in an initial public offering 2,700,000 shares of Common Stock, raising net proceeds of approximately $29.3 million to purchase and modify to cargo configuration five Boeing 727-200 aircraft. As of November 10, 1997, the Company has used all of the net proceeds of the initial public offering to fund these costs. The Company has purchased (i) one Boeing 727-200 freighter aircraft for $4.4 million, (ii) one Boeing 727-200 aircraft for $2.3 million which is being modified to cargo configuration for an additional cost of approximately $3.3 million (including approximately $2.2 million for noise abatement equipment), (iii) one Boeing 727-200 aircraft for $3.5 million which was modified to cargo configuration for an additional cost of approximately $5.2 million (including noise abatement equipment for approximately $2.5 million), (iv) one Boeing 727-200 aircraft for $3.5 million which was placed into revenue service as a leased passenger aircraft until its next major maintenance check (approximately 3,000 flight hours) at which time the Company currently anticipates modifying the aircraft to cargo configuration for an additional cost of approximately $5.0 million (including $2.5 million for noise abatement equipment which has already been installed) and (v) $5.0 million for partial payment on the sixteen Boeing 727 aircraft acquired from the Kalitta Companies.

     In December 1996, the Company amended its agreement with its supplier of noise abatement equipment to increase the number of hushkits it has firmly committed to purchase and to establish fixed prices. In connection with this new agreement, the Company paid the vendor an additional $350,000 in deposits on future, firm orders valued between $13 and $17.5 million, depending on type selected. In 1997, the Company has spent an aggregate of $8.0 million for noise abatement modifications. In 1998, the Company anticipates an aggregate capital expenditure ranging from $27 million to $31 million for noise abatement modifications to aircraft currently owned. In the event the Company acquires more aircraft than currently proposed, the Company's anticipated aggregate capital expenditures for noise abatement modifications in 1998 could materially increase.

     The Company's fleet is comprised of 41 owned and 3 leased aircraft, which includes 32 Boeing 727 aircraft, 5 Douglas DC9-15F aircraft and 7 turbo-prop Convairs. The Company anticipates converting one passenger configured Boeing 727-200 aircraft to cargo configuration in 1998. These aircraft do not include a Westwind used solely to transport Company personnel and the Company's undivided one-third interest in four Falcon 20 jet aircraft leased to a third-party operator. Manufacturers' Service Bulletins ("Service Bulletins") and ADs issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or ADs applicable to the types of aircraft included in the Company's fleet could be issued in the future.

     As of September 30, 1997, Kitty Hawk owned 29 and leased 3 Boeing 727 aircraft, 29 of which were previously converted from passenger configuration to freighter configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The aircraft conversion process was previously approved by the FAA, by the issuance of STCs to four firms that engineered and designed the conversion hardware and aircraft modification processes. All but one of the Company's aircraft have previously been modified utilizing STCs held by three of these four firms.

     The FAA has reevaluated the engineering analysis which supported the grant of Boeing 727 cargo modification STCs and has preliminarily determined that the STC design features do not meet FAA certification criteria in several respects. To address this issue the FAA has issued a proposed AD to address the first of the FAA's concerns - the structural strength of the aircraft floor structure. Other areas of concern relate to the strength of various cargo-handling components of the Boeing 727 aircraft and are expected to be addressed by the FAA in subsequently issued ADs.

     If the proposed Directive is adopted, each operator of Boeing 727 freighter aircraft modified by any of the four firms will be required to limit the weight of each container (or pallet) position and to adopt other aircraft operating restrictions depending on the configuration of the aircraft, until the operator can demonstrate that the floor strength meets the FAA's certification criteria. Under the proposed Directive, the Company would be required to limit the weight per container/pallet position to approximately 4,000 pounds from a current maximum of 8,000 pounds. After a period of 120 days from the date the Directive becomes effective, the maximum per position weight will be fixed at approximately 3,000 pounds, until the Company can demonstrate that the floor strength meets the FAA's certification criteria.

     The Company is urging the FAA to allow additional time before requiring operators to modify the aircraft to bring them into compliance. In addition, the Company is working with the STC holders which are performing engineering analysis to seek a cost effective solution. There can be no assurance as to the terms of the final Directive and whether a satisfactory solution can be engineered. If no such solution is developed and approved by the FAA, the capacity of the Company's Boeing 727 fleet will be reduced. The FAA's proposed Directive is being opposed on its merits by a number of Boeing 727 operators. One of the Company's Boeing 727 aircraft was converted to freighter configuration by Boeing and is not subject to the foregoing proposed Directive.

     The cost of compliance with such ADs and Service Bulletins cannot currently be estimated, but could be substantial.

     The Company historically has followed, and currently intends to follow, a policy of retiring Convairs at the time of their next scheduled major overhaul maintenance checks rather than expending the amounts necessary for such checks. Two Convairs have been retired since December 31, 1996.

     The Company believes that available funds (including the New Credit Facility), bank borrowings and cash flows expected to be generated by operations, along with the net proceeds of the note offering and the common stock offering, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to sell any additional equity or debt securities or obtain any additional credit facilities.

SEASONALITY

     Certain of the Company's customers engage in seasonal businesses, especially the U.S. Postal Service and customers in the automotive industry. As a result, the Company's air freight charter logistics business has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

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

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS

         (a) The Company filed Form 8-K on October 2, 1997 and Amendment No. 1 to Form 8-K on November 6, 1997 to disclose the acquisition of sixteen Boeing 727 aircraft from AIA and incurrance of $45,900,000 of related bank debt.

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

       10.2

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.

                                    KITTY HAWK, INC.

                                    By: /s/RICHARD R. WADSWORTH, JR.
                                        ---------------------------------------
                                        Richard R. Wadsworth, Jr.
                                        Senior Vice President -- Finance,
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

       10.2

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