Form 10-K405
period 1997-12-31
KITTY HAWK INC
filed 1998-03-31
CIK 932110

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------
                         COMMISSION FILE NUMBER 0-25202

                                KITTY HAWK, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2564006
       (State or other jurisdiction of              (I.R.S. employer identification no.)
        Incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 24, 1998, the aggregate market price of the voting stock held by non-affiliates of the registrant was approximately $120.9 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

     On March 24, 1998, there were 16,766,881 outstanding shares of Common Stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 1998 Annual Meeting of Stockholders to be held on May 29, 1998.

================================================================================

                                KITTY HAWK, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
Item 4A.  Executive Officers of the Registrant........................   16

                                  PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                 PART III.

Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   37
          Signatures..................................................   42

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of forward looking terminology, such as "may," "will," "expect," "could," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Kitty Hawk undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a leading U.S. and international air freight carrier and a leading provider of air freight logistics services for the delivery of freight on a highly-reliable, time sensitive basis. The Company also provides air passenger charter services and aircraft maintenance services. The Company's principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, Dallas/Fort Worth International Airport, Texas 75261, its telephone number is (972) 456-2200 and its Internet address is http://www.kha.com. Unless the context otherwise requires, the "Company" or "Kitty Hawk" refers to Kitty Hawk, Inc., its predecessor and its subsidiaries.

THE MERGER

     On September 22, 1997, Kitty Hawk and certain of its subsidiaries, M. Tom Christopher, Conrad A. Kalitta, American International Airways, Inc. ("AIA"), American International Travel, Inc. ("AIT"), Flight One Logistics, Inc. ("FOL"), Kalitta Flying Service, Inc. ("KFS") and O.K. Turbines, Inc. ("OKT" and with AIA, AIT, FOL and KFS, collectively, the "Kalitta Companies") entered into an Agreement and Plan of Merger, which was subsequently amended (as so amended, the "Merger Agreement"). Pursuant to the Merger Agreement, on November 19, 1997, separate subsidiaries of Kitty Hawk were merged with and into each of the Kalitta Companies (the "Merger"), with each of the respective Kalitta Companies surviving the Merger as a direct, wholly owned subsidiary of Kitty Hawk. In connection with the Merger, the outstanding shares of capital stock of four of the Kalitta Companies were converted, in the aggregate, into 4,099,150 shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), and the outstanding shares of the remaining Kalitta Company were converted into $20 million cash.

PURCHASE OF BOEING 727S FROM THE KALITTA COMPANIES

     In September 1997, prior to the Merger, the Kalitta Companies sold to Kitty Hawk for $51 million 16 Boeing 727 aircraft, comprising 15 aircraft in freighter configuration and one aircraft in passenger configuration. As part of the transaction, the Kalitta Companies assigned to Kitty Hawk all of their customer contracts relating to the aircraft sold.

THE COMMON STOCK OFFERING, THE NOTE OFFERING, THE CREDIT FACILITY
AND THE TERM LOAN

     Concurrently with the Merger, the Company consummated a 3,000,000 share Common Stock offering (the "Common Stock Offering") at $19 per share and a $340 million 9.95% Senior Secured Note offering (the "Note Offering"). Of the 3,000,000 shares offered in the Common Stock Offering, 2,200,000 shares were sold by the Company and 800,000 shares were sold by certain stockholders of the Company.

     Concurrently with the Merger, the Company also entered into a new senior secured revolving credit facility providing for borrowings of up to $100 million, subject to a current borrowing base limitation of approximately $59.3 million (the "Credit Facility"), and a new $45.9 million term loan (the "Term Loan"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The net proceeds of the Common Stock Offering, the Note Offering and the Term Loan, after deducting underwriting discounts, placement fees and offering expenses, were approximately $413 million. Of the approximately $413 million of net proceeds, the Company used approximately $249.8 million to pay off substantially all of the Kalitta Companies' pre-Merger indebtedness, $78.9 million to refinance Kitty Hawk's pre-Merger indebtedness, $39.6 million to acquire two Boeing 747s, $20 million to pay the cash portion of the consideration for the Kalitta Companies, $16.4 million to fund a portion of the costs to modify two recently acquired Boeing 747s from freighter to cargo configuration, $6.0 million for working capital purposes and $2.3 million to pay expenses incurred in connection with the Merger, the Credit Facility and the Term Loan.

RECENT FINANCIAL PERFORMANCE OF THE KALITTA COMPANIES

     The Kalitta Companies on a combined basis posted net losses of $17,000 in 1996 and of $40.8 million during the period from January 1, 1997 to November 18, 1997 (the day immediately preceding the consummation of the Merger). The Company believes that the recent negative financial performance prior to the Merger can be attributed to a number of factors, including (i) the incurrence of abnormally high engine overhaul expenses due to Federal Aviation Administration ("FAA") Airworthiness Directives ("Directives"), (ii) the loss of revenue resulting from the effective grounding of two Boeing 747s in January 1996 due to a series of Directives, (iii) the incurrence principally in 1997 of start-up costs associated with establishing the Kalitta Companies' wide-body passenger charter business, (iv) the incurrence of costs to add and maintain flight crews in anticipation of increased air freight carrier business which has not yet materialized in part due to delays in acquiring aircraft and (v) lower revenues from the U.S. Military. Since January 1, 1998, AIA, which accounts for a substantial proportion of the combined operating results of the Kalitta Companies, has continued to suffer losses. The Company is striving to implement changes to improve the operating performance of AIA and AIA's relationships with its customers. The Company expended approximately $800,000 towards Merger-related integration during the fourth quarter of 1997 and has budgeted another $1.5 million for Merger-related costs for 1998. The Company believes AIA's results of operations for the first quarter of 1998 will be better than AIA's results of operations for the first quarter of 1997. Generally, the Company believes that AIA's losses for the first quarter of 1998 are the result of problems related to crew scheduling, maintenance scheduling and parts logistics.

INDUSTRY OVERVIEW

     Air Freight Carrier Services. The market for air freight carrier services is served by an industry which is composed of (i) "door-to-door" express package delivery companies such as Federal Express and United Parcel Service, (ii) "freight-forwarders" that contract for air freight carrier service, (iii) air freight carriers that provide scheduled air freight delivery service and (iv) air freight carriers that provide on-demand charter service. The air freight services industry provides same-day, next-day and/or two-day delivery services. A number of air freight carriers, including the Company, provide a combination of these services.

     Air Freight Logistics Services. Demand for air freight charter logistics services is driven by demand for same-day delivery of time sensitive freight. In contrast to the market for next-day and two-day freight delivery services, the Company believes that the market in North America for on-demand charters is served by hundreds of air freight carriers, the vast majority of which are privately held, operate from only one location and do not coordinate "door-to-door" charter delivery services to the extent of the Company's air logistics business.

AIR FREIGHT CARRIER SERVICES

     The Company uses a diversified fleet of four Boeing 747s, six Lockheed L-1011s, 19 Douglas DC-8s, 29 Boeing 727s, five Douglas DC-9s and seven turbo-prop Convairs to provide air freight services on (i) a regularly scheduled basis between certain airports, (ii) a contract charter basis and (iii) an on-demand charter basis.

  Scheduled Freight Services

     Domestic. The Company operates a scheduled airport-to-airport air freight carrier service which provides overnight delivery to and from 47 cities in the United States. Freight received each evening is delivered the next morning, Tuesday through Friday, throughout the year. The majority of overnight deliveries are routed through the Company's 90,000 square foot sorting center located at the Hulman Regional Airport in Terre Haute, Indiana. The Company's right to use its space at the Hulman Regional Airport expires in August 1998. The Company is currently negotiating an extension of this lease through the spring of 1999, at which time the Company anticipates relocating its sorting operations from the Hulman Regional Airport to the Fort Wayne-Allen County Airport in Fort Wayne, Indiana. This new facility is expected to permit the Company to handle nearly twice the sorting capacity of the Terre Haute facility. In addition, the facility is designed to improve productivity by reducing the time to load and unload aircraft and decreasing sorting times. See "Item 2. Properties."

     The Company's overnight operation caters primarily to freight-forwarders and other cargo airlines that either handle ground transport themselves or contract with others to do so. The Company competes with certain of these companies that ship large and odd-sized freight, including the United Parcel Service, Emery Air Freight and Burlington Air Express, as well as commercial passenger airlines that provide freight service on their scheduled flights.

     The Company's scheduled air freight service currently transports air freight to and from airports located in 23 cities. In addition, the Company contracts with third parties to provide ground transportation between those 23 airports and 24 other airport locations at which the Company receives and delivers freight at scheduled times.

     International. The Company provides scheduled international service through American International Cargo ("AIC"), a general partnership in which the Company owns a 60% interest. AIC was formed in October 1992. The 40% interest in AIC which is not owned by the Company is owned by Pacific Aviation Logistics, Inc., which also serves as the managing partner of AIC. AIC operates scheduled air freight service between Los Angeles, Honolulu and various destinations in the South Pacific.

  Contract Charter Freight Services

     The Company provides air freight charter services on a contractual basis for a variety of customers, including the U.S. Postal Service, the U.S. Military, freight forwarders and other airlines.

     ACMI Domestic. The terms of the Company's contract charters vary, but they typically require the Company to supply aircraft, crew, maintenance and insurance ("ACMI"), while its customers are responsible for substantially all other aircraft operating expenses, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. These ACMI contracts also typically require the Company to operate specific aircraft and/or provide minimum air freight capacity and generally are terminable if the Company (i) fails to meet certain minimum performance levels, (ii) otherwise breaches the contract or (iii) becomes subject to other customary events of default. The Company is permitted under its ACMI Contracts to utilize and, in fact often does utilize, its aircraft in on-demand service in the periods between ACMI contract flights.

     ACMI International. The Company operates ACMI contracts in foreign countries as well as between the U.S. and foreign countries. The ACMI contracts provide that the Company has exclusive operating control and direction of each aircraft the Company operates and that certain foreign-based customers must obtain any government authorizations and permits required to service the designated routes. Therefore, the Company's route structure is limited to areas in which customers gain authority from the relevant governments.

     The Company currently supplies supplemental airlift capacity to the flag carriers of six countries, including Aviateca (Guatemala), Iberia (Spain), Lacsa (Costa Rica), Nica (Nicaragua), Taca International Airlines (El Salvador) and Varig (Brazil). Because these airlines are the national airlines of their respective countries, the Company receives operating authority for each of those countries. The Company also has operating authority for Brazil, Columbia and Ecuador. From its Miami location, the Company currently provides service to Cali and Medellin, Columbia for AeroFloral for the shipment of fresh flowers.

     U.S. Postal Service. The Company has historically performed a variety of services for the U.S. Postal Service, ranging from regularly scheduled delivery throughout the year to special contracts bid by the U.S. Postal Service to meet increased demand during the Christmas holiday season. Similar to an ACMI contract, the Company's contracts with the U.S. Postal Service generally allow the Company to pass-through its fuel costs, landing charges and other variable costs. Accordingly, the Company is not generally at risk of loss in the event these variable costs increase during the term of these fixed-price arrangements.

     Since 1993, the Company has been the prime contractor for the "Christmas Network" established by the U.S. Postal Service to provide air transportation and ground handling services primarily for second-day mail among a network of domestic cities during the December holiday rush. The U.S. Postal Service awards contracts periodically pursuant to a public bidding process that considers quality of service and other factors, including, to a lesser extent, price.

     U.S. Military. The Company has historically provided air freight charter services for the U.S. Military. In January 1998, the Company became eligible to operate passenger charters for the U.S. Military. The Company believes that its ability to provide both air freight and air passenger charter service to the U.S. Military will enhance its ability to obtain contract charters from the U.S. Military.

  On-Demand Charter Freight Services

     The Company's aircraft are utilized to fly on-demand charters for customers of the Company's air logistics business. Approximately 10.0% of the on-demand charters managed by Kitty Hawk during 1997 were flown on Kitty Hawk's aircraft (including aircraft of the Kalitta Companies after November 18, 1997). On-demand contract charters flown on the Company's aircraft generate a higher gross margin to the Company than charters subcontracted to third party carriers.

  Air Passenger Charters

     The Company operates a fleet of 31 passenger configured aircraft, including two Boeing 747s, two Lockheed L1011s, 19 Lear jets and 8 other small aircraft. The Company's principal customers for large aircraft air passenger charters are independent tour operators, cruise lines, sponsors of incentive travel packages and specialty charters and passenger airlines that "wet" lease aircraft. Sales to tour operators represent the most significant portion of the Company's passenger charter business. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating during seasonal periods. The tour operator pays a fixed price for use of the aircraft and assumes responsibility and risk for the actual sale of the available aircraft seats and fuel increases. The Company also operates on-demand passenger charter flights using large and small aircraft.

AIR FREIGHT CHARTER LOGISTICS SERVICES

     General. The Company is a leading provider of same-day air freight charter logistics services in North America. The Company arranges the delivery of time sensitive freight utilizing aircraft of third party air freight carriers as well as its own fleet. On-demand air charters of freight generally are used when "next-flight-out" delivery services of commercial airlines or the next-day delivery services of air freight companies or other service providers cannot meet the customer's delivery deadline. The Company's air freight logistics services involve coordinating "door-to-door" transportation by arranging for ground pick-up, loading, air transportation, unloading and ground delivery of the freight. The Company provides logistics services 24 hours per day, 365 days per year.

     The customers of the Company's on-demand air freight charter logistics services include companies that are engaged in industries such as automotive, chemical, computer, mail and bulk package delivery, retail merchandising and oil field service and equipment. Typically, the premium costs incurred in utilizing on-demand charters to achieve expedited same-day delivery are justified by the Company's customers on the basis that greater costs would otherwise be incurred as a result of a work stoppage or having to maintain greater inventory levels.

     Database, Information Software and Tracking Systems. The Company believes that its database is critical to its ability to arrange on-demand air charters in a timely and reliable manner. The Company maintains in its database a detailed carrier profile for over 500 air freight carriers that provide on-demand charter service and information concerning ground transportation and aircraft loading companies in North America. The Company has implemented an Internet system to provide its account managers with real-time updates on available third party on-demand charter aircraft across North America. The Company believes that this system enables it to meet customer demands more efficiently and quickly.

     The Company's logistics system was developed in 1990 to automate access to the Company's database and has been frequently revised and improved. This system provides on-screen information regarding air carriers, aircraft type and specifications, fuel suppliers, cargo handlers and surface carriers, along with relevant cost information. In addition, the Company is an on-line subscriber to Jeppesen's Flight Planning and Kavouras Meteorological services. The flight planning services provided by Jeppesen integrate airport analyses (comprised of runway lengths, altitudes, hours of operation and noise abatement procedures) with current weather data and other information necessary to provide an automated flight plan. This flight planning service then transmits electronically the automated flight plan to the pilot and to the FAA contemporaneously.

     The Company's HawkEye software system allows account managers to track an aircraft's progress from origin to destination on his or her computer screen and on the control room's main projection board. Aircraft icons show each flight, its direction and information about the flight including the type of aircraft, the flight number, its current altitude, ground speed, distance to destination and times of departure and estimated arrival. The data supporting HawkEye is a direct data feed obtained from the FAA's Air Traffic Control computer system. The Company believes that its computer systems are generally year 2000 compliant. The Company does not know whether the computer systems of its customers, suppliers, vendors and air logistics services providers are generally year 2000 compliant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

AIRCRAFT MAINTENANCE SERVICES

     General. The Company is one of the few dedicated air freight carriers in the world capable of maintaining and repairing its own aircraft fleet (with the exception of certain aircraft engine components), which range in size from its Boeing 747s to its small prop aircraft. As a result, the Company has the capacity to provide aircraft maintenance services to other aircraft operators. The Company's maintenance services to third parties include primarily engine overhauls and air frame repairs. The Company has extensive maintenance facilities in Oscoda and Ypsilanti, Michigan and Dallas, Texas. Maintenance services at these facilities operate twenty-four hours per day, seven days per week. See "Item 2. Properties."

     Engine and Airframe Maintenance. The Company provides FAA-certified inspection, maintenance, overhaul and repair services for large and small jet engines and auxiliary power units (with the exception of certain aircraft engine components) at both the Ypsilanti and Oscoda facilities, including all levels of maintenance checks on large and small jet engines and auxiliary power units. The Company also performs all levels of aircraft maintenance checks, as well as modifying certain aircraft from passenger to freighter configuration. In addition, the Company performs avionics maintenance, component overhaul, strip and paint operations, sheet metal fabrications and repair and other related services.

     Aircraft Components, Instruments and Accessories. The Company is certified by the FAA to service the aircraft and engine accessories used in its fleet. These accessories include hydraulic, pneumatic, electrical, mechanical and electronic aircraft components. The Company also maintains an FAA-approved station for repair of a wide variety of cockpit instrumentation. This portion of the Company's business, operated as the Aerodata Aircraft Instrument Division, services instrumentation, not only for the Company, but also for outside customers.

AIRCRAFT FLEET

     The Company currently owns 124 aircraft and leases 4 aircraft from third parties, not including one aircraft held for sale and the Company's undivided one-third interest in four Falcon 20C jet aircraft. Of these aircraft, the Company operates 116 aircraft in revenue service, including six Boeing 747s, eight Lockheed L-1011s, 19 Douglas DC-8s, 29 Boeing 727s, 5 Douglas DC-9s, seven Convairs, 19 Lear jets and 12 Beechcraft BE8Ts.

     Boeing 747 Airworthiness Directives. In January 1996, the FAA issued a series of Airworthiness Directives on certain Boeing 747 aircraft which were modified for freight hauling by GATX-Airlog Company, a subsidiary of General American Transportation Corp ("GATX"). The Directives, which became effective on January 30, 1996, were issued because of concerns relating to the integrity of the cargo door and surrounding floor area in the event the aircraft were operated at their maximum cargo capacity of approximately 220,000 pounds. In spite of the fact that the aircraft affected by the Directives have flown over 83,000 hours without incident, the Directives require certain modifications to be made to the aircraft. Absent such modifications, the Directives limit the cargo capacity of these aircraft to 120,000 lbs., a limit which significantly restricts the Company's ability to profitably operate the aircraft.

     One of each of the Company's Boeing 747-200 and Boeing 747-100 freighters are affected by these Directives and have been out of service since January 1996. These Directives do not affect any of the Company's other Boeing 747s. GATX has proposed a solution to the problem identified by one of the Directives which has been approved by the FAA. An appropriate means to test the proposed solution, however, has not yet been identified. Currently, the Company anticipates modifying the Boeing 747-100 to be in compliance with a portion of the Directive for which the FAA has approved a solution by the latter half of 1998, which will allow the Company to operate it with a reduced cargo capacity of 160,000 lbs. The Company is awaiting engineering solutions to address the remaining Directives. If the cost necessary to address the remaining Directives and return both the Boeing 747-100 and 200 to maximum cargo capacity is uneconomical, the Company may either operate one or both of the aircraft at limited load capacity or use one or both of them for spare parts. The Company is currently involved in litigation against GATX to recover the cost to the repair these aircraft as well as revenues lost as a consequence of the aircraft downtime. See "Item 3. Legal Proceedings."

     Acquisition of Boeing 747s. In September 1997, the Company acquired one Boeing 747, its associated engines and one spare engine for approximately $21 million. The Company is currently converting this Boeing 747 to freighter configuration at its Oscoda, Michigan facility for an estimated cost of $9 million. In February 1998, the Company acquired for approximately $39.6 million
(i) two additional used Boeing 747s and associated engines, (ii) two additional spare engines and (iii) certain other related spare parts and support equipment. The Company has entered into an agreement to have a third party convert these two recently acquired Boeing 747s from passenger to freighter configuration in 1998 and to have other work performed at an aggregate cost of approximately $26 million. None of these Boeing 747s are affected by the Directive related to Boeing 747s modified by GATX.

     Boeing 727 Cargo Door and Floor Modifications Regulations. The Company currently operates a fleet of 29 Boeing 727s, all of which were previously converted from passenger configuration to freighter configuration by the installation of a large cargo door and numerous interior modifications for cargo container handling systems. The aircraft conversions were approved by the FAA upon the issuance of supplemental type certificates ("STCs") to four firms that engineered and designed the conversion hardware and aircraft modification processes. Twenty-eight of the Company's aircraft have been modified utilizing STCs held by three of these four firms.

     The FAA has reevaluated the engineering analysis which supported the issuance of the Boeing 727 cargo modification STCs and has preliminarily determined that the STC design features do not meet FAA certification criteria in several respects. The FAA has issued a proposed Directive to address the first of the FAA's concerns -- the structural strength of the aircraft floor structure. Other areas of concern relate to the strength of various cargo-handling system components of the Boeing 727 aircraft and are expected to be addressed by the FAA in subsequently issued Directives.

     If the proposed Directive is adopted, each operator of Boeing 727 freighter aircraft modified by any of the four firms will be required to limit the weight of each container (or pallet) position and to adopt other aircraft operating restrictions depending on the configuration of the aircraft, until the operator can demonstrate that the floor strength meets the FAA's certification criteria. Under the proposed Directive, the Company would be required to limit the weight per container/pallet position to approximately 4,000 pounds from a current maximum of 8,000 pounds. After a period of 120 days from the date the Directive becomes effective, the maximum per position weight will be fixed at approximately 3,000 pounds, until the Company can demonstrate that the floor strength meets the FAA's certification criteria. The Company believes this Directive will not have a material adverse effect on the Company.

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

TRAINING AND SAFETY

     The Company's management believes that high quality personnel and intensive training programs are key to the Company's success and the maintenance of a good safety record. As a result, the Company hires experienced flight crews and maintenance personnel and ensures that both receive ongoing training. The Company maintains its own Douglas DC-8 simulator in Miami which it both uses to train its own pilots and hires out for use by other airlines. The Company also makes use of the training facilities of other major airlines.

     The Company has an ongoing safety program that employs an industry standard database to track safety performance. Open facsimile and phone lines are available for crews to report safety problems which are entered into the database and monitored for any re-occurrence. Direct communication between flight crews and Company management is available at all times through the Company's dispatch system.

     In September 1996, pursuant to the FAA's National Aviation Safety Inspection Program, the Kalitta Companies underwent a broad but routine inspection of all of the Kalitta Companies' aircraft and maintenance operations. As a consequence of the FAA's inspection, the FAA and the Kalitta Companies entered into a Consent Order in January 1997 which required the Kalitta Companies to revise certain internal policies and procedures to address certain regulatory violations noted in an FAA inspection report as well as pending enforcement actions. Without admitting any fault, the Kalitta Companies agreed to pay a fine of $450,000, one third of which was suspended and subsequently forgiven.

SALES AND MARKETING

     The Company's marketing focus is on major users of air freight transportation services and other logistics providers. In connection with the Company's emphasis on developing and maintaining long-term relationships with major customers, the Company employs 25 account managers who are dedicated to major accounts. An account manager is responsible for educating the client about the Company's service capabilities, ensuring quality service and determining how the Company can best serve the customer. The marketing effort on behalf of the air freight carrier business is primarily focused on selected freight forwarders and integrators and existing customers. The Company also dedicates two individuals to passenger air charter marketing. The Company does not engage in mass media advertising. The Company, however, does promote its business through trade specific publications and trade shows as well as through its sponsorship of drag and short-track racing.

MAINTENANCE

     The Company's aircraft require considerable maintenance in order to remain in compliance with FAA regulations. Any equipment being placed on the Company's operating certificate is inspected and repaired prior to being utilized by the Company for either on-demand or contract charters. The Company has extensive maintenance facilities in Oscoda and Ypsilanti, Michigan and Dallas, Texas. The Company also has significant maintenance capability in Los Angeles, Miami and Terre Haute, Indiana. Maintenance services at Ypsilanti, Oscoda, Dallas, Los Angeles and Miami operate twenty-four hours per day, seven days per week. See "-- Aircraft Maintenance Services."

EMPLOYEES

     General. At March 1, 1998, the Company employed approximately 3,800 full-time personnel, of which approximately 300 were involved in sales and administrative functions and approximately 3,500 in maintenance and flight operations (including approximately 850 pilots). The Company considers its relations with its employees to be satisfactory.

     Collective Bargaining Agreement with Certain Employees of the
Company. Certain employee pilots and flight engineers of the Company (as successor to the Kalitta Companies) are members of the Airline Division of the International Brotherhood of Teamsters (the "Teamsters Union") and are employed pursuant to a Collective Bargaining Agreement (the "Collective Bargaining Agreement"). The Collective Bargaining Agreement became amendable on August 29, 1997, but remains in effect while the parties are in negotiations for a successor collective bargaining agreement. Pilots and flight engineers subject to the agreement are guaranteed pay based upon a minimum of 60 block hours per month. The agreement requires that all flight crew personnel must meet minimum qualifications and includes typical seniority, furlough, grievance, group health insurance, sick leave and vacation provisions. The seniority provisions require that the most senior flight crews have the opportunity to operate larger aircraft or move to new crew positions as aircraft or crew positions become available by reason of flight crew attrition or aircraft acquisitions. As a consequence, the contract obligates the Company to incur costs to retrain crews as they advance in seniority and progress to new aircraft or crew positions. In addition, the Company may incur costs to train flight crews to fill positions vacated by more senior flight crews. The Collective Bargaining Agreement provides that so long as it is in effect, the Teamsters Union will not authorize a strike and the Company (as successor to the Kalitta Companies) will not lockout union employees. Although the Company and the Teamsters Union have commenced "interest-based" bargaining, there can be no assurance that a new collective bargaining agreement can be reached or that negotiations will not result in work stoppages, substantial increases in salaries or wages, changes in work rules or other changes adverse to the Company.

ENVIRONMENTAL

     The Company's operations must comply with numerous environmental laws, ordinances and regulations regarding air quality and other matters. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have a material adverse effect on the Company.

     The Company is subject to the regulations of the Environmental Protection Agency and state and local governments regarding air quality and other matters. The Company leases office space, hangar space, ramp space and unimproved areas at various airport locations throughout the U.S. See "Item 2. Properties." Most of these leases require the Company to indemnify the lessor for any environmental contamination caused by the Company. In particular, the Company leases an underground fuel storage facility from Wayne County, Michigan at Willow Run Airport. If the soil or groundwater in the vicinity of this underground facility is found to be contaminated, the Company will lose its right to continue to use the facility. Moreover, the lease provides that the Company will be solely responsible for the costs to remediate any such contamination. If such contamination occurs or is otherwise discovered by governmental authorities during the term of the lease with Wayne County, the Company may incur significant expense to effect either or both of required relocation of operations or the required clean-up.

     The Company is aware of the presence of environmental contamination on properties that the Company (as successor to the Kalitta Companies) leases or owns. The Company does not believe that the costs of responding to the known contamination should or will be borne solely by the Company, if at all. While the Company does not believe that the costs of responding to the presence of such contamination is likely to have a material adverse effect on the Company, there can be no assurance in this regard. Pursuant to the Merger Agreement, Mr. Kalitta has agreed, subject to certain limitations, to indemnify the Company until May 19, 2001 against any losses arising with respect to environmental liabilities related to contamination at any of the Kalitta Companies' facilities.

     In part because of the highly industrialized nature of many of the locations at which the Company operates, there can be no assurance that the Company has discovered all environmental contamination for which it may be responsible.

GOVERNMENT REGULATION

     General. The Company is subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the Department of Transportation ("DOT") and the FAA exercise regulatory authority over air carriers. The DOT is primarily responsible for regulating economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, consumer protection, unfair methods of competition and transportation of hazardous materials. The FAA is primarily responsible for regulating air safety and flight operations, including, among other things, airworthiness requirements for each type of aircraft the Company operates, pilot and crew certification, aircraft maintenance and operational standards, noise abatement, airport slots and other safety-related factors. Certain of the Company's aircraft are subject to Directives which require modifications to the affected aircraft. See "-- Aircraft Fleet." In addition, the Company is subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency.

     The Company's international operations are governed by bilateral air services agreements between the United States and foreign countries where the Company operates. Under some of these bilateral air services agreements, traffic rights in those countries are available to only a limited number of and in some cases only one or two, U.S. carriers and are subject to approval by the applicable foreign regulators, limiting growth opportunities in such countries.

     The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to the Company for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations.

     The DOT views the Merger as a de facto transfer of the Kalitta Companies' foreign operating authority, which requires prior DOT approval. Consequently, Kitty Hawk and the Kalitta Companies filed an application with the DOT seeking temporary and permanent approval to transfer the Kalitta Companies' foreign operating authority to Kitty Hawk. On November 6, 1997, the DOT granted Kitty Hawk and the Kalitta Companies a temporary exemption from the requirement to receive DOT approval prior to the de facto transfer. While the Company believes it will receive permanent approval of the de facto transfer from the DOT, there can be no assurance in this regard. In the event the Company does not receive permanent DOT approval, the Company would be required, at its option, either to relinquish the Kalitta Companies' foreign operating authority or divest itself of the Kalitta Companies.

     Safety, Training and Maintenance Regulations. The Company's operations are subject to routine, and periodically more intensive, inspections and oversight by the FAA. Following a review of safety procedures at ValuJet, the FAA adopted changes to procedures concerning oversight of contract maintenance and training. The Company believes it is currently in compliance with such changes.

     In January 1997, the Kalitta Companies entered into a Consent Order which required the Kalitta Companies to revise certain internal policies and procedures to address regulatory violations noted in an FAA inspection report as well as pending enforcement actions. See "-- Training and Safety."

     Aging Aircraft Regulations; Potential Compliance Costs. All of the Company's aircraft are subject to Service Bulletins and Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis. These Service Bulletins or Directives could cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future, which could have a material adverse effect on the Company. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial. See "-- Aircraft Fleet" for a discussion of certain Directives which currently affect or may affect certain of the Company's aircraft.

     Noise Abatement Regulations. Airline operators must comply with FAA noise standard regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations"). Currently, the Company is in compliance with the Noise Regulations. The Company owns 73 aircraft and leases 4 aircraft that are affected by the Noise Regulations, including 11 Boeing 747s (two of which are effectively grounded due to a series of Directives unrelated to Noise Regulations), eight Lockheed L-1011s, 20 Douglas DC-8s, 33 Boeing 727s (not including one aircraft held for sale) and five Douglas DC-9-15Fs (collectively, the "Jet Fleet"). Of the aircraft in the Jet Fleet, 41 are currently in compliance with Stage III noise control standards or are currently being modified to be in compliance with such standards, including all of the Company's Boeing 747s and Lockheed L-1011s. The Company must bring the Jet Fleet into Stage III compliance by January 1, 2000. Any aircraft in the Jet Fleet that is not in compliance with the Stage III noise control standards on January 1, 2000 may not be operated in the U.S. until it complies with such standards. There can be no assurance that the Company will have sufficient funds or be able to obtain financing to cover the costs of modifying additional aircraft to meet these deadlines. The failure to modify these aircraft could have a material adverse effect on the Company. In addition, certain airport operators have adopted local regulations which, among other things, impose curfews and other noise abatement requirements. Finally, the Company's international operations are affected by noise regulations in foreign countries that may be stricter than those in effect in the U.S.

     Only six of the Company's 20 Douglas DC-8 aircraft comply with the Stage III noise control standards. The Company may elect not to modify the 14 remaining Douglas DC-8 aircraft to meet the Stage III noise control standards because the anticipated cost of approximately $3.5 million per aircraft (not including aircraft downtime) may exceed the economic benefits of such modifications. If the Company cannot or does not modify these 14 Douglas DC-8 aircraft, the Company will have to remove these aircraft from service in the United States before January 1, 2000 and may have to replace them with other aircraft. In addition, 20 of the Company's Boeing 727 aircraft currently do not comply with the Stage III noise control standards, not including one Boeing 727 currently being modified to be in compliance with such standards and one Boeing 727 held for sale. The Company currently anticipates modifying its Boeing 727 fleet (at an anticipated cost of approximately $36 million, not including aircraft downtime) to be in compliance with the Stage III noise control standards by the applicable deadlines. However, there can be no assurance regarding the actual cost or that the Company will have sufficient funds or be able to obtain financing to cover the costs of these modifications or to replace such aircraft.

     Hazardous Materials Regulations. The DOT exercises regulatory jurisdiction over the transportation of hazardous materials. The Company may from time to time transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility for compliance with these regulations and are responsible for proper packaging and labeling. Substantial civil monetary penalties can be imposed on both shippers and air carriers for infractions of these regulations.

     Foreign Operations Regulated. Certain of the Company's operations are conducted between the U.S. and foreign countries, as well as wholly between two or more points that are all located outside of the United States. As with the certificates and licenses obtained from U.S. authorities, the Company must comply with all applicable rules and regulations imposed by these foreign aeronautical authorities or be subject to the suspension, amendment or modification of its operating licenses issued by those authorities.

     Stock Ownership by Non-U.S. Citizens. Under current federal aviation law, the Company's air freight carriers could cease to be eligible to operate as air freight carriers if more than 25% of the voting stock of the Company were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air freight carrier certificate, the president and two-thirds of the directors and officers of an air freight carrier must be U.S. citizens. All of the Company's directors and officers are U.S. citizens. Furthermore, (i) the Company's Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22 1/2% of the votes voting on or consenting to any matter and (ii) the Company's Bylaws do not permit non-U.S. citizens to serve as directors or officers of the Company.

INSURANCE

     The Company is vulnerable to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. The Company is required by the DOT to carry liability insurance on each of its aircraft and many of the Company's aircraft leases and contracts also require the Company to carry such insurance. Any extended interruption of the Company's operations due to the loss of an aircraft could have a material adverse effect on the Company. The Company currently maintains public liability and property damage insurance and aircraft liability insurance for each of the aircraft in the revenue fleet in amounts consistent with industry standards. All-risk aircraft hull insurance is maintained for all aircraft in the revenue fleet other than the Company's seven Convairs and 12 Beechcraft BE8Ts. The Company maintains baggage and cargo liability insurance if not provided by its customers under contracts. Although the Company believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on the Company. The Company attempts to monitor the amount of liability insurance maintained by the third party carriers utilized in its air logistics business through, among other things, the obtaining of certificates of insurance.

SEASONALITY

     Certain customers of the Company engage in seasonal businesses, especially the U.S. Postal Service and customers in the U.S. automotive industry. As a result, the Company's air logistics business has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the U.S. automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

ITEM 2. PROPERTIES

     General. The Company's facilities consist of office space, hangars, maintenance facilities and warehouse and storage space. Some of the Company's hangar facilities are constructed on property ground leased from airport owners. Accordingly, the hangar improvements revert to the owner when the ground lease expires. These leases expire on various dates through December 2015. The Company also has various agreements with municipalities and governmental authorities that own and operate airports throughout the United States. These agreements generally relate to the Company's use of general airport facilities, but may also include leases or licenses to use hangar and maintenance space. In addition, the Company owns a number of aircraft. See "Item 1.
Business -- Aircraft Fleet."

     The following is a summary of the Company's major facilities:

                                                                                 OWNED/
                                                                                LEASED/
                 LOCATION                              USE OF SPACE             LICENSED
                 --------                              ------------             --------
1515 West 20th Street,                        Company headquarters              Owned(1)
Dallas/Fort Worth International Airport, TX
1535 West 20th Street                         Offices and warehouse             Leased
Dallas/Fort Worth International Airport, TX
1349 South Huron, Ypsilanti, MI               Offices(2)                        Leased
Willow Run Airport, Ypsilanti, MI             Office, hangar, maintenance,      Leased
                                                fuel farm and storage
N. I-94 Service Drive, Ypsilanti, MI          Office, storage and maintenance   Owned
Oscoda, MI                                    Office, hangar, maintenance,      Leased
                                                housing, fuel farm and
                                                storage
Hulman Regional Airport, Terre Haute, IN      Office, hangar and sorting        Licensed
                                                space
Los Angeles International Airport             Office, hangar and ramp           Leased
Honolulu International Airport(3)             Office and warehouse              Leased
Miami International Airport                   Office, hangar, ramp and          Leased
                                                maintenance

---------------

(1) The Company owns the building and improvements and leases the land from the Dallas/Fort Worth International Airport.

(2) The Company leases this building from a limited liability company owned by Mr. Kalitta, his son Scott Kalitta and his nephew Doug Kalitta.

(3) The Company has constructed a warehouse at the Honolulu International Airport which it leases to AIC.

     Proposed New Sorting Facility. The Company currently licenses its sorting space at the Hulman Regional Airport in Terre Haute, Indiana from Roadway Global Air for a term which will expire in August 1998. Because of the growth in the volume of freight shipped in its domestic scheduled service, the lack of available expansion space and the limited airport facilities in Terre Haute, the Company plans to move this sorting center to Fort Wayne, Indiana in the spring of 1999. The Company has entered into discussions with the Hulman Regional Airport Authority to obtain an interim lease of its current space in Terre Haute until it is able to move to Fort Wayne. There is no assurance that the Company will be able to obtain an interim lease of its Terre Haute facility.

     Oscoda Base. The Company subleases its maintenance facility at the former Wurtsmith Air Force Base in Oscoda, Michigan from the Oscoda-Wurtsmith Airport Authority pursuant to a prime lease from the U.S. Government. These subleases vary in duration from month-to-month to long-term (the last of which expires in December 2015) and are subject to earlier termination upon termination of the prime lease between the U.S. Government and the Wurtsmith Authority. Under the subleases, the Company has access to an 11,800 foot lighted runway equipped for full instrument approach, as well as office, hangar, maintenance and storage space. The hangar space includes seven hangars, two of which can completely enclose a single wide-bodied aircraft or two narrow-bodied aircraft. Because the Oscoda facility is a former U.S. Air Force base, it is also complete with living quarters and support buildings, which the Company leases from Oscoda Township under leases of varying duration from month-to-month to long-term, the last of which expires in August 2005. Until 2011, the Oscoda facility is part of a "renaissance" zone which means that the Company does not pay real or personal property taxes on its facilities and equipment in Oscoda.

ITEM 3. LEGAL PROCEEDINGS

     GATX Litigation. In January 1997, the Kalitta Companies filed suit against GATX (the "GATX Litigation") to recover damages related to the January 1996 effective grounding of two of the Kalitta Companies' Boeing 747s pursuant to the Directive affecting GATX-modified Boeing 747s. See "Item 1. Business -- Aircraft Fleet -- Boeing 747 Airworthiness Directive." Other defendants include Pemco Aeroplex Co. (the successor to Hayes International, Inc.) which developed the design for the STC relating to the modifications and Central Texas Airborne Systems, Inc. (successor to Chrysler Technologies Airborne Systems, Inc.) which modified the Kalitta Companies' Boeing 747s as a subcontractor for GATX. The suit is pending in the Federal District Court for the Northern District of California and covers a variety of claims.

     In connection with the Merger, the Company entered into an agreement with Mr. Kalitta which provides that any amounts recovered by the Company through the GATX Litigation are first to be applied to reimburse the Company for its legal costs incurred in connection with the GATX Litigation and then to correct the mechanical problems associated with the grounded Boeing 747s. Any additional amounts will be allocated 10% to the Company and 90% to Mr. Kalitta. In the event the amounts recovered by the Company, if any, are insufficient to reimburse the Company for its legal costs incurred in connection with the GATX Litigation, Mr. Kalitta will reimburse the Company for the unreimbursed portion of its legal costs related to the GATX Litigation incurred after November 19, 1997.

     U.S. Postal Service Contract. In September 1992, the U.S. Postal Service awarded an air freight services contract to Kitty Hawk and one of the Kalitta Companies, as co-bidders. Emery Worldwide Airlines, Inc. ("Emery") (the incumbent) sued to enjoin the award. This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the U.S. Postal Service terminated the contract for convenience and awarded the contract to Emery. In lieu of damages for the contract's termination, the U.S. Postal Service paid $10 million into an escrow account to be divided between Kitty Hawk and one of the Kalitta Companies. Also under the settlement, Emery paid $2.7 million into the escrow account and agreed to pay $162,500 into the escrow account each quarter for up to 10 years, so long as the Emery contract remained in effect. Before settling the ANET Litigation, Kitty Hawk, one of the Kalitta Companies and Messrs. Christopher and Kalitta agreed, among other things, to hold the escrowed funds in escrow until they had agreed upon an allocation and distribution, or until the matter was resolved by binding arbitration. Subsequent disagreements led to litigation and arbitration among Kitty Hawk, one of the Kalitta Companies and Messrs. Christopher and Kalitta that were resolved pursuant to a comprehensive settlement reached in August 1994. Under the comprehensive settlement, Kitty Hawk received approximately $3.5 million in cash from the escrowed funds and obtained a Boeing 727-200. Also under the comprehensive settlement agreement, Mr. Christopher received rights to one-half of any future contingent quarterly payments from Emery.

     Routine Litigation. The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

                  NAME                                     OFFICE(S)
                  ----                                     ---------
M. Tom Christopher.......................  Chairman of the Board of Directors and
                                           Chief Executive Officer
Conrad A. Kalitta........................  Vice Chairman
Tilmon J. Reeves.........................  President
Richard R. Wadsworth.....................  Senior Vice President -- Finance, Chief
                                             Financial Officer and Secretary

     M. Tom Christopher has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since Kitty Hawk's inception in 1985 and serves in the class of directors whose terms expire at the 2000 Annual Meeting of Stockholders. He has over 20 years of experience in the air freight industry.

     Conrad A. Kalitta has served as Vice Chairman of the Company since November 1997 and serves in the class of directors whose terms expire at the 2000 Annual Meeting of Stockholders. Mr. Kalitta founded American International Airways, Inc., Flight One Logistics, Inc. and Kalitta Flying Service, Inc., each of which were acquired by the Company in November 1997. Mr. Kalitta is also a professional drag racer in the "top-fuel" class and has won three national championships.

     Tilmon J. Reeves has served as President of the Company since May 1993 and has over 30 years of aviation experience. From May 1993 to November 1997, Mr. Reeves also served as the Company's Chief Operating Officer. Mr. Reeves became a director in October 1994 and serves in the class of directors whose terms expire at the 1999 Annual Meeting of Stockholders.

     Richard R. Wadsworth has served as Senior Vice President -- Finance since October 1992, Chief Financial Officer since September 1994 and Secretary since October 1994. From October 1994 to November 1997, Mr. Wadsworth served on the Company's Board of Directors.

     In addition, beginning on April 1, 1998, James R. Craig will become Vice President and General Counsel of the Company. From October 1994 to November 1997, Mr. Craig served on the Company's Board of Directors. Prior to April 1998, Mr. Craig was of counsel to Burke, Wright & Keiffer, P.C. Prior to his affiliation with Burke, Wright & Keiffer, P.C., Mr. Craig was in private law practice in Dallas since 1971 and in 1989 served as President of Whitehall Development Company, a real estate development firm, of which he is now a director.

     Pursuant to the Merger Agreement, the Company has agreed to cause the election of Mr. Kalitta as President of AIA until November 19, 1998 and Messrs. Christopher and Kalitta have agreed to vote their Common Stock or other voting securities in favor of Mr. Christopher as the Company's Chairman of the Board and Chief Executive Officer and Mr. Kalitta as the Company's Vice Chairman until November 19, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market System under the symbol "KTTY" since the Company's initial public offering on October 9, 1996. The following table sets forth the range of high and low sale prices of the Common Stock for the periods shown below.

                                                              PRICE RANGE
                                                              -----------
                                                              HIGH    LOW
                                                              ----    ---
October 9, 1996 through November 30, 1996...................  $14 3/4 $10
One Month Ended December 31, 1996...........................   13 1/2   8
Three Months Ended March 31, 1997...........................   12 3/4  10
Three Months Ended June 30, 1997............................   17 1/4  11 7/8
Three Months Ended September 30, 1997.......................   21 3/4  13 3/8
Three Months Ending December 31, 1997.......................   23 3/4  16 1/8

     At March 24, 1998, the Company had approximately 3,600 holders of record and beneficial owners of the Company's Common Stock.

     Kitty Hawk has never declared or paid any cash dividends on the Common Stock. The Company presently intends to retain earnings, if any, for development and growth of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Credit Facility and the indenture under which the Company's 9.95% Senior Secured Notes due 2004 (the "Notes") were issued contain significant limitations on the Company's ability to pay dividends. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors, after taking into account various factors, including the Company's earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations and there can be no assurance that dividends will be paid. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On November 19, 1997, the Company issued 4,099,150 unregistered shares of Common Stock to Mr. Kalitta in connection with the Merger. These shares were issued as consideration for Mr. Kalitta's sole ownership of AIA, AIT, FOL and OKT and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated pursuant thereto. Immediately prior to the issuance of these shares, Mr. Kalitta represented to the Company that he was an accredited investor, as defined in Regulation D promulgated pursuant to the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data with respect to the Company for each of the fiscal years indicated and for the four months ended December 31, 1995 and 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the fiscal years ended August 31, 1995 and 1996, for the four months ended December 31, 1996 and for the year ended December 31, 1997 has been derived from audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The selected balance sheet data as of August 31, 1995 and 1996 has been derived from audited consolidated financial statements of the Company not appearing in this Form 10-K. The selected balance sheet data as of December 31, 1996 and 1997 has been derived from audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The selected statement of operations and balance sheet data as of and for each of the fiscal years ended August 31, 1993 and 1994 has been derived from audited consolidated financial statements of the Company not appearing in this Form 10-K. Operating results for the four months ended December 31, 1995 and 1996 are not necessarily indicative of results that may be expected for a calendar year. In the opinion of management of the Company, the selected statement of operations data for the four months ended December 31, 1995, which are derived from the Company's unaudited consolidated financial statements appearing elsewhere in this Form 10-K, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for such periods. On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31. In November 1997, the Company acquired the Kalitta Companies. See "Item 1. Business -- The Merger." The results of operations for the Kalitta Companies for the period November 19, 1997 through December 31, 1997 are included in the selected financial and operating data for the fiscal year ended December 31, 1997.

                                                                                      FOUR MONTHS
                                                                                         ENDED              YEAR ENDED
                                            FISCAL YEAR ENDED AUGUST 31,             DECEMBER 31,          DECEMBER 31,
                                      ----------------------------------------     -----------------   ---------------------
                                       1993       1994       1995       1996        1995      1996       1996         1997
                                      -------   --------   --------   --------     -------   -------   --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Air freight carrier revenues........  $12,939   $ 28,285   $ 41,117   $ 52,922     $17,994   $20,577   $ 55,504     $137,286
Air logistics revenues..............   52,840     79,415     62,593     89,493      51,734    39,408     77,168      112,557
                                      -------   --------   --------   --------     -------   -------   --------     --------
Total revenues......................   65,779    107,700    103,710    142,415      69,728    59,985    132,672      249,843
Total costs of revenues.............   55,201     92,951     85,532    119,489      57,682    47,580    109,387      195,691
                                      -------   --------   --------   --------     -------   -------   --------     --------
Gross profit........................   10,578     14,749     18,178     22,926      12,046    12,405     23,285       54,152
General and administrative
  expenses..........................    4,394      6,013      7,832      9,080       2,862     2,725      8,943       15,106
Non-qualified profit sharing
  expense...........................      250        732      1,001      1,170         889       962      1,243        2,429
Stock option grants to executives...       --         --         --      4,231(1)       --        --      4,231(1)        --
                                      -------   --------   --------   --------     -------   -------   --------     --------
Operating income....................    5,934      8,004      9,345      8,445       8,295     8,718      8,868       36,617
Interest expense....................     (134)      (343)    (1,185)    (1,859)       (482)     (684)    (2,061)      (6,924)
Contract settlement income,
  net(2)............................      725      1,178         --         --          --        --         --           --
Other income (expense)..............      193       (432)      (601)       291          38       626        879        1,110
                                      -------   --------   --------   --------     -------   -------   --------     --------
Income before minority interest and
  income taxes......................    6,718      8,407      7,559      6,877       7,851     8,660      7,686       30,803
Minority interest...................       --         --         --         --          --        --         --         (497)
                                      -------   --------   --------   --------     -------   -------   --------     --------
Income before income taxes..........    6,718      8,407      7,559      6,877       7,851     8,660      7,686       30,306
Income taxes........................    2,613      3,146      3,143      2,768       3,097     3,367      3,038       12,416
                                      -------   --------   --------   --------     -------   -------   --------     --------
Net income..........................  $ 4,105   $  5,261   $  4,416   $  4,109(1)  $ 4,754   $ 5,293   $  4,648(1)  $ 17,890
                                      =======   ========   ========   ========     =======   =======   ========     ========
Basic and diluted earnings per
  share(3)..........................  $  0.52   $   0.66   $   0.55   $   0.52(1)  $  0.60   $  0.55   $   0.55(1)  $   1.60
                                      =======   ========   ========   ========     =======   =======   ========     ========
Weighted average common shares
  outstanding.......................    7,968      7,968      7,968      7,928       7,968     9,610      8,477       11,194
OTHER FINANCIAL DATA:
Capital expenditures................  $ 1,318   $ 13,876   $ 17,929   $ 33,538     $   175   $13,796   $ 47,159     $113,460
Adjusted EBITDA(4)..................  $ 7,104   $  9,507   $ 12,839   $ 19,840     $10,014   $12,546   $ 22,372     $ 53,278
Ratio of adjusted EBITDA to total
  interest expense..................     53.0x      27.7x      10.8x      10.7x       20.8x     18.3x      10.9x         7.7x
Ratio of earnings to fixed
  charges(5)........................     33.6x      20.6x       6.9x       4.4x       15.9x     12.9x       4.5x         4.4x

                                                                                      FOUR MONTHS
                                                                                         ENDED              YEAR ENDED
                                            FISCAL YEAR ENDED AUGUST 31,             DECEMBER 31,          DECEMBER 31,
                                      ----------------------------------------     -----------------   ---------------------
                                       1993       1994       1995       1996        1995      1996       1996         1997
                                      -------   --------   --------   --------     -------   -------   --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
OPERATING DATA:
Air freight carrier
Aircraft owned (at end of period)...       10         15         22         25          22        25         25          124
Flight hours(6).....................    7,030     11,795     15,183     20,237       6,320     7,670     21,587       46,198
Air freight charter logistics
Number of on-demand charters
  managed(7)........................    9,748     16,713     14,198     19,578       9,356     4,185     14,407       15,402

                                                                  AUGUST 31,                         DECEMBER 31,
                                                   ----------------------------------------      --------------------
                                                    1993       1994       1995       1996          1996        1997
                                                   -------    -------    -------    -------      --------    --------
BALANCE SHEET DATA:
Working capital (deficit)........................  $ 4,679    $ 4,223    $ 1,747    $(6,962)(8)  $ 33,519    $110,971(8)
Total assets.....................................   18,598     37,911     47,954     79,828       123,027     836,746
Total debt.......................................      976      9,145     16,981     36,912        24,768     404,643
Stockholders' equity.............................  $ 7,289    $12,550    $16,966    $23,639      $ 58,292    $174,873

---------------

(1) Results for the fiscal year ended August 31, 1996 and the year ended December 31, 1996 lack comparability to other periods because such periods include nonrecurring grants to two executive officers of stock options that resulted in a charge to earnings of approximately $4,231. Had these grants of stock options not occurred, net income for the fiscal year ended August 31, 1996 and year ended December 31, 1996 would have been approximately $6,648 and $7,187 and net income per share would have been $0.84 and $0.85, respectively.

(2) Reflects sums received in settlement of litigation. See "Item. 3. Legal Proceedings -- U.S. Postal Service Contract" and Note 7 of Notes to Consolidated Financial Statements.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the consolidated financial statements.

(4) Adjusted EBITDA represents net income before minority interest, income tax expense, interest expense, depreciation, amortization and certain items described below. Adjusted EBITDA excludes approximately $4,231 from stock options granted to executives in 1996 and approximately $725 and $1,178 in contract settlements in fiscal 1993 and 1994, respectively. Adjusted EBITDA is presented because it is a financial indicator of the Company's ability to incur and service debt. However, adjusted EBITDA is not calculated under GAAP, is not necessarily comparable to similarly titled measures of other companies and should not be considered in isolation, as a substitute for operating income, net income or cash flow data prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity.

(5) In calculating the ratio of earnings to fixed charges, earnings consist of income before minority interest and income tax expense and fixed charges (less capitalized interest). Fixed charges consist of capitalized interest, interest expense, amortization of debt expense and one-third of rental payments on operating leases (such factor having been deemed by the Company to represent the interest portion of such payments).

(6) As reported by the Company to the Federal Aviation Administration. Flight hours reported are less than block hours, which also include the time an aircraft is operating under its own power whether or not airborne. The Company generally bills its customers on a block hour basis.

(7) Includes on-demand charters flown by the Company's aircraft.

(8) Working capital includes a $10 million Revolving Credit Facility classified as a current liability that was subsequently repaid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Acquisition of the Kalitta Companies. On November 19, 1997, the Company acquired all of the outstanding stock of the Kalitta Companies. The results of operations for fiscal year 1997 include the results of operations of the Kalitta Companies for the period November 19, 1997 to December 31, 1997, which is generally the highest volume and most profitable period of the year. See "Item
1. Business -- Recent Financial Performance of the Kalitta Companies" and
"-- Seasonality."

     Revenues. The Company's revenues are derived from two related businesses
(i) air freight carrier and (ii) air logistics. Air freight carrier revenues are derived substantially from ACMI contract and on-demand charters flown with the Company's aircraft. In addition, revenues from the Company's scheduled overnight freight service, passenger charter service and third party maintenance operations are also included in air freight carrier revenues. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers. With respect to on-demand charters that are arranged by the Company and flown with its own aircraft, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues.

     The principal factors that have contributed to revenue growth over the past several years have been increases in the size of the Company's fleet (from 10 aircraft at December 31, 1993 to 124 aircraft at December 31, 1997 (including 82 aircraft from the acquisition of the Kalitta Companies), the general U.S. economic expansion since 1992 and increased global demand for time sensitive air freight services.

     Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier business consist of the costs for maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for the ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis, although the Company absorbs the cost of fuel in its scheduled freight operations. Cost of revenues also includes cost of sales associated with third party maintenance revenues. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown on the Company's aircraft, all related air transportation expenses are allocated to the air freight carrier business and all related cargo ground handling and transportation are allocated to the air logistics business.

     Under the Company's Amended and Restated Annual Incentive Compensation Plan, the Company awards semiannual cash bonuses to its employees. The aggregate amount of bonuses for fiscal years 1995 and 1996, the year ended December 31, 1997 and the four months ended December 31, 1996 have equaled 11.7%, 9.5%, 7.3%, and 10%, respectively, of the Company's income before the deduction of income taxes, stock option grants to executives and the bonuses that were expensed under this plan.

     The Company's gross margins have been substantially higher in its air freight carrier business (which uses Company aircraft) than in its air logistics business (which principally uses third party aircraft). In addition, the air freight carrier business historically has provided a more predictable revenue base. Accordingly, the Company is continuing to shift its aircraft from on-demand service to ACMI contracts.

     Significant Events Affecting Comparability of Results of Operations. Since September 1, 1994, several events have affected the comparability of results of operations for each of the last three fiscal years. In fiscal year 1995, the Company expensed approximately $727,000 relating to its attempted initial public offering. In fiscal year 1996, the Company granted Messrs. Reeves and Wadsworth options to purchase 390,707 and 153,567 shares of Common Stock, respectively, for an exercise price of $0.01 per share that resulted in a charge to earnings of approximately $4,231,000. In 1997, the Company acquired the Kalitta Companies and included their results of operations for the period November 19, 1997 to December 31, 1997 in the Company's results of operations, which increased revenues by approximately $58.9 million, costs of revenues by approximately $49.4 million and income before interest, minority interest and income taxes by approximately $6.5 million.

     Reduced Dependence of Significant Customers. Historically, the Company derived a substantial amount of revenue from a limited number of customers. Subsequent to November 19, 1997, as a result of the acquisition of the Kalitta Companies, the Company is significantly less dependent on revenues from these customers, although revenues from the U.S. Postal Service are expected to be a significant portion of the Company's revenues.

     Change in Fiscal Year. On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31. The following discussion is of the Company's financial condition and results of operations (i) for the years ended December 31, 1996 and 1997, (ii) for the four months ended December 31, 1995 and 1996 and (iii) for the fiscal years ended August 31, 1995 and 1996.

RESULTS OF OPERATIONS

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit and the gross profit margin by revenue type:

                                                                   FOUR MONTHS ENDED
                         FISCAL YEAR ENDED AUGUST 31,                DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                       ---------------------------------   ---------------------------------   ----------------------------------
                            1995              1996              1995              1996              1996               1997
                       ---------------   ---------------   ---------------   ---------------   ---------------   ----------------
                                                                     (IN THOUSANDS)
AIR FREIGHT CARRIER:
Revenues.............  $41,117   100.0%  $52,922   100.0%  $17,994   100.0%  $20,577   100.0%  $55,504   100.0%  $137,286   100.0%
Costs of revenues....   28,104    68.4    38,760    73.2    11,685    64.9    13,784    67.0    41,448    74.7    100,598    73.3
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----   --------   -----
Gross profit.........  $13,013    31.6%  $14,162    26.8%  $ 6,309    35.1%  $ 6,793    33.0%  $14,056    25.3%  $ 36,688    26.7%
                       =======   =====   =======   =====   =======   =====   =======   =====   =======   =====   ========   =====
AIR LOGISTICS:
Revenues.............  $62,593   100.0%  $89,493   100.0%  $51,734   100.0%  $39,408   100.0%  $77,168   100.0%  $112,557   100.0%
Costs of revenues....   57,428    91.7    80,140    89.5    45,997    88.9    33,796    85.8    67,938    88.0     95,093    84.5
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----   --------   -----
Gross profit.........  $ 5,165     8.3%  $ 9,353    10.5%  $ 5,737    11.1%  $ 5,612    14.2%  $ 9,230    12.0%  $ 17,464    15.5%
                       =======   =====   =======   =====   =======   =====   =======   =====   =======   =====   ========   =====

     The following table presents, for the periods indicated, consolidated income statement data expressed as a percentage of total revenues:

                                              FISCAL YEAR       FOUR MONTHS
                                                 ENDED             ENDED           YEAR ENDED
                                               AUGUST 31,       DECEMBER 31,      DECEMBER 31,
                                             --------------    --------------    --------------
                                             1995     1996     1995     1996     1996     1997
                                             -----    -----    -----    -----    -----    -----
REVENUES:
  Air freight carrier......................   39.6%    37.2%    25.8%    34.3%    41.8%    54.9%
  Air logistics............................   60.4     62.8     74.2     65.7     58.2     45.1
                                             -----    -----    -----    -----    -----    -----
Total revenues.............................  100.0    100.0    100.0    100.0    100.0    100.0
Total costs of revenues....................   82.5     83.9     82.7     79.3     82.4     78.3
                                             -----    -----    -----    -----    -----    -----
Gross profit...............................   17.5     16.1     17.3     20.7     17.6     21.7
General and administrative expenses........    7.6      6.4      4.1      4.5      6.8      6.0
Non-qualified profit sharing expense.......    0.9      0.8      1.3      1.6      0.9      0.9
Stock option grants to executives..........     --      3.0       --       --      3.2       --
                                             -----    -----    -----    -----    -----    -----
Operating income...........................    9.0      5.9     11.9     14.6      6.7     14.8
Interest expense...........................   (1.1)    (1.3)    (0.7)    (1.2)    (1.6)    (2.8)
Other income (expense).....................   (0.6)     0.2      0.1      1.0      0.7      0.4
                                             -----    -----    -----    -----    -----    -----
Income before minority interest and income
  taxes....................................    7.3      4.8     11.3     14.4      5.8     12.4
Minority interest..........................     --       --       --       --       --     (0.2)
                                             -----    -----    -----    -----    -----    -----
Income before income taxes.................    7.3      4.8     11.3     14.4      5.8     12.2
Income taxes...............................    3.0      1.9      4.4      5.6      2.3      5.0
                                             -----    -----    -----    -----    -----    -----
Net income.................................    4.3%     2.9%     6.9%     8.8%     3.5%     7.2%
                                             =====    =====    =====    =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1996

     The results of operations data for the year ended December 31, 1996 referred to below, are taken from the Company's unaudited financial statements, which are not separately presented herein, and are presented for comparative purposes only. In the opinion of management, the 1996 results of operations include all adjustments management believes are necessary for a fair presentation.

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased to $137.3 million, or 147.3%, for 1997 from $55.5 million for 1996, principally due to an increase in fleet size and the acquisition of the Kalitta Companies. Approximately $58.9 million of the increase was due to revenues generated by the Kalitta Companies from November 19, 1997 to December 31, 1997, which is the highest volume and most profitable portion of the year. See "-- Seasonality." The remaining increase of approximately $22.9 million is primarily attributable to the growth in the Company's aircraft fleet from 25 aircraft at December 31, 1996 to 42 aircraft immediately prior to the acquisition of the Kalitta Companies. Air freight carrier on-demand and ACMI contract charter revenues were $31.4 million and $108.7 million, or 21.3% and 73.5%, respectively, of total air freight carrier revenues for 1997, as compared to $15.9 million and $37.8 million, or 28.7% and 68.1%, respectively, of total air freight carrier revenues for 1996. Passenger charter and third party maintenance services represent approximately 3.8% of 1997 air freight carrier revenues. Revenues from on-demand charters flown by Company aircraft for 1997 decreased 25.8% as a percent of air freight carrier revenues from the prior year due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Prices for the Company's on-demand and ACMI contract charters remained relatively constant during this period.

     Revenues -- Air Logistics. Air logistics revenues increased $35.4 million, or 45.9%, to $112.6 million in 1997 from $77.2 million in 1996. The increase was primarily due to increased demand for on-demand charters generally and specifically for charters that require larger aircraft, which generate greater revenues. Prices for the Company's air logistics services remained relatively constant during this period. The number of on-demand charters managed increased by 995 charters, or 6.9% to 15,402 charters for 1997 from 14,407 charters for 1996. Additionally, revenues from the Company's Christmas contract with the U.S. Postal Service increased by $18.5 million, or 79.6%, for 1997 from $23.3 million for 1996.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $59.1 million, or 142.7%, to $100.6 million in 1997, from $41.4 million in 1996, reflecting increased costs associated with increased fleet size. Maintenance expenses increased $17.2 million, or 150%, to $28.7 million in 1997 from $11.5 million in 1996. Maintenance expenses increased as a percentage of revenues to 11.5% from 8.7%. The increase was primarily attributable to adding the aircraft fleet of the Kalitta Companies which generally have greater maintenance costs as a percentage of revenue. During 1997, the Kalitta Companies accounted for $15.5 million of these maintenance expenses. The gross profit margin from the air freight carrier business increased from 25.3% for 1996 to 26.7% for 1997. The Kalitta Companies and their fleet of aircraft contributed $9.4 million, or 25.7%, of gross profit for 1997 with the remainder of the fleet of the Company contributing $27.2 million, or 74.3%, of gross profit. The increase in margins related to the remainder of the fleet was primarily the result of lower maintenance costs resulting from operational efficiencies associated with increased fleet size, higher utilization of aircraft during 1997 and lower average fuel prices in 1997 as compared to 1996. Fuel prices may increase during 1998 due to reduced oil exports by certain countries.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $27.2 million, or 40%, to $95.1 million for 1997, from $67.9 million for 1996. The gross profit margin from air logistics increased from 12% for 1996 to 15.5% for 1997. The increase in gross profit margin is mainly attributable to the Company's 1997 Christmas contract with the U.S. Postal Service.

     General and Administrative Expenses. General and administrative expenses increased $6.2 million, or 68.9%, to $15.1 million for 1997 from $8.9 million for 1996. Not including costs associated with the Merger, the Common Stock Offering, the Note Offering, the Term Loan and Credit Facility, the acquisition of the Kalitta Companies contributed approximately $3 million to the increase in general and administrative expenses for 1997, representing costs for administrative support after the Merger. Excluding the effect of the acquisition of the Kalitta Companies, the Company experienced an increase in general and administrative expenses from $8.9 million for 1996 to $12.2 million for 1997 primarily as a result of an increase in support functions and administrative costs associated with the growth in the aircraft fleet (from 25 aircraft at December 31, 1996 to 42 aircraft at November 18, 1997) and the increased volume of business of the air freight carrier. As a percentage of revenues, general and administrative expenses decreased to 6% in 1997 from 6.7% for 1996.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $1.2 million, or 95.9%, to $2.4 million for 1997 from $1.2 million for 1996, reflecting the increase of net income before taxes for 1997.

     Operating Income. As a result of the above, operating income increased $27.7 million, or 312.8%, to $36.6 million for 1997 from $8.9 million for 1996. Operating margin increased to 14.7% for 1997 from 6.7% for 1996.

     Interest Expense. Interest expense increased to $6.9 million for 1997, as compared to $2.1 million for 1996, an increase of $4.9 million, or 235.8%. The increase is primarily a result of incurring $45.9 million of debt under the Term Loan for the acquisition of 16 Boeing 727 aircraft in September 1997 and issuing the Notes in November 1997 in connection with the acquisition of the Kalitta Companies. Because these borrowings are expected to remain outstanding, interest expense for 1998 will be substantially higher.

     Other Income. Other income increased to $1.1 million for 1997 from $0.9 million for 1996. The increase was primarily due to increased interest income during 1997 from the investment of net proceeds from the Company's initial public offering and of approximately $56 million of net proceeds from the Note Offering.

     Minority Interest. Minority interest represents the earnings attributable to the 40% of AIC owned by a third party, which was approximately $497,000. The results are for the period November 19, 1997 to December 31, 1997, which is generally the highest volume and most profitable portion of the year. See
"-- Seasonality."

     Income Taxes. The Company's effective tax rate increased to 41% for 1997 as compared to 39.4% for 1996. The increase is primarily due to increased state income taxes.

     Net Income. As a result of the above, net income increased to $17.9 million for 1997, compared to $4.7 million for 1996. Net income as a percentage of total revenues increased to 7.2% for 1997 from 3.5% in 1996.

FOUR MONTHS ENDED DECEMBER 31, 1996 COMPARED TO FOUR MONTHS ENDED DECEMBER 31, 1995

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased to $20.6 million, or 14.4%, from $18 million for the four months ended December 31, 1996 compared to the four months ended December 31, 1995, principally from an increase in fleet size from 21 aircraft to 26 aircraft during the comparable periods. Air freight carrier on-demand and ACMI contract charter revenues were $3 million and $16.9 million, or 14.5% and 82.3%, respectively, of total air freight carrier revenues for the four months ended December 31, 1996, as compared to $7.8 million and $9.2 million, or 43.2% and 51.3%, respectively, for the four months ended December 31, 1995. Revenues from on-demand charters flown by Kitty Hawk aircraft for the four months ended December 31, 1996 decreased 61.6% from the comparable prior year period primarily as the result of Kitty Hawk's strategy to use as many aircraft as possible under ACMI contracts, which provide more stable, predictable revenues. Prices for Kitty Hawk's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues decreased $12.3 million, or 23.8%, to $39.4 million in the four months ended December 31, 1996, from $51.7 million in the four months ended December 31, 1995. This decrease was primarily due to decreased demand for on demand charters from the automobile industry in the fourth quarter of calendar year 1996 and is partially offset by an increase in the number of managed charters for the U.S. Postal Service during December 1996. Prices for Kitty Hawk's air logistics services remained relatively constant.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $2.1 million, or 18%, to $13.8 million in the four months ended December 31, 1996, from $11.7 million in the four months ended December 31, 1995, reflecting the increased volume of business from Boeing 727-200 ACMI contract charters. Gross profit margin from the air freight carrier decreased to 33% in the four months ended December 31, 1996, from 35.1% in the comparable prior year period. This decrease reflects the increase in ACMI contract charters, which produce lower gross margins than on-demand charters.

     As reported to the FAA, overall aircraft utilization increased to 7,670 flight hours for the four months ended December 31, 1996, from 6,320 in the four months ended December 31, 1995, a 21.4% increase. This increase was primarily due to the increased hours flown for ACMI contract charters.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues decreased $12.2 million, or 26.5%, to $33.8 million in the four months ended December 31, 1996, from $46 million in the four months ended December 31, 1995, reflecting the decreased volume of business. The gross profit margin from air logistics increased to 14.2% in the four months ended December 31, 1996, from 11.1% in the comparable prior year period, an increase of 27.9%. This increase was primarily due to Kitty Hawk's additional revenues and increased gross profit margin from the U.S. Postal Service Christmas contract in December 1996 and Kitty Hawk's success in reducing its costs paid to third party air freight carriers and ground service providers.

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

     Interest Expense. Interest expense increased to $684,000 for the four months ended December 31, 1996 from $482,000 in the four months ended December 31, 1995, a 42% increase. The increase was primarily the result of the incurrence of additional long-term debt to finance the acquisition of Boeing 727-200 aircraft subsequent to December 31, 1995.

     Other Income (Expense). Other income increased to $626,000 in the four months ended December 31, 1996, from $38,000 in the comparable prior year period. The increase was primarily due to the temporary investment of the net proceeds of Kitty Hawk's initial public offering.

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

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased $11.8 million or 28.7% from $41.1 million for fiscal year 1995 to $52.9 million for fiscal year 1996. Air freight carrier on-demand and ACMI contract charter revenues were $20.7 million and $30.1 million, or 39.2% and 56.8%, respectively, of total air freight carrier revenues for fiscal year 1996, as compared to $18.1 million and $20.9 million, or 44.2% and 50.8%, respectively, for fiscal year 1995. Revenues from on-demand charters flown by Kitty Hawk aircraft for fiscal year 1996 increased 14% from the prior year. The increase in ACMI revenues of $9.2 million from 1995 to 1996 was principally due to Kitty Hawk's strategy to increase its Boeing 727 fleet and dedicate more aircraft to ACMI contract service. Prices for Kitty Hawk's on-demand and ACMI contract charters remained relatively constant.

     Revenues -- Air Logistics. Air logistics revenues increased $26.9 million, or 43%, to $89.5 million in fiscal year 1996, from $62.6 million in fiscal year 1995. This increase was primarily due to increased demand for on demand charters from the automobile industry in the fourth quarter of calendar year 1995 and a substantial increase in the number of managed charters for the U.S. Postal Service during December 1995. Prices for Kitty Hawk's air logistics services remained relatively constant.

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

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $22.7 million, or 39.5%, to $80.1 million in fiscal year 1996, from $57.4 million in fiscal year 1995, reflecting the increased volume of business. The gross profit margin from air logistics increased to 10.5% in fiscal year 1996, from 8.3% in the comparable prior year period, a 26.5% increase. This increase was primarily due to Kitty Hawk's success in reducing its costs paid to third party air freight carriers and ground service providers and increased gross profit margin from the U.S. Postal Service Christmas contract in December 1995.

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

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense increased $169,000, or 16.9%, to $1.2 million in fiscal year 1996, from $1 million in fiscal year 1995, reflecting the increased profitability from operating activities of Kitty Hawk in fiscal year 1996.

     Stock Option Grants to Executives. During fiscal year 1996, Kitty Hawk granted two executive officers options to purchase 544,274 shares of Common Stock that resulted in a charge to earnings of approximately $4,231,000.

     Operating Income. Operating income decreased $311,000, or 3.3%, to $9 million in fiscal year 1996, from $9.3 million in fiscal year 1995. Operating income margin decreased to 6.3% from 9%, for fiscal year 1996 and 1995, respectively.

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

     Other Income (Expense). Other income increased to $291,000 in fiscal year 1996, from an expense of $601,000 in the comparable prior year period. The increase was primarily due to the write-off of costs associated with Kitty Hawk's attempted initial public offering in fiscal year 1995 and increased interest income in fiscal year 1996.

     Income Taxes. Income taxes as a percentage of income before income taxes decreased to 40.3% for fiscal year 1996, from 41.6% for the comparable prior year period. The decrease was primarily due to decreased state income taxes.

     Net Income. As a result of the above, net income decreased to $4.1 million in fiscal year 1996, from $4.4 million in fiscal year 1995, a 7% decrease. Net income as a percentage of total revenues decreased to 2.9% in fiscal year 1996, from 4.3% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the acquisition and modification of aircraft, working capital and the expansion and improvement of maintenance and support facilities. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its fleet and for debt service. The Company also has seasonal working capital needs, because it generates higher revenue and cash flow in the fourth calendar quarter and lower revenue and cash flow in the first calendar quarter. The Company's cash requirements for maintenance and working capital (particularly its seasonal requirements) have increased substantially due to the acquisition of the Kalitta Companies. Funding requirements have historically been met through internally generated funds, bank borrowings and aircraft sales and from public and private offerings of equity and debt securities. From time to time, the Company has entered into sale/leaseback transactions to acquire aircraft and may do so in the future.

     In connection with the acquisition of the Kalitta Companies, the Company sold 2,200,000 shares of Common Stock resulting in net proceeds to the Company of approximately $38.3 million. In addition, the

Company issued $340 million of 9.95% Senior Secured Notes, resulting in net proceeds to the Company of approximately $329.1 million. See "Item 1.
Business -- The Common Stock Offering, the Note Offering, the Credit Facility and the Term Loan." The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing 747s (two of which were purchased in February 1998), eight Lockheed L-1011s and 13 Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries, other than AIC.

     The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus 5%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines, the stock of each of the Company's subsidiaries and the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

     In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $59.3 million) and is secured by the same collateral as the Term Loan. The Credit Facility initially bears interest at LIBOR plus 2.75% or a Base Rate 1.25%, subject to adjustment. The Base Rate is WFB's Prime Rate or the Federal Funds Rate plus 5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of March 31, 1998, the Company had a balance of approximately $15 million outstanding under the Credit Facility and available borrowings under the Credit Facility of approximately $44.3 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of December 31, 1997, the Company was not in compliance with the funded debt to Adjusted EBITDA ratio. The Company has obtained a waiver as of December 31, 1997 with respect to this ratio.

     Capital expenditures were $113.5 million and $28.7 million for 1997 and 1996, respectively. Capital expenditures for 1997 were primarily for the purchase of (i) 20 Boeing 727 aircraft (including 16 Boeing 727s acquired from the Kalitta Companies) (ii) cargo and noise abatement modifications for three Boeing 727 aircraft and one Boeing 747 aircraft, (iii) noise abatement equipment with respect to two Douglas DC-9 aircraft, (iv) leasehold improvements to three Boeing 727 aircraft, including a cargo conversion, (v) the Company's 40,000 square foot headquarters facility and related ground sublease at Dallas/Fort Worth International Airport, (vi) five major maintenance checks on Boeing 727s,
(vii) overhauls on seven engines and acquisition of 11 JT8D engines and (viii) ground service equipment for use in the Company's 1997 Christmas contract with the U.S. Postal Service. Capital expenditures for 1996 were primarily for the purchase of (i) three Boeing 727 aircraft and (ii) cargo and noise abatement modifications for two Boeing 727 aircraft.

     During 1998, the Company estimates that capital expenditures will aggregate approximately $155.5 million (approximately $39.6 million of which has already been incurred) and that it will make substantial capital expenditures thereafter. As of March 24, 1998, the Company has acquired two Boeing 747s for approximately $39.6 million and anticipates modifying these aircraft to cargo configuration and having other work performed at an aggregate cost of approximately $26 million. The acquisition of the Boeing 747s was funded with approximately $39.6 million of the net proceeds from the Note Offering. The cargo conversion will be funded with approximately $16.4 million of the net proceeds from the Note Offering and approximately $9.6 million of internally generated funds or borrowings under the Credit Facility. Additionally, the Company anticipates converting one Boeing 727 aircraft from passenger to freighter configuration during 1998 at a cost of approximately $5 million.

     During 1998, the Company anticipates capital expenditures ranging from $27 million to $32 million for noise abatement modifications to Douglas DC-9 and Boeing 727 aircraft currently owned. The Company's total capital expenditures for noise abatement modifications for its existing fleet of owned and leased aircraft is expected to be between $80 million and $90 million. The entire fleet must be Stage III compliant by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase. See "Item 1.
Business -- Government Regulation -- Noise Abatement Regulations."

     Service Bulletins and Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of the Company's aircraft to be subject to extensive aircraft examinations and require certain of the Company's aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue among other things, at specified times. It is possible that additional Service Bulletins or Directives applicable to the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial. See "Item 1. Business -- Government Regulation -- Aging Aircraft Regulations; Potential Compliance Costs."

     The Company operates a fleet of 29 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a proposed Directive, which if adopted, would limit the cargo capacity of 28 of these Boeing 727s until certain modifications are made. The costs to make such modifications and the amount of revenue that could be lost cannot currently be estimated. However, the Company believes this Directive will not have a material adverse effect of the Company. See "Item 1. Business -- Aircraft Fleet."

     The Company believes that available funds, bank borrowings and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to sell any additional equity or debt securities or obtain additional credit facilities. Notwithstanding the foregoing, the Company may sell additional equity or debt securities or obtain additional credit facilities at any time.

YEAR 2000

     The Company believes that its computer systems are generally year 2000 compliant. The Company does not yet know whether the computer systems of the FAA or its customers, suppliers, vendors and air logistics service providers are generally year 2000 compliant. The Company has begun discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations and assess the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants reporting directly to the Company's Audit Committee. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts will be adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Company's year 2000 initiatives is not expected to have a material adverse effect on the Company.

OTHER MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have a significant impact on the Company. SFAS 131 establishes standards for the manner that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131 and, therefore, has not yet determined the impact, if any, this statement will have on the Company's financial reporting.

SEASONALITY

     Certain customers of the Company engage in seasonal businesses, especially the U.S. Postal Service and customers in the U.S. automotive industry. As a result, the Company's air logistics business has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the U.S. automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

QUARTERLY RESULTS OF OPERATIONS

     The following tables reflect certain selected quarterly operating results, which have not been audited or reviewed. The information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere herein and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. The Company's results vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                 QUARTER ENDED                              ONE MONTH
                       -----------------------------------------------------------------      ENDED
                       NOVEMBER 30,   FEBRUARY 29,   MAY 31,   AUGUST 31,   NOVEMBER 30,   DECEMBER 31,
                           1995           1996        1996        1996          1996           1996
                       ------------   ------------   -------   ----------   ------------   ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.......    $36,045        $48,577      $22,504    $35,289       $25,414        $34,572
Gross profit.........      5,936          8,190        3,265      6,124         5,118          7,288
Operating income.....      3,564          2,447          897      2,126         2,851          5,868
Net income...........      1,956          1,273          182        698         1,632          3,661
Basic and diluted
 earnings per
 share(1)............    $  0.25        $  0.16      $  0.02    $  0.09       $  0.18        $  0.37

                                          QUARTER ENDED
                       ---------------------------------------------------
                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         1997        1997         1997            1997
                       ---------   --------   -------------   ------------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.......   $28,102    $32,366       $41,199        $148,176
Gross profit.........     5,355      7,451         8,748          32,598
Operating income.....     2,571      4,679         5,593          23,774
Net income...........     1,414      2,561         2,993          10,922
Basic and diluted
 earnings per
 share(1)............   $  0.14    $  0.25       $  0.29        $   0.82

---------------
(1) Except for the quarter ended December 31, 1997, earnings per share information for each of the quarters has been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Substantial Leverage and Debt Service. The Company incurred substantial indebtedness through the issuance of the Notes and contemporaneously with the issuance thereof entered into the Credit Facility, which allows for revolving borrowings of up to $100 million, subject to a current borrowing base limitation of approximately $59.3 million. In addition, the Company entered into the Term Loan to refinance a $45.9 million loan which was incurred in September 1997 in connection with the acquisition of 16 Boeing 727s from the Kalitta Companies. At December 31, 1997, the Company's total indebtedness was approximately $404.6 million and its stockholders' equity was $174.9 million. At March 31, 1998, there was a balance of $15 million under the Credit Facility and a balance of approximately $45.9 million under the Term Loan. The Indenture pursuant to which the Notes were issued permits the Company to incur substantial amounts of additional indebtedness for certain specified purposes, including an unlimited amount to acquire aircraft and aircraft-related assets.

     The degree to which the Company is leveraged could have important consequences, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available to the Company for other purposes; and (iii) the Company's substantial leverage may place the Company at a competitive disadvantage, hinder its ability to adjust rapidly to changing market conditions and make it more vulnerable in the event of a downturn in general economic conditions or its business or in the event of a strike or other labor problems at one of its significant customers.

     The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness will depend on its future financial performance, which to a certain extent will be subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations to service its indebtedness and make necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its indebtedness, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained, any of which could have a material adverse effect on the Company.

     Recent Financial Performance of the Kalitta Companies. The Kalitta Companies on a combined basis posted net losses of $17,000 in 1996 and of $40.8 million during the period from January 1, 1997 to November 18, 1997 (the day immediately preceding the consummation of the Merger). The Company believes that the recent negative financial performance prior to the Merger can be attributed to a number of factors, including (i) the incurrence of abnormally high engine overhaul expenses due to FAA Directives, (ii) the loss of revenue resulting from the effective grounding of two Boeing 747s in January 1996 due to a series of Directives, (iii) the incurrence principally in 1997 of start-up costs associated with establishing the Kalitta Companies' wide-body passenger charter business, (iv) the incurrence of costs to add and maintain flight crews in anticipation of increased air freight carrier business which has not yet materialized in part due to delays in acquiring aircraft and (v) lower revenues from the U.S. Military. Since January 1, 1998, AIA, which accounts for a substantial proportion of the combined operating results of the Kalitta Companies, has continued to suffer losses. The Company is striving to implement changes to improve the operating performance of AIA and AIA's relationships with its customers. The Company expended approximately $800,000 towards Merger-related integration during the fourth quarter of 1997 and has budgeted another $1.5 million for Merger-related costs for 1998. The Company believes AIA's results of operations for the first quarter of 1998 will be better than AIA's results of operations for the first quarter of 1997. Generally, the Company believes that AIA's losses for the first quarter of 1998 are the result of problems related to crew scheduling, maintenance scheduling and parts logistics.

     Risks of Business Integration. There can be no assurance that the Company will be able to successfully integrate the operations of Kitty Hawk and the Kalitta Companies or achieve the aims of the Merger. The benefits of the Merger require (i) the integration of administrative, finance, purchasing, dispatching, maintenance, sales and marketing organizations, (ii) the coordination of aircraft operations and (iii) the implementation of appropriate operational, financial and management systems and controls. This will require substantial ongoing attention from the Company's management. The failure to successfully integrate Kitty Hawk and the Kalitta Companies would have a material adverse effect on the Company.

     Control by Messrs. Christopher and Kalitta. As of the date hereof, Mr. Christopher, the Company's Chairman and Chief Executive Officer, beneficially owns 5,948,436 shares, or approximately 35.5% of the outstanding Common Stock, and Mr. Kalitta, the Company's Vice Chairman, beneficially owns 4,099,150 shares, or approximately 24.4% of the outstanding Common Stock, of which 650,000 shares are held in escrow to secure Mr. Kalitta's indemnification obligations under the Merger Agreement. As a consequence, the success of the Company depends, in some part, upon the ability of Messrs. Christopher and Kalitta to work together. Prior to the Merger, Messrs. Christopher and Kalitta were competitors and had disagreements, one of which resulted in litigation between Kitty Hawk and the Kalitta Companies. See "Item 3. Legal Proceedings -- U.S. Postal Service Contract." Disagreements between Messrs. Christopher and Kalitta in the future could delay or disrupt the Company's operations and have a material adverse effect on the Company. Messrs. Christopher and Kalitta have entered into a voting agreement that, among other things, provides that until November 2000, Messrs. Christopher and Kalitta will vote their shares of Common Stock in favor of director nominees selected by a Nominating Committee or in certain cases, the Board of Directors.

     Cyclicality and Seasonality. The Company's services are provided to numerous industries and customers that experience significant fluctuations in demand based on economic conditions and other factors beyond the control of the Company. The demand for the Company's services could be materially adversely affected by downturns in the businesses of the Company's customers. The Company believes a significant percentage of its revenues will continue to be generated from services provided to the U.S. automotive industry, which has historically been a cyclical industry. A contraction in the U.S. automotive industry, a prolonged work stoppage or other significant labor dispute involving that industry, or a reduction in the use of air freight charters by that industry, could have a material adverse effect on the Company.

     Certain customers of the Company engage in seasonal businesses, especially the U.S. Postal Service and customers in the U.S. automotive industry. As a result, the Company's air carrier business and air freight charter logistics business have historically experienced their highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the U.S. automotive industry typically increase. Consequently, the Company generally experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year. In addition, the Company has provided charter carrier services to the U.S. Military during periods of heightened military activity, such as the Persian Gulf conflict, which has caused its results of operations to fluctuate.

     Availability of Facilities. The Company leases the majority of its facilities from third parties. If the Company continues to grow, it must be able to expand its current facilities or relocate to new ones.

     The Company's scheduled air freight operations utilize a sorting space at the Hulman Regional Airport in Terre Haute, Indiana. This sorting space is licensed from Roadway Global Air for a term which expires in August 1998. Because of the growth in the amount of freight sorted at this facility, the lack of available expansion space and the limited airport facilities in Terre Haute, the Company plans to move this sorting operation to Fort Wayne, Indiana in the spring of 1999. The Company is currently negotiating a lease with the airport authority in Fort Wayne and an interim lease for its current space in Terre Haute. There can be no assurance that the Company will be able to complete either of these negotiations or do so on favorable terms. Moreover, the move to Fort Wayne is dependent on the issuance of bonds by the Fort-Wayne-Allen County Airport Authority (the "Fort Wayne Authority"). There can be no assurance that the Fort Wayne Authority will complete the bond issuance in a timely manner or at all. The failure of the Company to successfully obtain sufficient space to operate would have a material adverse effect on the Company.

     The Company also leases its Oscoda, Michigan maintenance facilities under various subleases from the Oscoda-Wurtsmith Airport Authority (the "Wurtsmith Authority"). These subleases vary in duration from month-to-month to long-term (the last of which expires in December 2015) and are subject to earlier termination upon termination of the prime lease between the U.S. Government and the Wurtsmith Authority. The Company is highly dependent on its facilities in Oscoda. There can be no assurance that the Company will be successful in extending these subleases or do so on favorable terms or that the prime lease will not terminate prior to its stated expiration. Failure to extend one or more of the subleases or early termination of the prime lease would force the Company either to reduce substantially its maintenance capabilities or relocate the Oscoda maintenance operations, either of which could increase costs and reduce revenues. If the Company were forced to relocate these maintenance operations, there can be no assurance that the Company would be able to find alternative space on acceptable terms. In addition, the cost to move to another site would be significant. The occurrence of any of these events, or the failure in general of the Company to obtain facilities to conduct efficiently any of its operations, would have a material adverse effect on the Company.

     Dependence on Aircraft Availability. The Company's revenues are dependent on the availability of its aircraft. In the event that one or more of the Company's aircraft are lost or out of service for an extended period of time, the Company may be forced to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. There can be no assurance that suitable replacement aircraft could be located on acceptable terms. The Company does not maintain business interruption insurance to cover this risk. Loss of revenue resulting from any such business interruption or costs to replace aircraft could have a material adverse effect on the Company.

     Dependence on Key Personnel. The Company believes that its continued success depends and will continue to depend, on the services of Mr. Christopher, the founder of Kitty Hawk and Chairman of the Board of Directors and Chief Executive Officer of the Company, Tilmon J. Reeves, the President of the Company and Richard R. Wadsworth, the Senior Vice President -- Finance, Chief Financial Officer and Secretary of the Company. The loss of the services of any of Messrs. Christopher, Reeves or Wadsworth, particularly Mr. Christopher, could have a material adverse effect on the Company. Each of Messrs. Christopher, Reeves and Wadsworth have entered into employment agreements with the Company.

     Employee Relations. The Company believes that it has good relations with its employees. Certain employee pilots and flight engineers of the Company (as successor to the Kalitta Companies) are members of the Teamsters Union and are employed pursuant to a Collective Bargaining Agreement. The Collective Bargaining Agreement became amendable on August 29, 1997, and the parties have commenced "interest-based" bargaining for a successor agreement. Although the parties have commenced "interest-based" bargaining, there can be no assurance that a new collective bargaining agreement can be reached or that negotiations will not result in work stoppages, a substantial increase in salaries or wages, changes in work rules or other changes adverse to the Company. The cockpit crews of the Company's other subsidiaries are not unionized. There can be no assurance that the Company's non-union cockpit crews will remain non-unionized. Unionization of the Company's non-union cockpit crews, work stoppages, increased wages or other labor related matters could have a material adverse effect on the Company. See "Item 1. Business -- Employees."

     Dependence on Computer Systems. The Company utilizes a number of computer systems to schedule flights and personnel, track aircraft and freight, bill customers, pay expenses and monitor a variety of its activities, ranging from safety compliance to financial performance. The failure of the hardware or software that support these computer systems, or the loss of data contained in any of them, could significantly disrupt the Company's operations, which could have a material adverse effect on the Company. See "Item 1. Business -- Air Freight Charter Logistics Services -- Database, Information Software and Tracking Systems."

     While the Company believes its computer systems are generally year 2000 compliant, the computer systems of the FAA and the Company's customers, suppliers, vendors and air logistics service providers may not be year 2000 compliant. Failure of the computer systems of the FAA or one or more of the Company's significant customers, suppliers, vendors or air logistics service providers to correctly record, manipulate or retrieve dates from the year 2000 and beyond could have a material adverse effect on the Company.

     Restrictive Covenants. The Indenture restricts, among other things, the Company's ability to pay dividends or make certain other restricted payments, to incur additional indebtedness (except for amounts incurred for certain specified purposes), to encumber or sell assets, to enter into transactions with stockholders and affiliates, to guarantee indebtedness, to merge or consolidate with any other entity and to transfer or lease all or substantially all of its assets.

     The Company's Credit Facility and Term Loan also contain restrictive financial and operating covenants with respect to liens, indebtedness, capital expenditures, investments, prepayments of debt, dividends and certain requirements to maintain financial ratios.

     As of the date hereof, the Company is in compliance with the financial and other covenants in the Credit Facility and Term Loan. As of December 31, 1997, the Company was not in compliance with the funded debt to Adjusted EBITDA ratio. The Company has obtained a waiver as of December 31, 1997 with respect to this ratio. The ability of the Company to comply with such covenants, including financial maintenance covenants, in the future will depend on the Company's future financial performance. The Company's failure to comply with such covenants would constitute an event of default under the Credit Facility and Term Loan, which could result in (i) the acceleration of debt maturities, including under the Notes, the Credit Facility and the Term Loan, (ii) the loss of the Company's borrowing capacity and (iii) the foreclosure upon the Company's pledged assets securing such indebtedness. The declaration of an event of default under the Credit Facility and

Term Loan could result in a default by the Company under other loan agreements or leases that contain cross-default or cross-acceleration provisions. Under these circumstances, there can be no assurance that the Company would have sufficient funds or other resources to satisfy all of its obligations on a timely basis.

     Government Regulation. The Company is subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to the Company for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on the Company. The adoption of new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, whether by the FAA, the DOT, the U.S. government or any foreign, state or local government, could have a material adverse effect on the Company.

     Modification of Aircraft. The Company owns 34 aircraft and leases two aircraft (not including aircraft held for sale and aircraft currently being brought into compliance with Stage III noise control standards) that do not meet FAA Stage III noise abatement standards. All of these aircraft must be brought into compliance with these standards by January 1, 2000. The Company may retire or terminate the leases related to some of these aircraft instead of modifying them. If all 36 aircraft are brought into compliance, the Company estimates that the cost would be approximately $88 million, not including aircraft downtime. There can be no assurance regarding the actual cost or that the Company will have or be able to raise the necessary funds. See "Item 1.
Business -- Government Regulation."

     Aging Aircraft Regulations; Potential Compliance Costs. All of the Company's aircraft are subject to Service Bulletins and Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis. These Service Bulletins or Directives could cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial. See "Item 1. Business -- Aircraft Fleet" for a discussion of certain Directives which currently affect or which may affect certain of the Company's aircraft. It is possible that additional Directives may be issued, which could have a material adverse effect on the Company.

     Competition. The market for air freight services is highly competitive. The Company's air freight carrier services are also subject to competition from other modes of transportation, including, but not limited to, railroads and trucking. Additional demand for air freight carrier services over the last few years has resulted in numerous new entrants in this business. The Company believes there are limited barriers to entry into this business and that increased demand may stimulate additional competition.

     The market for air logistics also has been and is expected to remain highly competitive. The Company's principal competitors for on-demand air logistics services are other air logistics companies, air freight carriers which seek to book charters directly with customers and air freight companies that offer expedited service.

     The Company's ability to attract and retain business also is affected by whether and to what extent its customers decide to coordinate their own transportation needs. With respect to the Company's ACMI contract charter business, the Company could be adversely affected by the decision of certain of its certificated customers to acquire additional aircraft or by its uncertificated customers to acquire and operate their own aircraft. In this regard, many of the Company's competitors and customers have substantially greater financial resources than the Company.

     Environmental Matters. The Company's operations must comply with numerous environmental laws ordinances and regulations. Under current federal, state and local environmental laws ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have a material adverse effect on the Company. See "Item 1. Business -- Environmental."

     The Company is aware of the presence of environmental contamination on properties that the Company (as successor to the Kalitta Companies) leases or owns. The Company does not believe that the costs of responding to the known contamination should or will be borne solely by the Company, if at all. While the Company does not believe that the costs of responding to the presence of such contamination is likely to have a material adverse effect on the Company, there can be no assurance in this regard.

     In part because of the highly industrialized nature of many of the locations at which the Company operates, there can be no assurance that the Company has discovered all environmental contamination for which it may be responsible.

     Capital Intensive Nature of Aircraft Ownership. The Company's air carrier business is highly capital intensive. In order to further expand the Company's air carrier business, the Company intends to purchase used jet aircraft that typically require certain modifications, including reconfiguring the aircraft from passenger to cargo use and installing equipment to comply with noise abatement regulations. The market for used jet aircraft is volatile and can be negatively affected by limited supply, increased demand and other market factors and recently has experienced significant price increases. Therefore, there can be no assurance that the Company will be able to purchase and modify additional aircraft at favorable prices or that the Company will have or be able to obtain sufficient resources with which to make such purchases and modifications. The capital intensive nature of the Company's business could adversely impact the value of the Common Stock.

     Operating Costs. The operation of the Company's air freight and passenger carrier business incurs considerable operational, maintenance, fuel and personnel costs. The Company's financial results can be adversely affected by unexpected engine or airframe repairs, compliance with maintenance Directives and regulations of the FAA and associated aircraft downtime. In addition, spare or replacement parts and components may not be readily available in the marketplace. Failure to obtain necessary parts or components in a timely manner or at favorable prices could have a material adverse effect on the Company.

     Fuel is a significant cost of operating the Company's aircraft for on-demand services and the aircraft of third party providers of charter services. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world and recently the cost of fuel has fluctuated markedly. The Company has no agreement with any fuel supplier assuring the availability or price stability of fuel and such agreements are generally not available in the industry. The Company generally passes on fuel cost increases to its customers under ACMI charter contracts, but under certain contracts and the Company's scheduled operations, the Company's ability to pass on increased fuel costs is limited. Accordingly, the future cost and availability of fuel to the Company cannot be predicted and substantial price increases in, or the unavailability of adequate supplies of, fuel may have a material adverse effect on the Company.

     Volatility of Air Freight Services Market. The demand for air freight services is highly dependent on the strength of both the domestic and global economy. Although the air freight services industry has experienced strong growth over the last several years, general economic downturns could have a material adverse effect on the Company.

     Utilization of Aircraft. The Company's operating results are highly dependent on its ability to effectively utilize its diverse fleet of aircraft. There can be no assurance, however, that operation of any of the various types of aircraft in the Company's fleet will prove to be profitable. The failure of the Company to keep its aircraft in revenue service or achieve an acceptable level of aircraft utilization could have a material adverse effect on the Company.

     Risk of Accident; Insurance Coverage and Expenses. The Company's operations involve risks of potential liability against the Company in the event of aircraft accidents and, in the case of the Company's air ambulance services, for medical malpractice. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company also carries medical liability insurance for its air ambulance business. Although the Company believes its current insurance coverage is adequate and consistent with current industry practice, there can be no assurance that the amount of such coverage will not be changed or that the Company will not bear substantial losses and lost revenues from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse effect on the Company. In addition, any significant increase in the Company's current insurance expense could have a material adverse effect on the Company. Moreover, any aircraft accident, even if fully insured, could cause a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have a material adverse effect on the Company.

     International Business Risk. The Company expects to continue to derive a substantial portion of its revenues from providing air freight carrier services to customers in South and Central America and the Pacific Rim. The risks of doing business in foreign countries include potential adverse changes in the diplomatic relations between foreign countries and the U.S., hostility from local populations directed at a U.S. flag carrier, government policies against foreign-owned businesses, adverse effects of currency exchange controls, restrictions on the withdrawal of foreign investment and earnings and the risk of insurrections that could result in losses against which the Company is not insured. The Company's international operations also are subject to economic uncertainties, including risks of renegotiation or modification of existing agreements or arrangements with exchange restrictions and changes in taxation. Any of these events could have a material adverse effect on the Company.

     Nearly all of the Company's revenue is denominated in U.S. dollars. However, a meaningful portion of the Company's revenue is derived from customers whose revenue is denominated in foreign currencies. Therefore, any significant devaluation in such currencies relative to the U.S. dollar could have an adverse effect on such customer's ability to pay the Company or to continue to use its services, which could have a material adverse effect on the Company.

     Contraband Risk. Although required to do so, customers may fail to inform the Company about hazardous or illegal cargo. If the Company fails to discover any undisclosed weapons, explosives, illegal drugs or other hazardous or illegal cargo or mislabels or otherwise ships hazardous materials, it may suffer possible aircraft damage or liability, as well as fines, penalties or flight bans, imposed by both the country of origin and of destination. Any of these events could have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted as a separate section of this Form 10-K. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be held on May 29, 1998. The information regarding executive officers required by Item 10 is submitted as a separate section of this Form 10-K. See "Item 4A. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be held on May 29, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be held on May 29, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be held on May 29, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)1. FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Income for the years ended August
  31, 1995 and 1996, and December 31, 1997 and for the four
  months ended December 31, 1995 (unaudited) and 1996.......  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1995 and 1996, and December 31,
  1997 and for the four months ended December 31, 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1995 and 1996, and December 31, 1997 and for
  the four months ended December 31, 1995 (unaudited) and
  1996......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

  (A)2. FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are filed as part of this Annual Report on Form 10-K because the required information is included in the financial statements, including the notes thereto, or circumstances requiring the inclusion of such schedules are not present.

  (A)3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

          2.1            -- Agreement and Plan of Merger, dated September 22, 1997
                            (the "Merger Agreement"), by and among Kitty Hawk and
                            certain of its subsidiaries, M. Tom Christopher, AIA,
                            AIT, FOL, KFS, OK and Conrad A. Kalitta, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which exhibit is herein
                            incorporated by reference.
          2.2            -- Amendment No. 1 to the Merger Agreement, dated October
                            23, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
          2.3            -- Amendment No. 2 to the Merger Agreement, dated October
                            29, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
          2.4            -- Amendment No. 3 to the Merger Agreement, dated November
                            14, 1997 by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-43645), which exhibit is herein incorporated by
                            reference.

          3.1            -- Certificate of Incorporation of Kitty Hawk, Inc. (the
                            "Company"), filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
          3.2            -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
          3.3            -- Amended and Restated Bylaws of Kitty Hawk, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
          4.1            -- Specimen Common Stock Certificate, filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
          4.2**          -- Stockholders' Agreement dated November 1997 among the
                            Company, M. Tom Christopher and Conrad A. Kalitta, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
          4.3            -- Specimen Global Note in respect of 9.95% Senior Secured
                            Notes due 2004 (Old Notes), filed as an exhibit to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-43645), which exhibit is herein incorporated by
                            reference.
          4.4            -- Indenture, dated November 15, 1997, in regard to 9.95%
                            Senior Secured Notes due 2004 by and among the Company
                            and certain of its subsidiaries and Bank One, N.A. as
                            Trustee and Collateral Trustee, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which exhibit is herein incorporated by
                            reference.
          4.5            -- First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and
                            among the Company and certain of its subsidiaries and
                            Bank One, N.A. as Trustee and Collateral Trustee, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
         10.1**          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Kitty Hawk Aircargo, Inc., Aircraft
                            Leasing, Inc., M. Tom Christopher, American International
                            Airways, Inc. and Conrad Kalitta, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which exhibit is
                            incorporated herein by reference.
         10.2**          -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
         10.3**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
         10.4**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.

         10.5**          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996, filed as an exhibit
                            to the Registrant's Registration Statement on Form S-1
                            (Reg. No. 333-8307) dated as of October 1996, which
                            exhibit is incorporated herein by reference.
         10.6**          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
         10.7**          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
         10.8**          -- Kitty Hawk, Inc. 401(k) Savings Plan, filed as an exhibit to the Registrant's Registration Statement on Form S-1
                            (Reg. No. 33-85698) dated as of December 1994, which
                            exhibit is incorporated herein by reference.
         10.9**          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 33-85698) dated as of December 1994,
                            which exhibit is incorporated herein by reference.
         10.10**         -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.11**         -- Amended and Restated Employment Agreement dated as of
                            December 31, 1995 by and between the Company and Tilmon
                            J. Reeves, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.12           -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement"), filed as
                            an exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
         10.13           -- Amendment No. 1 dated November 17, 1992 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.14           -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.15           -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.16           -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.

         10.17           -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.18           -- Amendment No. 6 dated December 6, 1996 to the FEASI
                            Agreement, filed as an exhibit to the Company's Form 10-Q
                            for the quarter ended November 30, 1996, which exhibit is
                            incorporated herein by reference.
         10.19           -- Second Amended and Restated Credit Agreement, dated as of
                            November 19, 1997, by and among the Company (as borrower)
                            and Wells Fargo Bank (Texas), National Association (as
                            agent), filed as an exhibit to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which exhibit is herein incorporated by reference.
         10.20           -- Agreement, dated July 20, 1995, between American
                            International Airways, Inc. and the Pilots, Co-Pilots and
                            Flight Engineers in the service of American International
                            Airways, Inc., as represented by The International
                            Brotherhood of Teamsters -- Airline Division, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which exhibit is herein
                            incorporated by reference.
         10.21**         -- Employment Agreement by and between Conrad A. Kalitta and
                            AIA, filed as an exhibit to the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which exhibit
                            is herein incorporated by reference.
         10.22**         -- Amended and Restated Consulting Agreement by and between
                            Conrad A. Kalitta and AIA, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
         10.23           -- License Agreement (the "License Agreement"), dated May
                            15, 1995, by and between Roadway Global Air, Inc. ("RGA")
                            and American International Freight ("AIF"), a division of
                            AIA, filed as an exhibit to the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which exhibit
                            is herein incorporated by reference.
         10.24           -- Amendment to License Agreement, dated August 14, 1997, by and between RGA and AIF, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
         10.25           -- Escrow and Security Agreement, dated November 19, 1997, between the Company and Bank One, N.A. as Trustee and
                            Collateral Trustee placing the Pledged Securities into
                            escrow, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which exhibit is herein incorporated by reference.
         12.1*           -- Statement of computation of ratio of earnings to fixed
                            charges.
         21.1            -- Subsidiaries of the Registrant, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which exhibit is herein incorporated by
                            reference.
         23.1*           -- Consent of Ernst & Young LLP.
         25.1            -- Statement of Eligibility and Qualification (Form T-1)
                            under the Trust Indenture Act of 1939 of Bank One, N.A.,
                            filed as an exhibit to the Registrant's Registration
                            Statement on Form S-4 (Reg. No. 333-43645), which exhibit
                            is herein incorporated by reference.
         27.1*           -- Financial Data Schedule.

---------------

 * Filed herewith.

** This exhibit is a management contract or compensatory plan or arrangement.

  (b) REPORTS ON FORM 8-K

     On October 2, 1997, the Company filed a Current Report on Form 8-K to report its acquisition of 16 Boeing 727s from the Kalitta Companies (Item 2). No financial statements were filed with this Form 8-K. On November 7, 1997, the Company filed Amendment No. 1 to this Form 8-K to file the historical and pro forma financial statements required by Item 7(a) and (b) of Form 8-K.

     On December 4, 1997, the Company filed a Current Report on Form 8-K to report its acquisition of the Kalitta Companies from Mr. Kalitta (Item 2). This Form 8-K included the historical and pro forma financial statements required by
Item 7(a) and (b) of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                            KITTY HAWK, INC.

                                            By:  /s/ RICHARD R. WADSWORTH
                                              ----------------------------------
                                                     Richard R. Wadsworth
                                              Senior Vice President -- Finance,
                                                 Chief Financial Officer and
                                                           Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.

                        NAME                                                 CAPACITIES
                        ----                                                 ----------

               /s/ M. TOM CHRISTOPHER                         Chairman of the Board of Directors and
-----------------------------------------------------           Chief Executive Officer
                 M. Tom Christopher

                /s/ TILMON J. REEVES                          President and Director
-----------------------------------------------------
                  Tilmon J. Reeves

                /s/ CONRAD A. KALITTA                         Vice Chairman and Director
-----------------------------------------------------
                  Conrad A. Kalitta

              /s/ RICHARD R. WADSWORTH                        Senior Vice President -- Finance, Chief
-----------------------------------------------------           Financial Officer, Secretary and
                Richard R. Wadsworth                            Principal Financial and Accounting
                                                                Officer

                /s/ PHILIP J. SAUDER                          Director
-----------------------------------------------------
                  Philip J. Sauder

                /s/ TED J. COONFIELD                          Director
-----------------------------------------------------
                  Ted J. Coonfield

                /s/ GEORGE W. KELSEY                          Director
-----------------------------------------------------
                  George W. Kelsey

                 /s/ LEWIS S. WHITE                           Director
-----------------------------------------------------
                   Lewis S. White

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Income for the years ended August
  31, 1995 and 1996, and December 31, 1997 and for the four
  months ended December 31, 1995 (unaudited) and 1996.......  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1995 and 1996, and December 31,
  1997 and for the four months ended December 31, 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1995 and 1996, and December 31, 1997 and for
  the four months ended December 31, 1995 (unaudited) and
  1996......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders
Kitty Hawk, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended August 31, 1996, for the year ended December 31, 1997 and for the four months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitty Hawk, Inc. and subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 1996, for the year ended December 31, 1997 and for the four months ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Dallas, Texas
March 4, 1998

                       KITTY HAWK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
Current assets
  Cash and cash equivalents.................................    $ 27,320,402    $ 17,906,714
  Restricted cash and short-term investments................              --      58,629,084
  Trade accounts receivable.................................      37,828,018     122,190,906
  Deferred income taxes.....................................         107,564      15,798,161
  Inventory and aircraft supplies...........................       2,789,982      37,158,207
  Prepaid expenses and other current assets.................       1,143,989      25,146,064
  Deposits on aircraft......................................       5,438,628         450,000
                                                                ------------    ------------
          Total current assets..............................      74,628,583     277,279,136
Property and equipment, net.................................      48,398,843     545,496,622
Other assets, net...........................................              --      13,970,168
                                                                ------------    ------------
          Total assets......................................    $123,027,426    $836,745,926
                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  8,853,292    $ 43,646,806
  Accrued expenses..........................................      26,195,346      91,128,193
  Accrued maintenance reserves..............................       2,373,157      19,138,292
  Revolving Credit Facility.................................       1,500,000      10,000,000
  Current maturities of long-term debt......................       2,187,888       2,395,208
                                                                ------------    ------------
          Total current liabilities.........................      41,109,683     166,308,499
Long-term debt..............................................      21,080,452     392,248,252
Deferred income taxes.......................................       2,544,900      99,153,075
Minority interest...........................................              --       4,162,689
Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value: Authorized
     shares -- 1,000,000, none issued.......................              --              --
  Common stock, $.01 par value: Authorized
     shares -- 25,000,000; issued and
     outstanding -- 10,669,517 and 16,750,957 at December
     31, 1996 and 1997, respectively........................         106,695         167,510
  Additional capital........................................      33,968,700     130,522,885
  Retained earnings.........................................      26,293,298      44,183,016
  Less common stock in treasury, 217,710 shares.............      (2,076,302)             --
                                                                ------------    ------------
          Total stockholders' equity........................      58,292,391     174,873,411
                                                                ------------    ------------
          Total liabilities and stockholders' equity........    $123,027,426    $836,745,926
                                                                ============    ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   YEAR ENDED AUGUST 31,         YEAR ENDED     FOUR MONTHS ENDED DECEMBER 31,
                                ----------------------------    DECEMBER 31,    ------------------------------
                                    1995            1996            1997            1995             1996
                                ------------    ------------    ------------    -------------    -------------
                                                                                 (UNAUDITED)
Revenues:
  Air freight carrier.........  $ 41,117,564    $ 52,921,762    $137,286,267     $17,994,371      $20,577,072
  Air logistics...............    62,592,819      89,492,974     112,556,233      51,733,438       39,408,484
                                ------------    ------------    ------------     -----------      -----------
          Total revenues......   103,710,383     142,414,736     249,842,500      69,727,809       59,985,556
Costs of revenues:
  Air freight carrier.........    28,104,280      38,760,430     100,598,398      11,684,882       13,784,331
  Air logistics...............    57,428,344      80,728,619      95,092,512      45,996,786       33,795,567
                                ------------    ------------    ------------     -----------      -----------
          Total costs of
            revenues..........    85,532,624     119,489,049     195,690,910      57,681,668       47,579,898
Gross profit..................    18,177,759      22,925,607      54,151,590      12,046,141       12,405,658
General and administrative
  expenses....................     7,832,167       9,079,891      15,105,827       2,861,518        2,724,763
Non-qualified employee profit
  sharing expense.............     1,000,957       1,169,880       2,428,934         889,046          962,263
Stock option grants to
  executives..................            --       4,230,954              --              --               --
                                ------------    ------------    ------------     -----------      -----------
Operating income..............     9,344,635       8,444,962      36,616,829       8,295,577        8,718,632
Other income (expense):
  Interest expense............    (1,184,921)     (1,859,284)     (6,923,998)       (481,670)        (684,173)
  Other, net..................      (600,667)        291,255       1,110,109          37,507          625,910
                                ------------    ------------    ------------     -----------      -----------
Income before minority
  interest and income taxes...     7,559,047       6,876,933      30,802,940       7,851,414        8,660,369
Minority interest.............            --              --        (497,420)             --               --
                                ------------    ------------    ------------     -----------      -----------
Income before income taxes....     7,559,047       6,876,933      30,305,520       7,851,414        8,660,369
Income taxes..................     3,142,653       2,767,744      12,415,802       3,096,769        3,366,917
                                ------------    ------------    ------------     -----------      -----------
Net income....................  $  4,416,394    $  4,109,189    $ 17,889,718     $ 4,754,645      $ 5,293,452
                                ============    ============    ============     ===========      ===========
Basic and diluted earnings per
  share.......................  $       0.55    $       0.52    $       1.60     $      0.60      $      0.55
                                ============    ============    ============     ===========      ===========
Weighted average common shares
  outstanding.................     7,967,710       7,927,856      11,193,899       7,967,710        9,609,920
                                ============    ============    ============     ===========      ===========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 NUMBER OF     COMMON     ADDITIONAL     RETAINED      TREASURY
                                   SHARES      STOCK       CAPITAL       EARNINGS        STOCK         TOTAL
                                 ----------   --------   ------------   -----------   -----------   ------------
Balance at August 31, 1994.....   7,423,436   $ 74,234   $         --   $12,475,276   $        --   $ 12,549,510
  Net income...................          --         --             --     4,416,394            --      4,416,394
                                 ----------   --------   ------------   -----------   -----------   ------------
Balance at August 31, 1995.....   7,423,436     74,234             --    16,891,670            --     16,965,904
  Stock option grants to
     executives................          --         --      4,230,954            --            --      4,230,954
  Exercise of employee stock
     options...................     544,274      5,443             --        (1,013)           --          4,430
  Purchase of treasury stock,
     217,710 shares, at cost...          --         --             --            --    (2,076,302)    (2,076,302)
  Tax benefit of stock option
     grants to executives......          --         --        404,570            --            --        404,570
  Net income...................          --         --             --     4,109,189            --      4,109,189
                                 ----------   --------   ------------   -----------   -----------   ------------
Balance at August 31, 1996.....   7,967,710     79,677      4,635,524    20,999,846    (2,076,302)    23,638,745
  Shares sold in initial public
     offering..................   2,700,000     27,000     29,311,510            --            --     29,338,510
  Shares issued to employees
     under the Annual Incentive
     Compensation Plan.........       1,807         18         21,666            --            --         21,684
  Net income for the four
     months ended December 31,
     1996......................          --         --             --     5,293,452            --      5,293,452
                                 ----------   --------   ------------   -----------   -----------   ------------
Balance at December 31, 1996...  10,669,517    106,695     33,968,700    26,293,298    (2,076,302)    58,292,391
  Shares sold in secondary
     offering, net of
     expenses..................   2,200,000     22,000     38,319,566            --            --     38,341,566
  Shares issued in connection
     with acquisition (Note
     2)........................   4,099,150     40,992     60,308,744            --            --     60,349,736
  Retirement of treasury
     shares....................    (217,710)    (2,177)    (2,074,125)           --     2,076,302             --
  Net income...................          --         --             --    17,889,718            --     17,889,718
                                 ----------   --------   ------------   -----------   -----------   ------------
Balance at December 31, 1997...  16,750,957   $167,510   $130,522,885   $44,183,016   $        --   $174,873,411
                                 ==========   ========   ============   ===========   ===========   ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOUR MONTHS ENDED
                                               YEAR ENDED AUGUST 31,       YEAR ENDED            DECEMBER 31,
                                            ---------------------------   DECEMBER 31,    ---------------------------
                                                1995           1996           1997            1995           1996
                                            ------------   ------------   -------------   ------------   ------------
                                                                                          (UNAUDITED)
Operating activities:
  Net income..............................  $  4,416,394   $  4,109,189   $  17,889,718   $  4,754,645   $  5,293,452
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization.........     4,095,156      6,873,033      15,551,308      1,681,489      3,201,903
    (Gain) loss on disposal of property
      and equipment.......................            --        589,049      (1,461,449)            --             --
    Deferred income taxes.................       732,795        998,963      10,207,578             --        172,418
    Minority interest.....................            --             --         497,420             --             --
    Stock option grants to executives.....            --      4,230,954              --             --             --
    Changes in operating assets and
      liabilities:
      Trade accounts receivable...........     2,673,139     (1,228,256)    (20,431,036)   (27,954,848)   (23,632,028)
      Inventory and aircraft supplies.....        23,285     (1,615,426)     (6,750,409)      (298,872)    (1,076,170)
      Prepaid expenses and other..........       (51,396)      (866,499)     (3,960,795)    (5,854,576)    (4,898,293)
      Accounts payable and accrued
         expenses.........................    (4,263,408)     3,868,840       3,090,555     22,405,693     20,515,993
      Accrued maintenance reserves........     1,429,886        297,211       5,961,327        281,184         49,691
                                            ------------   ------------   -------------   ------------   ------------
Net cash provided by (used in) operating
  activities..............................     9,055,851     17,237,058      20,594,217     (4,985,285)      (373,034)
Investing activities:
  Purchase of Kalitta Companies, net of
    cash acquired.........................            --             --    (315,550,749)            --             --
  Proceeds from sale of assets............            --             --       1,816,800             --     18,508,431
  Capital expenditures....................   (17,929,106)   (33,537,567)   (113,460,317)      (174,697)   (13,795,891)
                                            ------------   ------------   -------------   ------------   ------------
Net cash provided by (used in) investing
  activities..............................   (17,929,106)   (33,537,567)   (427,194,266)      (174,697)     4,712,540
Financing activities:
  Proceeds from 9.95% Senior Secured
    Notes, net............................            --             --     329,069,351             --             --
  Proceeds from issuance of common stock,
    net...................................            --          4,430      38,341,566             --     29,338,510
  Proceeds from issuance of long-term
    debt, net.............................     9,911,240     23,117,000      50,418,441      5,725,000      1,500,000
  Borrowings on Revolving Credit
    Facility..............................            --             --      16,230,000             --             --
  Repayments of debt......................    (2,074,970)    (3,186,663)    (36,511,857)    (1,011,103)   (13,643,202)
  Acquisition of treasury shares..........            --     (2,076,302)             --             --             --
  Distributions to minority interest......            --             --        (320,000)            --             --
  Note receivable from shareholder........            --             --         (41,140)            --             --
  Shares issued under Annual Incentive
    Compensation Plan.....................            --             --              --             --         21,684
  Tax benefit of stock option grant to
    executives............................            --        404,570              --             --             --
                                            ------------   ------------   -------------   ------------   ------------
Net cash provided by financing
  activities..............................     7,836,270     18,263,035     397,186,361      4,713,897     17,216,992
                                            ------------   ------------   -------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.............................    (1,036,985)     1,962,526      (9,413,688)      (446,085)    21,556,498
Cash and cash equivalents at beginning of
  period..................................     4,838,363      3,801,378      27,320,402      3,801,378      5,763,904
                                            ------------   ------------   -------------   ------------   ------------
Cash and cash equivalents at end of
  period..................................  $  3,801,378   $  5,763,904   $  17,906,714   $  3,355,293   $ 27,320,402
                                            ============   ============   =============   ============   ============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Kitty Hawk, Inc. and its subsidiaries (the "Company") provide air freight services through two related businesses: (i) an air freight carrier and (ii) an air logistics service provider. The air freight carrier provides ACMI scheduled services (includes supplying the aircraft, crew, maintenance, and insurance for the customer), passenger and freight charter services, an overnight freight service and third party maintenance operations. The air logistics service provider arranges the delivery of time sensitive freight utilizing third parties as well as its own fleet.

     In November 1997, the Company acquired the Kalitta Companies (see Note 2). The results of operations of the Kalitta Companies are included in the accompanying financial statements from November 19, 1997 to December 31, 1997.

     On December 4, 1996, the Company elected to change its fiscal year end to December 31. Operating results for the four month period ended December 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a calendar year. Operating results for the four month period ended December 31, 1995 (unaudited) include all adjustments management believes are necessary for a fair presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include Kitty Hawk Charters, Inc., Kitty Hawk Aircargo, Inc., Aircraft Leasing, Inc., American International Airways, Inc. ("AIA") (including a 60% limited partnership interest in American International Cargo ("AIC")), Kalitta Flying Service, Inc. ("KFS"), Flight One Logistics, Inc. ("FOL"), O.K. Turbines, Inc. ("OKT"), and American International Travel, Inc. ("AIT"). All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2.

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

  Restricted Cash and Short-Term Investments

     At December 31, 1997, restricted cash and short-term investments equaled approximately $58.6 million. Of this amount, $56 million represents a portion of the proceeds from the Notes (see Note 4) reserved for the acquisition and subsequent modification of two Boeing 747 aircraft, which were acquired in February 1998 at a cost of approximately $39.6 million. The balance of $2.6 million of restricted cash and short-term investments represents passenger cash deposits held in escrow until charter services are provided.

  Financial Instruments

     The fair value of the 9.95% Senior Secured Notes is approximately $347.7 million based on the quoted price at December 31, 1997. Based on floating interest rates provided therein, management believes the

                       KITTY HAWK, INC. AND SUBSIDIARIES
recorded value of the remaining financial instruments included in the financial statements approximates fair value.

  Inventory and Aircraft Supplies

     Inventory and aircraft supplies consist of aircraft parts and supplies and are stated at the lower of cost (using the first-in, first-out or average cost convention) or market.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, with estimated residual values of up to 10% for aircraft and core values of up to $300,000 for engines. Estimated useful lives are as follows:

Aircraft and engines
  Boeing 747s...............................................  15 - 20 years
  Lockheed L1011s...........................................       15 years
  Douglas DC-8s.............................................   2 - 10 years
  Boeing 727s...............................................       10 years
  Douglas DC-9s.............................................       10 years
  Other.....................................................   2 - 10 years
Machinery and equipment.....................................   3 - 12 years
Rotable aircraft parts......................................        7 years
Buildings and leasehold improvements........................  15 - 30 years

     Expenditures for additions, improvements, aircraft modifications, engine overhauls and major maintenance costs are capitalized. Routine maintenance and repairs are charged to expense when incurred. Costs of periodic airframe maintenance (C-checks) are accrued. Major maintenance and engine overhauls are depreciated on a straight line basis to the next scheduled major maintenance or overhaul date.

  Revenue Recognition

     Revenues are recognized as services are provided.

  Deferred Income Taxes

     Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by existing tax laws and regulations.

  Concentration of Credit Risk

     The Company's air freight carrier business operates worldwide with approximately 9.3% of 1997 revenues earned outside of North America (including 3.5% of 1997 revenues from operations within Asia). The air logistics service provider principally operates in North America. Credit is extended based on an evaluation of a customer's financial condition and, except in the case of passenger charters, does not require a deposit or collateral. The Company's allowance for doubtful accounts is based on current market conditions and continuous evaluation of the customer's credit worthiness and has consistently been within management's expectations.

  Stock-Based Compensation

     The Company accounts for stock-based compensation utilizing Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting

                       KITTY HAWK, INC. AND SUBSIDIARIES

Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS No. 123.

  Basic and Diluted Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share presentation with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to fully diluted earnings per share. The adoption of SFAS 128 had no effect on previously reported amounts.

  Reclassifications

     Certain amounts from prior years have been reclassified to conform to the current year presentation.

  Pending Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have a significant impact on the Company. SFAS 131 establishes standards for the manner that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management has not completed its review of SFAS 131 and, therefore, has not yet determined the impact, if any, this statement will have on the Company's financial reporting.

2. ACQUISITION OF THE KALITTA COMPANIES

     On November 19, 1997, the Company acquired by merger all of the outstanding common stock of AIA, KFS, FOL, OKT and AIT (collectively, the "Kalitta Companies") in exchange for 4,099,150 shares of the Company's common stock valued by an independent appraisal at approximately $60.3 million and $20 million in cash. The transaction has been accounted for as a purchase and accordingly the results of operations for the year ended December 31, 1997 include the results of operations of the Kalitta Companies from November 19, 1997 through December 31, 1997. The purchase price allocation related to the acquisition of the Kalitta Companies is based on available information and management's best estimates and is subject to change as information becomes available.

     In accordance with the merger agreement, $3 million in cash and 650,000 shares of the Company's common stock issued to the former owner of the Kalitta Companies are being held in escrow to secure certain indemnity obligations. Generally the Company cannot bring any indemnification claims after May 19, 2000, except the Company may make indemnity claims for certain environmental matters until May 19, 2001.

     In September 1997, as an interim step to the acquisition of the Kalitta Companies, the Company acquired sixteen Boeing 727s from AIA for approximately $51 million cash. Of the $51 million, $45.9 million was financed with a note payable under the Company's existing credit facility. This note payable was subsequently refinanced upon the consummation of the acquisition of the Kalitta Companies. See Note 4.

                       KITTY HAWK, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         DECEMBER 31,    DECEMBER 31,
                                                             1996            1997
                                                         ------------    ------------
Aircraft and engines...................................  $ 53,140,853    $498,516,927
Aircraft work in process...............................     6,732,878      28,536,343
Machinery and equipment................................     2,680,692      20,618,486
Buildings and leasehold improvements...................       778,879      17,417,290
Rotable aircraft parts.................................            --       7,773,297
Construction in progress...............................            --       1,986,262
Other..................................................       455,556         757,442
                                                         ------------    ------------
                                                           63,788,858     575,606,047
Less accumulated depreciation..........................   (15,390,015)    (30,109,425)
                                                         ------------    ------------
          Net property and equipment...................  $ 48,398,843    $545,496,622
                                                         ============    ============

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

     Long-term debt and Revolving Credit Facility consist of the following:

                                                           DECEMBER 31,    DECEMBER 31,
                                                               1996            1997
                                                           ------------    ------------
9.95% Senior Secured Notes...............................  $        --     $340,000,000
Term Loan................................................           --       45,900,000
Revolving Credit Facility................................    1,500,000       10,000,000
Note payable, bearing interest at an adjusted Eurodollar
  rate plus 1.50% to 2.00% based upon a fixed charge
  coverage ratio of the Company. Note was paid in full in
  November 1997..........................................   10,605,923               --
Note payable, bearing interest at an adjusted Eurodollar
  rate plus 1.50% to 2.00% based upon a fixed charge
  coverage ratio of the Company. Note was paid in full in
  November 1997..........................................   11,682,000               --
Other notes payable due in monthly installments with
  interest rates ranging from 7.5% to 10.5% with maturity
  dates ranging from 1998 through 2009...................      980,417        8,743,460
                                                           -----------     ------------
                                                            24,768,340      404,643,460
Less current portion.....................................    3,687,888       12,395,208
                                                           -----------     ------------
                                                           $21,080,452     $392,248,252
                                                           ===========     ============

     Maturities of long-term debt at December 31, 1997 are as follows:

1998........................................................  $ 12,395,208
1999........................................................    11,348,593
2000........................................................    10,292,051
2001........................................................    10,360,388
2002........................................................    19,913,553
Thereafter..................................................   340,333,667
                                                              ------------
                                                              $404,643,460
                                                              ============

                       KITTY HAWK, INC. AND SUBSIDIARIES

     In connection with the acquisition of the Kalitta Companies in November 1997, the Company privately placed $340 million of 9.95% Senior Secured Notes due 2004 (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. Net proceeds to the Company were $329.1 million. Costs incurred in issuing the Notes are being amortized over seven years. The net proceeds of the Notes, along with the net proceeds of the November 1997 common stock offering (see Note 8), were used to refinance approximately $33 million of existing Kitty Hawk debt and to pay off approximately $250 million of the Kalitta Companies' pre-Merger debt as part of the acquisition of the Kalitta Companies, provide for $56 million of cash to acquire and modify two Boeing 747s, provide for $20 million of cash to acquire the Kalitta Companies, with the balance used for working capital and expenses incurred in connection with the acquisition.

     Interest on the Notes is due on May 15 and November 15. The Notes are secured by a fleet of aircraft including nine Boeing 747s (including one in cargo modification), eight Lockheed L1011s and 13 Boeing 727s. At December 31, 1997 the carrying value of the aircraft securing the Notes is approximately $338 million. Each of the Company's subsidiaries are guarantors on the Notes, exclusive of the 60% limited partnership interest in AIC. In March 1998, the Company concluded an exchange offer for the Notes thereby exchanging the Notes for new 9.95% Senior Secured Notes due 2004 (the "New Notes"). The form and terms of the New Notes are identical to the Notes, except the New Notes are registered under the Securities Act of 1933 and therefore do not bear a legend restricting their transfer.

     The Notes and the New Notes provide for certain covenants which limit the amount of indebtedness of the Company and its subsidiaries, restrict the payment of dividends, restrict the selling of subsidiary stock and provide for an interest coverage ratio. As of December 31, 1997, the Company was in compliance with all applicable covenants.

     The New Notes are due in full in November 2004. However, at any time after November 15, 2001, the Company at its option may redeem the Notes based on a percentage of the principal balance plus accrued and unpaid interest. The redemption rates are: during the 12 month period beginning November 15, 2001, 104.975%, during the 12 month period beginning November 15, 2002, 102.488%, and during the 12 month period beginning November 15, 2003, 100%. Additionally, any time prior to November 15, 2000, the Company may redeem up to 35% of the original principal amount of the New Notes with the proceeds of one or more public offerings at a redemption price of 109.95% plus accrued and unpaid interest, provided that at least $150 million of aggregate principal amount of the New Notes remains outstanding after each redemption.

     On November 19, 1997, the Company entered into a credit agreement (the "Credit Agreement") with a bank which provides for a $45.9 million Term Loan (the "Term Loan") and a $100 million Revolving Credit Facility (the "Revolver"). The proceeds of the Term Loan were used to fully refinance a note previously entered into in September 1997, the proceeds of which were used to acquire sixteen Boeing 727s from AIA prior to the acquisition of the Kalitta Companies (see Note 2). The Term Loan is due in sixteen quarterly principal installments of $2.25 million beginning in March 1999 with the balance due upon maturity in November 2002. The Term Loan bears interest at the Company's option at either prime plus 0% to 1.5% or LIBOR plus 0% to 3% (margins above prime and LIBOR are based on certain financial covenant performance as defined in the Credit Agreement). The applicable rate at December 31, 1997 was 8.97%.

     Borrowings under the Revolver provide the Company with cash availability for working capital and general corporate purposes. Advances under the Revolver bear interest at the Company's option at either prime plus 0% to 1.25% or LIBOR plus 0% to 2.75% (margins above prime and LIBOR are based on certain financial covenant performance as defined in the Credit Agreement). The applicable rate at December 31, 1997 was 9.75%. At December 31, 1997, $10 million was outstanding under the Revolver which was subsequently paid off during January 1998. All principal balances outstanding under the Revolver are due in full upon maturity in November 2002. Balances drawn on the revolver are subject to certain borrowing base provisions as defined. In January 1998, the borrowing base provisions were amended to include additional eligible receivables and inventory. Available borrowings, as amended, were approximately $44.3 million.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     The balances outstanding under the Credit Agreement are secured by the sixteen Boeing 727s acquired from AIA (see Note 2) with a carrying value of approximately $55 million at December 31, 1997, cash, accounts receivable, rotable parts, inventory, intangibles and contract rights of the Company, and the stock of each of the Company's subsidiaries, including the Company's 60% interest in AIC. Each of the Company's subsidiaries are guarantors on the Credit Agreement, exclusive of AIC. Fees incurred in connection with the Credit Agreement of approximately $2.65 million are being amortized over a period of five years. The Credit Agreement allows for up to $20 million of outstanding letters of credit, subject to the borrowing base provisions, as defined. As of December 31, 1997, the Company had approximately $5.2 million of unused letters of credit available. Borrowings under the Credit Agreement are subject to certain financial covenants, including a funded debt to EBITDA ratio, a minimum net worth balance and cash flow coverage ratio.

     The Company made cash interest payments of $1,088,928, $1,765,523, $3,129,864 and $664,164 during fiscal years ended 1995, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively.

5. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                                 FOUR MONTHS
                                         YEAR ENDED AUGUST 31,     YEAR ENDED       ENDED
                                        -----------------------   DECEMBER 31,   DECEMBER 31,
                                           1995         1996          1997           1996
                                        ----------   ----------   ------------   ------------
Current income tax:
  Federal.............................  $1,829,723   $1,352,390   $ 1,340,293     $2,768,672
  State...............................     580,135      416,391       867,931        425,827
                                        ----------   ----------   -----------     ----------
          Total current income tax....   2,409,858    1,768,781     2,208,224      3,194,499
                                        ----------   ----------   -----------     ----------
Deferred income tax:
  Federal.............................     627,993      758,138     8,075,702        141,169
  State...............................     104,802      240,825     2,131,876         31,249
                                        ----------   ----------   -----------     ----------
          Total deferred income tax...     732,795      998,963    10,207,578        172,418
                                        ----------   ----------   -----------     ----------
                                        $3,142,653   $2,767,744   $12,415,802     $3,366,917
                                        ==========   ==========   ===========     ==========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                               FOUR MONTHS
                                    YEAR ENDED AUGUST 31,       YEAR ENDED        ENDED
                                   ------------------------    DECEMBER 31,    DECEMBER 31,
                                      1995          1996           1997            1996
                                   ----------    ----------    ------------    ------------
Income tax computed at
  statutory rate...............    $2,570,076    $2,338,157    $10,606,932      $3,031,129
State income taxes, net of
  federal benefit..............       452,058       433,763      1,968,123         297,928
Other, net.....................       120,519        (4,176)      (159,253)         37,860
                                   ----------    ----------    -----------      ----------
          Total................    $3,142,653    $2,767,744    $12,415,802      $3,366,917
                                   ==========    ==========    ===========      ==========

                       KITTY HAWK, INC. AND SUBSIDIARIES

     The components of the net deferred tax liabilities recognized on the accompanying balance sheets are as follows:

                                                          DECEMBER 31,    DECEMBER 31,
                                                              1996            1997
                                                          ------------    -------------
Deferred tax liabilities:
  Property and equipment..............................    $(3,461,603)    $(100,183,240)
  Other...............................................        (66,228)       (1,540,625)
                                                          -----------     -------------
          Total deferred tax liabilities..............     (3,527,831)     (101,723,865)
                                                          -----------     -------------
Deferred tax assets:
  Airframe reserves...................................        916,705         6,973,906
  Non deductible accruals and reserves................        173,790         9,231,540
  Other...............................................             --         2,091,076
                                                          -----------     -------------
          Total deferred tax assets...................      1,090,495        18,368,951
                                                          -----------     -------------
          Net deferred tax liability..................    $(2,437,336)    $ (83,354,914)
                                                          ===========     =============

     At December 31, 1997, the Company's net deferred tax liability has increased from December 31, 1996 primarily as a result of the acquisition of the Kalitta Companies. The acquisition resulted in approximately $70.7 million of net deferred tax liabilities being recorded for the difference between the book basis and tax basis of the assets acquired and the liabilities assumed.

     The Company made cash income tax payments of $4,552,371, $2,078,673, $3,629,043 and $571,420 during fiscal years 1995, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

     In December 1996, the Company sold at cost two recently acquired and modified Boeing 727 aircraft to a third party and entered into an operating lease agreement for such aircraft commencing January 1, 1997, ending December 31, 1997, with monthly lease payments of approximately $252,000, with five successive one year renewal options. The Company has an option to purchase the aircraft at the end of each year, and guarantees to the lessor certain minimum sale values if the Company elects not to renew the lease or exercise its purchase option. On January 1, 1998, the Company elected to renew the lease for another year. Lease expense during fiscal year 1997 was approximately $3.03 million.

     The Company also leases a Boeing 727 aircraft in cargo configuration under a seven year operating lease at a monthly rate of $50,000, which expires in 2003. Lease expense during 1997 was $450,000.

     The Company's acquisition of the Kalitta Companies resulted in the Company leasing office buildings, hangars, cargo storage, and related facilities under noncancelable operating leases which expire on various dates through 2011. In addition, the Company periodically leases aircraft and other equipment under month-to-month lease agreements. Total rent expense incurred by the Kalitta Companies included in the 1997 results of operations was approximately $809,000.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Minimum annual rentals at December 31, 1997 are as follows:

1998........................................................  $ 6,653,010
1999........................................................    2,489,278
2000........................................................    2,284,762
2001........................................................    2,068,724
2002........................................................    2,025,517
Thereafter..................................................    8,314,728
                                                              -----------
                                                              $23,836,019
                                                              ===========

     The Company currently licenses its sorting space for its overnight freight service at the Hulman Regional Airport in Terre Haute, Indiana from Roadway Global Air for a term which will expire in August 1998. Because of the growth in the volume of freight shipped in its domestic scheduled service, the lack of available expansion space and the limited airport facilities in Terre Haute, the Company plans to move this sorting center to Fort Wayne, Indiana in the spring of 1999. The Company has entered into discussions with the Hulman Regional Airport Authority to obtain an interim lease of its current space in Terre Haute until it is able to move to Fort Wayne. There is no assurance that the Company will be able to obtain an interim lease of its current space at Terre Haute.

     The Company has firm purchase commitments to acquire hushkits for ten of its Boeing 727 aircraft for a total purchase price of up to $22.1 million.

     Airline operators must comply with Federal Aviation Administration noise regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations"). Currently, the Company is in compliance with the Noise Regulations. The Company owns 73 aircraft and leases 5 aircraft which are affected by the Noise Regulations of which 41 are currently in compliance with Stage III noise control standards of the Noise Regulations or are currently being modified to be in compliance with such standards by January 1, 2000. Any aircraft not in compliance may not be operated in the United States until it complies with such standards. European countries have similar regulations. The estimated cost of modifications to bring the Company's entire fleet into compliance is estimated to be between $80 million and $90 million including the modification to the Boeing 727 aircraft noted above.

     The Company may elect not to modify certain aircraft to meet the standards because the estimated cost may exceed the economic benefits of such modifications. If the Company elects not to modify these aircraft, they must be removed from its fleet in the United States before January 1, 2000.

     In February 1998, the Company purchased two Boeing 747s for approximately $39.6 million with the exchange of restricted cash. See Note 1. Upon delivery, the Company entered into a contract with a third party to modify the aircraft to cargo configuration at an approximate total cost of $26 million. Modification is expected to commence in June and August with completion scheduled in September and November, respectively. Until such time, the aircraft will be used in the passenger charter services operations. These two aircraft were pledged to secure a portion of the Notes.

     The Company is aware of the presence of environmental contamination on properties that the Company acquired in connection with its acquisition of the Kalitta Companies. Pursuant to the merger agreement, the former owner of the Kalitta Companies, has agreed, subject to certain limitations, to indemnify the Company until May 19, 2001 against any losses arising with respect to environmental liabilities related to contamination at any of the Kalitta Companies facilities. In the opinion of management, none of the costs of responding to the presence of any such contamination that may be borne by the Company will have a material adverse affect on the Company's financial position or results of operations.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Service Bulletins and Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of the Company's aircraft to be subject to extensive aircraft examinations and require certain of the Company's aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue, among other things, at specified times. It is possible that additional Service Bulletins or Directives applicable to the Company's fleet could be issued in the future. The cost of compliance with such Directives and Service Bulletins cannot currently be estimated, but could be substantial.

     The Company operates a fleet of 31 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a proposed Directive, which if adopted, would limit the cargo capacity of 30 of these Boeing 727s until certain modifications are made. The costs to make such modifications and the amount of revenue that could be lost cannot currently be estimated. However, the Company believes this Directive will not have a material adverse effect on the Company.

7. LEGAL PROCEEDINGS

     The United States Postal Service ("USPS") selected the Company's air freight carrier in September 1992 as the successful bidder on a contract for a multi-city network of air transportation services supporting the USPS Express Mail system. Two unsuccessful bidders sued the USPS to enjoin the award. The Company intervened. This litigation (the "ANET Litigation") was settled in April 1993 by agreements under which the USPS terminated the Company's contract for convenience and awarded the contract to the incumbent contractor, Emery Worldwide Airlines, Inc. ("Emery").

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

     In January 1996, the FAA issued a series of Airworthiness Directives (the "Directives") on certain Boeing 747 aircraft which were modified for freight hauling by GATX-Airlog Company, a subsidiary of General American Transportation Corp. ("GATX"). The Directives, which became effective on January 30, 1996, were issued because of concerns relating to the integrity of the cargo door and surrounding floor area in the event the aircraft were operated at their maximum cargo capacity of approximately 220,000 pounds. In spite of the fact that the aircraft affected by the Directives have flown over 83,000 hours without incident, the

                       KITTY HAWK, INC. AND SUBSIDIARIES

Directives require certain modifications to be made to the aircraft. Absent such modifications, the Directives limit the cargo capacity of these aircraft to 120,000 lbs., a limit which restricts the Company's ability to profitably operate the aircraft.

     One of each of the Company's Boeing 747-200 and Boeing 747-100 freighters are affected by the Directives and have been out of service since January 1996. GATX has proposed a solution to the problem identified by one of the Directives which has been approved by the FAA. An appropriate means to test the proposed solution, however, has not yet been identified. Currently, the Company anticipates modifying one aircraft to be in compliance with a portion of the Directive for which the FAA has approved a solution by the second half of 1998, which will allow the Company to operate it with a reduced cargo capacity of 160,000 lbs. The Company is awaiting engineering solutions to address the remaining Directives. If the cost necessary to fully implement these solutions and return both the Boeing 747-100 and -200 to maximum cargo capacity is uneconomical, the Company may either operate one or both of the aircraft at limited loads or use one or both for spare parts. The Company is currently involved in litigation against GATX to recover the cost to repair these aircraft as well as revenues lost as a consequence of the aircraft downtime. Any amounts which are recovered from the litigation are first to be applied to reimburse the Company for its legal costs and then to correct the mechanical problems associated with the Boeing 747s. Any additional amounts will be allocated 10% to the Company and 90% to the former owner of the Kalitta Companies. In the event the amounts recovered by the Company, if any, are insufficient to reimburse the Company for its legal costs incurred in connection with this litigation, the former owner of the Kalitta Companies will reimburse the Company for the unreimbursed portion of its legal costs incurred after November 19, 1997.

     Additionally, in the normal course of business, the Company is a party to matters of litigation, none of which, in the opinion of management, will have a material adverse effect on the Company's financial condition or the results of operations.

8. STOCKHOLDERS' EQUITY

     In October 1994 the Company granted non-qualified options to two executives to purchase a total of 337,848 shares of common stock at $7.81 per share.

     During the fiscal year ended August 31, 1996, the Company canceled 245,708 of the options outstanding and granted to an executive a non-qualified option to purchase 390,707 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. In June 1996, the Company canceled the remaining 92,140 options outstanding and granted to another executive a non-qualified option to purchase 153,567 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. On June 26, 1996, the executives fully exercised their options. Based on an independent appraisal commissioned by the Company, the fair value of the options of $4,230,954 is reflected as a charge to earnings in the accompanying statement of income for the year ended August 31, 1996. No additional options have been issued. Accordingly, no supplemental disclosures under SFAS No. 123 are necessary.

9. RELATED PARTY TRANSACTIONS

     The Company leased its primary office and maintenance space in Dallas, Texas under an operating lease from a party who was a member of the Company's Board of Directors until August 1997. Rent expense under this lease was $252,595, $254,934, $21,000 and $84,305 for fiscal years 1995, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively. Under the lease agreement, the Company had the option to purchase the office facilities and the landlord's interest in the associated ground lease at any time prior to March 1, 1997 for consideration of $2,200,000, less $5,000 for each monthly rental payment made after March 1, 1993. Effective February 1997, the Company exercised its option and purchased the facility for $1.76 million.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     As a result of the acquisition of the Kalitta Companies, one of the Company's vendors became a related party as the vendor is owned by a relative of the former owner of the Kalitta Companies. The Kalitta Companies also lease certain aircraft to this vendor as well as provide ground handling services in certain locations. Additionally, the Company uses this related company for subcharter flight and lift capacity for the Company's overnight scheduled cargo service. Total revenues earned during 1997 (subsequent to the acquisition of the Kalitta Companies) from this related company were approximately $379,000 with related accounts receivable of approximately $813,000. Subsequent to the acquisition of the Kalitta Companies, the Company incurred approximately $1.8 million of expenses with this related party and owed approximately $200,000 to this related party at December 31, 1997.

     The Company leases an office facility through May 2007 from a company which is owned by the former owner of the Kalitta Companies and two of his relatives. The annual rent on this facility is $713,000.

     The Company has entered into an agreement to sponsor the racing activities of a racing team owned by the former owner of the Kalitta Companies. The agreement provides for annual payments of up to $2 million for two years.

10. EMPLOYEE COMPENSATION PLANS AND ARRANGEMENTS

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees meeting minimum service requirements. Under the plan, voluntary contributions are made by employees and the Company provides matching contributions based upon the employees' contribution. The Company incurred $121,217, $159,967, $268,230 and $56,378 in matching contributions related to this plan during fiscal years 1995, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively. The Kalitta Companies have two separate 401(k) employee savings plans, covering substantially all employees. Company contributions are discretionary and were $40,000 in 1997.

     The Company has adopted:

     - An Omnibus Securities Plan (the "Plan") under which 300,000 shares of its common stock are reserved for issuance to its employees and members of the board of directors. The Plan is administered by the Company's Compensation Committee which may grant stock based and non-stock based compensation to the Plan participants. In March 1998, 6,840 total shares of common stock were issued to current and former members of the Board of Directors for services performed during 1996 and 1997 leaving 293,160 shares available under the plan.

     - An Annual Incentive Compensation Plan (the "Compensation Plan") under which the Compensation Committee awards semiannual bonuses to employees of the Company. The aggregate amount of bonuses available for award is limited to 10% of the Company's income before income taxes and the bonuses to be paid under the Compensation Plan. The Company may elect to pay the full amount of the bonuses in common stock, which is limited to total stock distributions of 200,000 shares of common stock. As of December 31, 1996, 198,193 shares were available for distribution under the Compensation Plan.

     - An Employee Stock Purchase Plan under which up to 100,000 shares of the Company's common stock are reserved for purchase by Company employees. In January 1998, 9,084 shares were issued under the plan, leaving 90,916 shares available under the plan.

11. SIGNIFICANT CUSTOMERS

     The Company provided air logistics services to one customer which accounted for approximately 47%, 41%, 18% and 16% of its total revenues in fiscal years 1995, 1996, the year ended December 31, 1997 and for

                       KITTY HAWK, INC. AND SUBSIDIARIES
the four months ended December 31, 1996, respectively. The contract for these services is effective through May 31, 2000; however, such contract may be canceled by either party with 30 days notice. Another customer accounted for approximately 10%, 15%, 18% and 44% of the Company's total revenues in fiscal years 1995, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively. Related accounts receivable from this customer at December 31, 1996 and 1997 were approximately $27,086,000 and $44,468,000, respectively. The Company provided air freight carrier services to one customer which accounted for approximately 18% and 12% of its total revenues in the year ended December 31, 1997 and for the four months ended December 31, 1996.

12. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      FOUR MONTHS ENDED
                           YEAR ENDED AUGUST 31,     YEAR ENDED          DECEMBER 31,
                          -----------------------   DECEMBER 31,   ------------------------
                             1995         1996          1997          1995          1996
                          ----------   ----------   ------------   -----------   ----------
                                                                   (UNAUDITED)
Numerator for basic and
  diluted earnings per
  share -- net
  income:..............   $4,416,394   $4,109,189   $17,889,718    $4,754,645    $5,293,452
                          ==========   ==========   ===========    ==========    ==========
Denominator for basic
  and diluted earnings
  per share -- weighted
  average shares
  outstanding..........    7,967,710    7,927,856    11,193,899     7,967,710     9,609,920
                          ==========   ==========   ===========    ==========    ==========

     The weighted average number of common shares outstanding during the years ended August 31, 1995 and 1996 include the effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, in accordance with Securities and Exchange Commission Staff Accounting Bulletin 98.

     On June 28, 1996 the Company approved a 1.2285391-for-1 stock split effected as a stock dividend. All references to common stock and per share data have been restated to give effect to the split.

13. COLLECTIVE BARGAINING AGREEMENTS

     Approximately 15% of the Company's employees, consisting of pilots and flight engineers, (as successor to the Kalitta Companies) are members of the Teamsters Union and are employed pursuant to a Collective Bargaining Agreement. The Collective Bargaining Agreement became amendable on August 29, 1997, but remains in effect while the parties are in negotiations for a successor collective bargaining agreement. Pilots and flight engineers subject to the agreement are guaranteed pay based upon a minimum of 60 block hours per month. The agreement requires that all flight crew personnel must meet minimum qualifications and includes typical seniority, furlough, grievance, group health insurance, sick leave and vacation provisions. The seniority provisions require that the most senior flight crews have the opportunity to operate larger aircraft or move to new crew positions as aircraft or crew positions become available by reason of flight crew attrition or aircraft acquisitions. As a consequence, the contract obligates to Company to incur costs to retrain crews as they advance in seniority and progress to new aircraft or crew positions. In addition, the Company may incur costs to train flight crews to fill positions vacated by more senior flight crews. The Collective Bargaining Agreement provides that so long as the agreement is in effect, the Teamsters Union will not authorize a strike and the Company (as successor to the Kalitta Companies) will not lockout union employees. Although the Company and the Teamsters Union have commenced "interest-based" bargaining, there can be no assurance that a new Collective Bargaining Agreement can be reached or that negotiations will not result in work stoppages, substantial increases in salaries or wages, changes in work rules or other changes adverse to the Company.

                       KITTY HAWK, INC. AND SUBSIDIARIES

14. PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     The following sets forth the unaudited pro forma consolidated statement of operations for each of the four quarters in the year ended December 31, 1997 and for the years ended December 31, 1996 and 1997, in each case giving effect to the acquisition of the Kalitta Companies, the issuance of the Notes, Term Loan, and the acquisition of the sixteen Boeing 727s from the Kalitta Companies as if each of the transactions had been consummated at the beginning of 1996 and 1997 for each of the respective years. This information is presented for illustrative purposes only and does not purport to present the results of operations of the Company had these transactions occurred on the dates indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future.

     No pro forma adjustments have been applied to reflect (i) revenues or operating costs expected to be generated from the Boeing 747s recently purchased and being modified with approximately $56 million of the net proceeds from the Notes or (ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) expected to result from the Merger. In addition, pro forma results have not been adjusted to eliminate abnormally high engine maintenance expenses, costs incurred to add and maintain flight crews in anticipation of increased air freight carrier business which has not yet materialized in part due to delays in acquiring aircraft and start-up costs associated with establishing the Kalitta Companies' wide-body passenger charter business.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED
                                                    QUARTER ENDED                         DECEMBER 31,
                                 ---------------------------------------------------   -------------------
                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                   1997        1997         1997            1997         1997       1996
                                 ---------   --------   -------------   ------------   --------   --------
                                                                (UNAUDITED)
                                                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Revenues:
  Air freight carrier..........  $100,421    $113,579     $138,588        $136,945     $489,533   $438,265
  Air logistics................    13,215      14,017       18,647          66,678      112,557     77,168
  Maintenance and other........     6,411       8,078        8,810           5,932       29,231     36,348
                                 --------    --------     --------        --------     --------   --------
          Total revenues.......   120,047     135,674      166,045         209,555      631,321    551,781
                                 --------    --------     --------        --------     --------   --------
Costs of revenues:
  Air freight carrier..........   105,911      95,711      110,462         118,792      430,876    387,013
  Air logistics................    11,875      12,944       17,219          53,055       95,093     67,938
  Maintenance and other........     4,513       5,687        7,035           5,013       22,248     22,316
                                 --------    --------     --------        --------     --------   --------
          Total costs of
            revenues...........   122,299     114,342      134,716         176,860      548,217    477,267
                                 --------    --------     --------        --------     --------   --------
Gross profit (loss)............    (2,252)     21,332       31,329          32,695       83,104     74,514
General and administrative
  expenses.....................     8,395       8,458       10,179          11,128       38,160     31,843
Stock option grant to
  executives...................        --          --           --              --           --      4,231
Non-qualified employee profit
  sharing expense..............       271         400          490           1,268        2,429      1,243
                                 --------    --------     --------        --------     --------   --------
Operating income (loss)........   (10,918)     12,474       20,660          20,299       42,515     37,197
Other income (expense):
          Interest expense,
            net................   (10,147)     (9,993)     (10,131)         (9,813)     (40,084)   (40,859)
          Other, net...........     1,793         123       (1,439)           (832)        (355)     1,557
                                 --------    --------     --------        --------     --------   --------

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                                                                           YEAR ENDED
                                                    QUARTER ENDED                         DECEMBER 31,
                                 ---------------------------------------------------   -------------------
                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                   1997        1997         1997            1997         1997       1996
                                 ---------   --------   -------------   ------------   --------   --------
                                                                (UNAUDITED)
                                                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Income (loss) before minority
  interest and income taxes....   (19,272)      2,604        9,090           9,654        2,076     (2,105)
Minority interest..............       338         555          966           1,177        3,036      1,146
                                 --------    --------     --------        --------     --------   --------
Income (loss) before income
  taxes........................   (19,610)      2,049        8,124           8,477         (960)    (3,251)
Income taxes (benefit).........    (7,460)        820        3,249           3,391           --         --
                                 --------    --------     --------        --------     --------   --------
Net income (loss)..............  $(12,150)   $  1,229     $  4,875        $  5,086     $   (960)  $ (3,251)
                                 ========    ========     ========        ========     ========   ========
Income (loss) per common
  share -- basic and diluted...  $  (0.73)   $   0.07     $   0.29        $   0.30     $  (0.06)  $  (0.22)
                                 ========    ========     ========        ========     ========   ========
Weighted average common shares
  outstanding..................    16,751      16,751       16,751          16,751       16,751     14,776
                                 ========    ========     ========        ========     ========   ========
Other Pro Forma Information:
  Adjusted EBITDA(1)...........  $  1,206    $ 24,082     $ 31,937        $ 31,089     $ 88,314   $ 82,293
                                 ========    ========     ========        ========     ========   ========
  Depreciation and
     amortization..............  $ 10,271    $ 11,272     $ 12,641        $ 11,485     $ 45,669   $ 39,308
                                 ========    ========     ========        ========     ========   ========
  Capital expenditures.........  $ 79,985    $ 37,066     $ 58,613        $ 38,692     $214,356   $141,635
                                 ========    ========     ========        ========     ========   ========

---------------

(1) Adjusted EBITDA is calculated as income (loss) before minority interest, income taxes, interest expense and depreciation and amortization. Adjusted EBITDA excludes approximately $4,231 from stock options granted to executives in 1996.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           2.1           -- Agreement and Plan of Merger, dated September 22, 1997
                            (the "Merger Agreement"), by and among Kitty Hawk and
                            certain of its subsidiaries, M. Tom Christopher, AIA,
                            AIT, FOL, KFS, OK and Conrad A. Kalitta, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which exhibit is herein
                            incorporated by reference.
           2.2           -- Amendment No. 1 to the Merger Agreement, dated October
                            23, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
           2.3           -- Amendment No. 2 to the Merger Agreement, dated October
                            29, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
           2.4           -- Amendment No. 3 to the Merger Agreement, dated November
                            14, 1997 by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, AIA, AIT, FOL, KFS, OK
                            and Conrad A. Kalitta, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-43645), which exhibit is herein incorporated by
                            reference.
           3.1           -- Certificate of Incorporation of Kitty Hawk, Inc. (the
                            "Company"), filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
           3.2           -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
           3.3           -- Amended and Restated Bylaws of Kitty Hawk, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
           4.1           -- Specimen Common Stock Certificate, filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
           4.2**         -- Stockholders' Agreement dated November 1997 among the
                            Company, M. Tom Christopher and Conrad A. Kalitta, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
           4.3           -- Specimen Global Note in respect of 9.95% Senior Secured
                            Notes due 2004 (Old Notes), filed as an exhibit to the
                            Registrant's Registration Statement on Form S-4 (Reg. No.
                            333-43645), which exhibit is herein incorporated by
                            reference.
           4.4           -- Indenture, dated November 15, 1997, in regard to 9.95%
                            Senior Secured Notes due 2004 by and among the Company
                            and certain of its subsidiaries and Bank One, N.A. as
                            Trustee and Collateral Trustee, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which exhibit is herein incorporated by
                            reference.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           4.5           -- First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and
                            among the Company and certain of its subsidiaries and
                            Bank One, N.A. as Trustee and Collateral Trustee, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which exhibit is herein
                            incorporated by reference.
          10.1**         -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Kitty Hawk Aircargo, Inc., Aircraft
                            Leasing, Inc., M. Tom Christopher, American International
                            Airways, Inc. and Conrad Kalitta, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which exhibit is
                            incorporated herein by reference.
          10.2**         -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
          10.3**         -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
          10.4**         -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
          10.5**         -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996, filed as an exhibit
                            to the Registrant's Registration Statement on Form S-1
                            (Reg. No. 333-8307) dated as of October 1996, which
                            exhibit is incorporated herein by reference.
          10.6**         -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
          10.7**         -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996, filed
                            as an exhibit to the Registrant's Registration Statement
                            on Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
          10.8**         -- Kitty Hawk, Inc. 401(k) Savings Plan, filed as an exhibit to the Registrant's Registration Statement on Form S-1
                            (Reg. No. 33-85698) dated as of December 1994, which
                            exhibit is incorporated herein by reference.
          10.9**         -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 33-85698) dated as of December 1994,
                            which exhibit is incorporated herein by reference.
          10.10**        -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.11**        -- Amended and Restated Employment Agreement dated as of
                            December 31, 1995 by and between the Company and Tilmon
                            J. Reeves, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.12          -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement"), filed as
                            an exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
          10.13          -- Amendment No. 1 dated November 17, 1992 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.14          -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.15          -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.16          -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.17          -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
          10.18          -- Amendment No. 6 dated December 6, 1996 to the FEASI
                            Agreement, filed as an exhibit to the Company's Form 10-Q
                            for the quarter ended November 30, 1996, which exhibit is
                            incorporated herein by reference.
          10.19          -- Second Amended and Restated Credit Agreement, dated as of
                            November 19, 1997, by and among the Company (as borrower)
                            and Wells Fargo Bank (Texas), National Association (as
                            agent), filed as an exhibit to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which exhibit is herein incorporated by reference.
          10.20          -- Agreement, dated July 20, 1995, between American
                            International Airways, Inc. and the Pilots, Co-Pilots and
                            Flight Engineers in the service of American International
                            Airways, Inc., as represented by The International
                            Brotherhood of Teamsters -- Airline Division, filed as an
                            exhibit to the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which exhibit is herein
                            incorporated by reference.
          10.21**        -- Employment Agreement by and between Conrad A. Kalitta and
                            AIA, filed as an exhibit to the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which exhibit
                            is herein incorporated by reference.
          10.22**        -- Amended and Restated Consulting Agreement by and between
                            Conrad A. Kalitta and AIA, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
          10.23          -- License Agreement (the "License Agreement"), dated May
                            15, 1995, by and between Roadway Global Air, Inc. ("RGA")
                            and American International Freight ("AIF"), a division of
                            AIA, filed as an exhibit to the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which exhibit
                            is herein incorporated by reference.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.24          -- Amendment to License Agreement, dated August 14, 1997, by and between RGA and AIF, filed as an exhibit to the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-36125), which exhibit is herein incorporated by
                            reference.
          10.25          -- Escrow and Security Agreement, dated November 19, 1997, between the Company and Bank One, N.A. as Trustee and
                            Collateral Trustee placing the Pledged Securities into
                            escrow, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which exhibit is herein incorporated by reference.
          12.1*          -- Statement of computation of ratio of earnings to fixed
                            charges.
          21.1           -- Subsidiaries of the Registrant, filed as an exhibit to
                            the Registrant's Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which exhibit is herein incorporated by
                            reference.
          23.1*          -- Consent of Ernst & Young LLP.
          25.1           -- Statement of Eligibility and Qualification (Form T-1)
                            under the Trust Indenture Act of 1939 of Bank One, N.A.,
                            filed as an exhibit to the Registrant's Registration
                            Statement on Form S-4 (Reg. No. 333-43645), which exhibit
                            is herein incorporated by reference.
          27.1*          -- Financial Data Schedule.

---------------

 * Filed herewith.

** This exhibit is a management contract or compensatory plan or arrangement.