Form 10-Q
period 1998-03-31
KITTY HAWK INC
filed 1998-05-15
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of May 8, 1998: 16,766,881.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997 ......................      3

     Condensed Consolidated Statements of Operations
     Three months ended March 31, 1998 and 1997 ....................      4

     Condensed Consolidated Statements of Stockholders' Equity
         Three months ended March 31, 1998 .........................      5

     Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1998 and 1997 ................      6

     Notes to Condensed Consolidated Financial Statements ..........      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................     15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................     22

Item 2.  Changes in Securities .....................................     22

Item 3.  Defaults upon Senior Securities ...........................     22

Item 4.  Submission of Matters to a Vote of Security Holders .......     22

Item 5.  Other Information .........................................     22

Item 6.  Reports on Form 8-K and Exhibits ..........................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                             MARCH 31,       DECEMBER 31,
                                                               1998              1997
                                                            ------------     ------------
ASSETS

Current assets
     Cash and cash equivalents ........................     $ 21,229,372     $ 17,906,714
     Restricted cash and short-term investments .......       16,473,613       58,629,084
     Trade accounts receivable ........................       74,985,257      122,190,906
     Deferred income taxes ............................       15,798,161       15,798,161
     Inventory and aircraft supplies ..................       52,753,936       37,158,207
     Prepaid expenses and other current assets ........       27,716,899       25,596,064
                                                            ------------     ------------
         Total current assets .........................      208,957,238      277,279,136
                                                            ------------     ------------

Property and equipment, net ...........................      598,846,268      545,496,622
Other assets, net .....................................       13,552,160       13,970,168
                                                            ------------     ------------

Total assets ..........................................     $821,355,666     $836,745,926
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable .................................     $ 43,170,498     $ 43,646,806
     Accrued expenses .................................       72,403,422       91,128,193
     Accrued maintenance reserves .....................       20,006,594       19,138,292
     Revolving Credit Facility ........................       15,000,000       10,000,000
     Current maturities of long-term debt .............        4,584,653        2,395,208
                                                            ------------     ------------
         Total current liabilities ....................      155,165,167      166,308,499
                                                            ------------     ------------

Long-term debt ........................................      389,483,830      392,248,252
Deferred income taxes .................................       99,153,075       99,153,075

Minority interest .....................................        4,174,202        4,162,689

Commitments and contingencies .........................               --               --

Stockholders' equity
     Preferred stock, $1 par value:  Authorized
         shares -1,000,000; none issued ...............               --               --

     Common stock, $.01 par value:  Authorized
        shares -25,000,000; issued and outstanding
        -16,766,881 and 16,750,957 ....................          167,669          167,510

     Additional capital ...............................      130,757,613      130,522,885
     Retained earnings ................................       42,454,110       44,183,016
                                                            ------------     ------------
         Total stockholders' equity ...................      173,379,392      174,873,411
                                                            ------------     ------------

Total liabilities and stockholders' equity ............     $821,355,666     $836,745,926
                                                            ============     ============


                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 --------------------------------
                                                                     1998                1997
                                                                 -------------      -------------
Revenues:
     Air freight carrier ...................................     $ 123,825,387      $  14,887,806
     Air logistics .........................................        14,810,634         13,214,661
     Maintenance and other .................................         8,717,777                 --
                                                                 -------------      -------------
         Total revenues ....................................       147,353,798         28,102,467

Costs of revenues:
     Air freight carrier ...................................       111,262,843         10,872,952
     Air logistics .........................................        12,386,830         11,874,751
     Maintenance and other .................................         6,785,608                 --
                                                                 -------------      -------------
         Total costs of revenues ...........................       130,435,281         22,747,703
                                                                 -------------      -------------

Gross profit ...............................................        16,918,517          5,354,764

General and administrative expenses ........................         9,434,340          2,512,563
Non-qualified employee profit sharing expense ..............           530,420            271,186
                                                                 -------------      -------------

Operating income ...........................................         6,953,757          2,571,015

Other income (expense):
     Interest expense ......................................        (9,699,154)          (481,325)
     Other, net ............................................           675,398            266,878
                                                                 -------------      -------------

Income (loss) before minority interest and income taxes ....        (2,069,999)         2,356,568

Minority interest ..........................................          (811,513)                --
                                                                 -------------      -------------

Income (loss) before income taxes ..........................        (2,881,512)         2,356,568

Income tax expense (benefit) ...............................        (1,152,606)           942,627
                                                                 -------------      -------------

Net income (loss) ..........................................     $  (1,728,906)     $   1,413,941
                                                                 =============      =============

Basic and diluted earnings (loss) per share ................     $       (0.10)     $        0.14
                                                                 =============      =============

Weighted average common shares outstanding .................        16,759,089         10,451,807
                                                                 =============      =============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                             NUMBER OF          COMMON          ADDITIONAL           RETAINED
                                              SHARES             STOCK            CAPITAL            EARNINGS           TOTAL
                                           -------------     -------------     -------------     -------------      -------------
Balance at December 31, 1997 ...........      16,750,957     $     167,510     $ 130,522,885     $  44,183,016      $ 174,873,411

Shares issued in connection with the
  Employee Stock Purchase Plan .........           9,084                91           122,728                --            122,819

Shares issued in connection with the
  Omnibus Securities Plan ..............           6,840                68           112,000                --            112,068

Net loss ...............................              --                --                --        (1,728,906)        (1,728,906)
                                           -------------     -------------     -------------     -------------      -------------

Balance at March 31, 1998 ..............      16,766,881     $     167,669     $ 130,757,613     $  42,454,110      $ 173,379,392
                                           =============     =============     =============     =============      =============

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Operating activities:
   Net income (loss) ...................................     $ (1,728,906)     $  1,413,941
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization .....................       11,500,160         2,239,449

     Gain on sale of assets ............................          (32,300)               --
     Minority interest .................................          811,513                --
     Changes in operating assets and liabilities:
       Trade accounts receivable .......................       46,732,378        18,237,045
       Inventory and aircraft supplies .................      (15,520,729)         (761,806)
       Prepaid expenses and other current assets .......       (5,311,472)          993,179
       Accounts payable and accrued expenses ...........      (21,381,982)      (22,480,903)
       Accrued maintenance reserves ....................          868,302            31,260
                                                             ------------      ------------

Net cash provided by (used in) operating activities ....       15,936,964          (327,835)

Investing activities:
   Capital expenditures ................................      (61,906,537)      (17,976,541)
   Redemption of short term investments ................       43,794,500                --
   Proceeds from sale of assets ........................        1,831,500                --
                                                             ------------      ------------
Net cash used in investing activities ..................      (16,280,537)      (17,976,541)

Financing activities:
   Proceeds from issuance of long-term debt ............               --         3,349,578
   Repayments of long-term debt ........................         (574,977)         (910,679)

   Net borrowings on Revolving Credit Facility .........        5,000,000                --
   Distributions to minority interest ..................         (800,000)               --
   Note receivable issued to stockholder ...............           41,140                --
   Stock issued in connection with the Omnibus
   Securities Plan .....................................               68                --
                                                             ------------      ------------
Net cash provided by financing activities ..............        3,666,231         2,438,899
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents ...        3,322,658       (15,865,477)

Cash and cash equivalents at beginning of period .......       17,906,714        27,320,402
                                                             ------------      ------------

Cash and cash equivalents at end of period .............     $ 21,229,372      $ 11,454,925
                                                             ============      ============



                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997, are unaudited (except for the December 31, 1997 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   ACQUISITION OF THE KALITTA COMPANIES

  On November 19, 1997, the Company acquired by merger all of the outstanding common stock of American International Airways, Inc. ("AIA"), including a 60% interest in American International Cargo ("AIC"), Kalitta Flying Service, Inc. ("KFS"), Flight One Logistics, Inc. ("FOL"), O. K. Turbines, Inc. ("OKT") and American International Travel, Inc. ("AIT") (collectively, the "Kalitta Companies") in exchange for 4,099,150 shares of the Company's common stock (valued by an independent appraisal at approximately $60.3 million) and $20 million in cash. The transaction has been accounted for as a purchase.

  Concurrently with the consummation of the acquisition, the Company closed a 3,000,000 share common stock offering and a $340 million senior secured note offering. Of the 3,000,000 shares sold in the common stock offering, the Company sold 2,200,000 shares and certain stockholders of the Company (the "Selling Stockholders") sold 800,000 shares. Net proceeds to the Company from the common stock offering were approximately $38.3 million. The Company did not receive any of the net proceeds from the sale of shares by the Selling Stockholders.

3.   LEGAL PROCEEDINGS

  The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company.

4.   NEW ACCOUNTING PRONOUNCEMENTS

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Because the Company does not currently have any transactions that give rise to differences between net income and comprehensive income, SFAS 130 is not expected to have a significant impact on the Company.

5.   SUPPLEMENTAL GUARANTOR INFORMATION

  In November 1997, the Company sold $340 million of 9.95% Senior Secured Notes due 2004 (the "Notes").

Each of the Company's subsidiaries, with the exception of AIC, (collectively, the "Guarantors") have fully and unconditionally and jointly and severally guaranteed (the "Guarantees") on a senior basis, the full and prompt performance of the Company's obligations under the Notes. The Guarantees are limited to the largest amount that would not render such Guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Guarantees rank senior in right of payment to any subordinated indebtedness and, except with respect to collateral, pari passu with all existing and future unsubordinated indebtedness of the
  Guarantors. Each of the Guarantors is a wholly-owned subsidiary of the Company.

  Supplemental financial information is presented for the year ended December 31, 1997 and the three months ended March 31, 1998. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management has determined that such information is not material to investors. Prior to January 1, 1998, the Company was not required to present such supplemental financial information.

                                Kitty Hawk, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                     Supplemental Combining Balance Sheets
                        Condensed Financial Information

                               December 31, 1997

                                     ASSETS

                                                   The Company           AIC
                                                   excluding AIC        (Non-
                                                   (Guarantors)        Guarantor)       Eliminations           Total
                                                   -------------     -------------      -------------      -------------
Cash and cash equivalents                          $  16,624,585     $   1,282,129                 --      $  17,906,714
Restricted cash and short-term investments            58,629,084                --                 --         58,629,084
Trade accounts receivable                            114,396,047         9,632,462      $  (1,837,603)       122,190,906
Deferred income taxes                                 15,798,161                --                 --         15,798,161
Inventory and aircraft supplies                       37,158,207                --                 --         37,158,207
Prepaid expenses and other current assets             25,505,936            90,128                 --         25,596,064
                                                   -------------     -------------      -------------      -------------
   Total current assets                              268,112,020        11,004,719         (1,837,603)       277,279,136
Property and equipment, net                          544,935,738           560,884                 --        545,496,622
Investment in AIC                                      6,271,033                --         (6,271,033)                --
Other assets, net                                     13,970,168                --                 --         13,970,168
                                                   -------------     -------------      -------------      -------------
   Total assets                                    $ 833,288,959     $  11,565,603      $  (8,108,636)     $ 836,745,926
                                                   =============     =============      =============      =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                   $  44,423,513     $     587,255      $  (1,363,962)     $  43,646,806
Accrued expenses                                      91,030,207           571,627           (473,641)        91,128,193
Accrued maintenance reserves                          19,138,292                --                 --         19,138,292
Revolving Credit Facility                             10,000,000                --                 --         10,000,000
Current maturities of long-term debt                   2,395,208                --                 --          2,395,208
                                                   -------------     -------------      -------------      -------------
   Total current liabilities                         166,987,220         1,158,882         (1,837,603)       166,308,499
Long-term debt                                       392,248,252                --                 --        392,248,252
Deferred income taxes                                 99,153,075                --                 --         99,153,075
                                                   -------------     -------------      -------------      -------------
   Total liabilities                                 658,388,547         1,158,882         (1,837,603)       657,709,826
                                                   -------------     -------------      -------------      -------------
Minority interest in AIC                                      --                --          4,162,689          4,162,689
Stockholders' equity
   Preferred stock                                            --                --                 --                 --
   Common stock                                          167,510                --                 --            167,510
   Additional capital                                130,522,885         2,817,472         (2,817,472)       130,522,885
   Retained earnings                                  44,210,017         7,589,249         (7,616,250)        44,183,016
                                                   -------------     -------------      -------------      -------------
       Total stockholders' equity                    174,900,412        10,406,721        (10,433,722)       174,873,411
                                                   -------------     -------------      -------------      -------------
   Total liabilities and stockholders' equity      $ 833,288,959     $  11,565,603     $  (8,108,636)      $ 836,745,926
                                                   =============     =============      =============      =============

                                Kitty Hawk, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                     Supplemental Combining Balance Sheets
                        Condensed Financial Information

                                 March 31, 1998

                                     ASSETS

                                                  The Company           AIC
                                                  excluding AIC        (Non-
                                                  (Guarantors)       Guarantor)     Eliminations         Total
                                                  ------------     ------------     ------------      ------------
Cash and cash equivalents                         $ 19,279,438     $  1,949,934               --      $ 21,229,372
Restricted cash and short-term investments          16,473,613               --               --        16,473,613
Trade accounts receivable                           67,350,867        9,176,716     $ (1,542,326)       74,985,257
Deferred income taxes                               15,798,161               --               --        15,798,161
Inventory and aircraft supplies                     52,753,936               --               --        52,753,936
Prepaid expenses and other current assets           27,428,276          288,623               --        27,716,899
                                                  ------------     ------------     ------------      ------------

   Total current assets                            199,084,291       11,415,273       (1,542,326)      208,957,238
Property and equipment, net                        598,299,771          546,497               --       598,846,268
Investment in AIC                                    5,044,033               --       (5,044,033)               --
Other assets, net                                   13,552,160               --               --        13,552,160
                                                  ------------     ------------     ------------      ------------
   Total assets                                   $815,980,255     $ 11,961,770     $ (6,586,359)     $821,355,666
                                                  ============     ============     ============      ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $ 43,749,491     $    942,083     $ (1,521,076)     $ 43,170,498
Accrued expenses                                    71,840,489          584,183          (21,250)       72,403,422
Accrued maintenance reserves                        20,006,594               --               --        20,006,594
Revolving Credit Facility                           15,000,000               --               --        15,000,000
Current maturities of long-term debt                 4,584,653               --               --         4,584,653
                                                  ------------     ------------     ------------      ------------
   Total current liabilities                       155,181,227        1,526,266       (1,542,326)      155,165,167
Long-term debt                                     389,483,830               --               --       389,483,830
Deferred income taxes                               99,153,075               --               --        99,153,075
                                                  ------------     ------------     ------------      ------------
   Total liabilities                               643,818,132        1,526,266       (1,542,326)      643,802,072
Minority interest in AIC                                    --               --        4,174,202         4,174,202
Stockholders' equity
   Preferred stock                                          --               --               --                --
   Common stock                                        167,669               --               --           167,669
   Additional capital                              130,757,613        8,406,722       (8,406,722)      130,757,613
   Retained earnings                                41,236,841        2,028,782         (811,513)       42,454,110
                                                  ------------     ------------     ------------      ------------
       Total stockholders' equity                  172,162,123       10,435,504       (9,218,235)      173,379,392
                                                  ------------     ------------     ------------      ------------
   Total liabilities and stockholders' equity     $815,980,255     $ 11,961,770     $ (6,586,359)     $821,355,666
                                                  ============     ============     ============      ============

                                Kitty Hawk, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                Supplemental Combining Statements of Operations
                        Condensed Financial Information

                      For the year ended December 31, 1997

                                                The Company            AIC
                                               excluding AIC          (Non-
                                                (Guarantors)        Guarantor)      Eliminations           Total
                                               -------------      -------------     -------------      -------------
Revenue
   Air freight carrier                         $ 134,703,342      $   8,234,142     $  (5,651,217)     $ 137,286,267
   Air logistics                                 112,556,233                 --                --        112,556,233
                                               -------------      -------------     -------------      -------------
       Total revenues                            247,259,575          8,234,142        (5,651,217)       249,842,500
Costs of revenues
   Air freight carrier                            99,473,877          6,775,738        (5,651,217)       100,598,398
   Air logistics                                  95,092,512                 --                --         95,092,512
                                               -------------      -------------     -------------      -------------
       Total costs of revenues                   194,566,389          6,775,738        (5,651,217)       195,690,910
                                               -------------      -------------     -------------      -------------
Gross profit                                      52,693,186          1,458,404                --         54,151,590
General and administrative expenses               14,872,206            233,621                --         15,105,827
Non-qualified employee profit sharing
  expense                                          2,428,934                 --                --          2,428,934
                                               -------------      -------------     -------------      -------------
Operating income                                  35,392,046          1,224,783                --         36,616,829
Other income (expense):
   Interest expense                               (6,923,998)                --                --         (6,923,998)
   Other, net                                      1,091,342             18,767                --          1,110,109
                                               -------------      -------------     -------------      -------------
Income before minority interest and
  income taxes                                    29,559,390          1,243,550                --         30,802,940
Minority interest in AIC                                  --                 --          (497,420)          (497,420)
                                               -------------      -------------     -------------      -------------
Income before income taxes                        29,559,390          1,243,550          (497,420)        30,305,520
Income taxes                                      12,415,802                 --                --         12,415,802
                                               -------------      -------------     -------------      -------------
Net income                                     $  17,143,588      $   1,243,550     $    (497,420)     $  17,889,718
                                               =============      =============     =============      =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                Supplemental Combining Statements of Operations
                        Condensed Financial Information

                   For the three months ended March 31, 1998

                                               The Company           AIC
                                              excluding AIC         (Non-
                                               (Guarantors)       Guarantor)      Eliminations        Total
                                               -------------      -------------     -------------      -------------
Revenue
  Air freight carrier                          $ 116,545,849      $  14,345,907     $  (7,066,369)     $ 123,825,387
  Air logistics                                   14,810,634                 --                --         14,810,634
  Maintenance                                      8,717,777                 --                --          8,717,777
                                               -------------      -------------     -------------      -------------
    Total revenues                               140,074,260         14,345,907        (7,066,369)       147,353,798
Costs of revenues
  Air freight carrier                            106,363,072         11,966,140        (7,066,369)       111,262,843
  Air logistics                                   12,386,830                 --                --         12,386,830
  Maintenance                                      6,785,608                 --                --          6,785,608
                                               -------------      -------------     -------------      -------------
    Total costs of revenues                      125,535,510         11,966,140        (7,066,369)       130,435,281
                                               -------------      -------------     -------------      -------------
Gross profit                                      14,538,750          2,379,767                --         16,918,517
General and administrative expenses                9,044,898            389,442                --          9,434,340
Non-qualified employee profit sharing
  expense                                            530,420                 --                --            530,420
                                               -------------      -------------     -------------      -------------
Operating income                                   4,963,432          1,990,325         6,953,757
Other income (expense):
  Interest expense                                (9,699,154)                --                --         (9,699,154)
  Other, net                                         636,941             38,457                --            675,398
                                               -------------      -------------     -------------      -------------
Income (loss) before minority interest and
  income taxes                                    (4,098,781)         2,028,782                --         (2,069,999)
Minority interest in AIC                                  --                 --          (811,513)          (811,513)
                                               -------------      -------------     -------------      -------------
Income (loss) before income taxes                 (4,098,781)         2,028,782          (811,513)        (2,881,512)
Income tax benefit                                (1,152,606)                --                --         (1,152,606)
                                               -------------      -------------     -------------      -------------
Net income (loss)                              $  (2,946,175)     $   2,028,782     $    (811,513)     $  (1,728,906)
                                               =============      =============     =============      =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statement of Cash Flows
                        Condensed Financial Information

                      For the year ended December 31, 1997

                                                The Company            AIC
                                                excluding AIC         (Non-
                                                (Guarantors)         Guarantor)       Eliminations           Total
                                                -------------      -------------      -------------      -------------
Cash provided by operating activities           $  19,053,252      $   1,043,545      $     497,420      $  20,594,217

Investing Activities:
  Purchase of Kalitta Companies, net of
    cash acquired                                (315,550,749)                --                 --       (315,550,749)
  Proceeds from sale of assets                      1,810,000              6,800                 --          1,816,800
  Investment in AIC                                   977,420                 --           (977,420)                --
  Capital expenditures                           (113,460,317)                --                 --       (113,460,317)
                                                -------------      -------------      -------------      -------------
    Net cash provided by (used
          in) investing activities               (426,223,646)             6,800           (977,420)      (427,194,266)

Financing Activities
  Proceeds from 9.95% Senior Secured
    Notes, net                                    329,069,351                 --                 --        329,069,351
  Proceeds from issuance of common
    stock, net                                     38,341,566                 --                 --         38,341,566
  Proceeds from issuance of long-term
    debt, net                                      50,418,441                 --                 --         50,418,441
  Borrowings on Revolving Credit Facility          16,230,000                 --                 --         16,230,000
  Repayments of debt                              (36,511,857)                --                 --        (36,511,857)
  Net partner withdrawals                                  --           (800,000)           800,000                 --
  Distributions to minority interest                       --                 --           (320,000)          (320,000)
  Note receivable from shareholder                    (41,140)                --                 --            (41,140)
                                                -------------      -------------      -------------      -------------
      Net cash provided by (used in)
        investing activities                      397,506,361           (800,000)           480,000        397,186,361
                                                -------------      -------------      -------------      -------------
Increase (decrease) in cash                        (9,664,033)           250,345                 --         (9,413,688)
Cash and cash equivalents, beginning of
  period                                           26,288,618          1,031,784                 --         27,320,402
                                                -------------      -------------      -------------      -------------
Cash and cash equivalents, end of period        $  16,624,585      $   1,282,129      $          --      $  17,906,714
                                                =============      =============      =============      =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statement of Cash Flows
                        Condensed Financial Information

                   For the three months ended March 31, 1998

                                                The Company           AIC
                                                excluding AIC        (Non-
                                                (Guarantors)       Guarantor)       Eliminations          Total
                                                ------------      ------------      ------------      ------------
Cash provided by operating activities           $ 12,438,890      $  2,686,561      $    811,513      $ 15,936,964

Investing Activities:
  Capital expenditures                           (61,887,781)          (18,756)               --       (61,906,537)
  Redemption of short term investments            43,794,500                --                --        43,794,500
  Investment in AIC                                2,011,513                --        (2,011,513)               --
  Proceeds from sale of assets                     1,831,500                --                --         1,831,500
                                                ------------      ------------      ------------      ------------
    Net cash (used in) investing activities      (14,250,268)          (18,756)       (2,011,513)      (16,280,537)

Financing Activities
  Repayments of debt                                (574,977)               --                --          (574,977)
  Net borrowings of revolver                       5,000,000                --                --         5,000,000
  Net partner withdrawals                                 --        (2,000,000)        2,000,000                --
  Distributions to minority interest                      --                --          (800,000)         (800,000)
  Note receivable from shareholder                    41,140                --                --            41,140
  Stock issued in connection with the
      Omnibus Securities Plan                             68                --                --                68
                                                ------------      ------------      ------------      ------------
    Net cash provided by (used by)
      investing activities                         4,466,231        (2,000,000)        1,200,000         3,666,231
                                                ------------      ------------      ------------      ------------
Increase in cash                                   2,654,853           667,805                --         3,322,658
Cash and cash equivalents, beginning of
  period                                          16,624,585         1,282,129                --        17,906,714
                                                ------------      ------------      ------------      ------------
Cash and cash equivalents, end of period        $ 19,279,438      $  1,949,934      $         --      $ 21,229,372
                                                ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Acquisition of the Kalitta Companies. On November 19, 1997, the Company acquired all of the outstanding common stock of American International Airways, Inc., including a 60% interest in American International Cargo ("AIC"), Kalitta Flying Service, Inc., Flight One Logistics, Inc., O. K. Turbines, Inc. and American International Travel, Inc. (collectively, the "Kalitta Companies"). The results of operations for the three months ended March 31, 1998 include the results of operations of the Kalitta Companies. The pro forma results of operations for the three months ended March 31, 1997 include the results of the Kalitta Companies as if they had been acquired as of January 1, 1997. The historical results of operations for the three months ended March 31, 1997 do not include the results of operations of the Kalitta Companies.

  Revenues. The Company's revenues are derived from three related businesses:
(i) air freight carrier, (ii) air logistics and (iii) maintenance. Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contracts and on-demand charters flown with the Company's aircraft. In addition, revenues from the Company's scheduled overnight freight service and passenger charter services are also included in air freight carrier revenues. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers. With respect to on- demand charters that are arranged by the Company and flown with its aircraft, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues. Maintenance revenues are generated through maintenance performed on engines, airframes and other accessories owned by third parties.

  The principal factors that have contributed to revenue growth over the past several years have been (i) increases in the Company's fleet through purchases of aircraft and the acquisition of the Kalitta Companies in November 1997, (ii) the general U.S. economic expansion and (iii) increased global demand for time sensitive air freight services.

  Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier business consist of the costs for the maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis, although the Company absorbs the cost of fuel in its scheduled freight operations. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown on the Company's aircraft, all related air transportation expenses are allocated to the air freight carrier business and all related cargo ground handling and transportation expenses are allocated to the air logistics business. The principal components of the costs of revenues for maintenance consist of maintenance personnel salaries and aircraft and engine parts and supplies.

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

  Pro Forma Results of Operations. The following sets forth the unaudited pro forma consolidated statement of operations for the quarter ended March 31, 1997, giving effect to (i) the November 1997 acquisition of the Kalitta Companies, (ii) the issuance of the Company's 9.95% Senior Secured Notes due 2004 (the "Notes"), (iii) the incurrence of a $45.9 million term loan and (iv) the September 1997 acquisition of 16 Boeing 727s from the Kalitta Companies, each as if they occurred on January 1, 1997. This information is presented for illustrative purposes only and does not purport to present the results of operations of the Company had these transactions occurred on the dates indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future.

  No pro forma adjustments have been applied to reflect (i) revenues or operating costs expected to be generated from the two Boeing 747s recently purchased and to be modified with approximately $56 million of the net proceeds from the sale of the Notes or (ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) expected to result from the acquisition of the Kalitta Companies. In addition, pro forma results have not been adjusted to eliminate (i) abnormally high engine maintenance expenses previously incurred in response to certain Federal Aviation Administration ("FAA") Airworthiness Directives ("Directives"), (ii) costs previously incurred to add and maintain flight crews in anticipation of increased air freight carrier business which had not yet materialized in part due to delays in acquiring aircraft and (iii) start-up costs previously incurred to establish the Company's wide-body passenger charter business.

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                  MARCH 31, 1997
                                                                  --------------
                                                                    Pro Forma
Revenues:
     Air freight carrier ...................................      $ 100,421,153
     Air logistics .........................................         13,214,661
     Maintenance and other .................................          6,410,799
                                                                  -------------
         Total revenues ....................................        120,046,613

Costs of revenues:
     Air freight carrier ...................................        105,910,516
     Air logistics .........................................         11,874,751
     Maintenance and other .................................          4,513,202
                                                                  -------------
         Total costs of revenues ...........................        122,298,469
                                                                  -------------

Gross profit (loss) ........................................         (2,251,856)

General and administrative expenses ........................          8,394,738
Non-qualified employee profit sharing expense ..............            271,186
                                                                  -------------

Operating loss .............................................        (10,917,780)

Other income (expense):
     Interest expense ......................................        (10,147,080)
     Other, net ............................................          1,792,546
                                                                  -------------

Loss before minority interest and income taxes .............        (19,272,314)

Minority interest ..........................................           (337,939)
                                                                  -------------

Loss before income taxes ...................................        (19,610,253)

Income tax benefit .........................................         (7,459,966)
                                                                  -------------

Net loss ...................................................      $ (12,150,287)
                                                                  =============

Basic and diluted loss per share ...........................      $       (0.73)
                                                                  =============

Weighted average common shares outstanding .................         16,750,957
                                                                  =============

RESULTS OF OPERATIONS

  The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                              1998                     PRO FORMA 1997                HISTORICAL 1997
                                     -----------------------    ----------------------------     -----------------------
Air freight carrier:
         Revenues ..............     $ 123,825         100.0%     $ 100,421          100.0%      $  14,888         100.0%
         Costs of revenues .....       111,263          89.9        105,910          105.5          10,873          73.0
                                     ---------     ---------      ---------      ---------       ---------     ---------
         Gross profit (loss) ...     $  12,562          10.1%     $  (5,489)          (5.5)%     $   4,015          27.0%
                                     =========     =========      =========      =========       =========     =========

Air logistics:
         Revenues ..............     $  14,811         100.0%     $  13,215          100.0%      $  13,215         100.0%
         Costs of revenues .....        12,387          83.6         11,875           89.9          11,875          89.9
                                     ---------     ---------      ---------      ---------       ---------     ---------
         Gross profit ..........     $   2,424          16.4%     $   1,340           10.1%      $   1,340          10.1%
                                     =========     =========      =========      =========       =========     =========

Maintenance and other:
         Revenues ..............     $   8,718         100.0%     $   6,411          100.0%             --            --
         Costs of revenues .....         6,785          77.8          4,513           70.4              --            --
                                     ---------     ---------      ---------      ---------       ---------     ---------
         Gross profit ..........     $   1,933          22.2%     $   1,898           29.6%             --            --
                                     =========     =========      =========      =========       =========     =========

  The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                                           THREE MONTHS ENDED MARCH  31,
                                                           -----------------------------
                                                  1998             PRO FORMA 1997          HISTORICAL 1997
                                               ----------  -----------------------------   ---------------
Revenues:
     Air freight carrier ....................      84.0%               83.7%                     53.0%
     Air logistics ..........................      10.1                11.0                      47.0
     Maintenance and other ..................       5.9                 5.3                        --
                                                  -----               -----                     -----
         Total revenues .....................     100.0               100.0                     100.0
Total costs of revenues .....................      88.5               101.9                      80.9
                                                  -----               -----                     -----
Gross profit (loss) .........................      11.5                (1.9)                     19.1
General and administrative expenses .........       6.4                 7.0                       8.9
Non-qualified employee profit sharing .......       0.4                 0.2                       1.0
                                                  -----               -----                     -----
expense .....................................
Operating income (loss) .....................       4.7                (9.1)                      9.2
Interest expense ............................      (6.6)               (8.5)                     (1.7)
Other income ................................       0.5                 1.5                       0.9
                                                  -----               -----                     -----
 Income (loss) before minority interest
and income taxes ............................      (1.4)              (16.1)                      8.4
Minority interest ...........................       0.6                 0.2                        --
                                                  -----               -----                     -----
Income (loss) before income taxes ...........      (2.0)              (16.3)                      8.4
Income taxes expense (benefit) ..............      (0.8)               (6.2)                      3.4
                                                  -----               -----                     -----
Net income (loss) ...........................      (1.2)%             (10.1)%                     5.0%
                                                  =====               =====                     =====

   Due to the impact the acquisition of the Kalitta Companies and related transactions have had on the financial statements and results of operations of the Company, management has determined that the historical results of operations for the quarter ended March 31, 1997 lack meaningful comparibility to the results of operations for the quarter ended March 31, 1998. As a result, the Company has provided a comparison of the pro forma quarter ended March 31, 1997 to the quarter ended March 31, 1998, which the Company believes provides the most relevant and useful information to investors. Other than the information provided above, no further comparison of the historical results of operations for the quarter ended March 31, 1997 to the quarter ended March 31, 1998 is provided herein.

QUARTER ENDED MARCH 31, 1998 COMPARED TO PRO FORMA QUARTER ENDED MARCH 31, 1997

  Revenues - Air Freight Carrier. Air freight carrier revenues increased $23.4 million, or 23.3%, to $123.8 million in the quarter ended March 31, 1998, from $100.4 million in the pro forma quarter ended March 31, 1997. This increase was primarily attributable to an increase in the jet aircraft fleet from 63 aircraft at March 31, 1997 to 68 aircraft at March 31, 1998 which permitted an increase in ACMI contract charters, including passenger charters attributable to placing two Lockheed L-1011s and two Boeing 747s into revenue service after March 31, 1997. Air freight carrier on- demand charters, ACMI contract charters and scheduled operations revenues were $14.7 million, $72.4 million and $36.2 million, or 11.9%, 58.5% and 29.2%, respectively, of total air freight carrier revenues for the quarter ended March 31, 1998, as compared to $17.2 million, $45.8 million and $36.4 million, or 17.2%, 45.6% and 36.2%, respectively, for the pro forma quarter ended March 31, 1997. Revenues from on-demand charters flown by Company aircraft for the quarter ended March 31, 1998 decreased 14.4% from the pro forma prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenue from the Company's scheduled operations declined $0.2 million in the quarter ended March 31, 1998 as compared to the pro forma quarter ended March 31, 1997 due to increased weather-related downtime. The Company has also implemented selective price increases for its ACMI contract charters and scheduled operations.

  Revenues - Air Logistics. Air logistics revenues increased $1.6 million, or 12.1%, to $14.8 million in the quarter ended March 31, 1998, from $13.2 million in the pro forma quarter ended March 31, 1997. This increase was primarily due to increased demand for charters that require large aircraft, which generate greater revenues. The number of trips managed increased slightly from 3,191 in the pro forma quarter ended March 31, 1997 to 3,219 for the period ended March 31, 1998. Prices for the Company's air logistics services remained relatively constant.

   Revenues - Maintenance and Other. Maintenance and other revenues increased $2.3 million, or 36.7%, to $8.7 million in the quarter ended March 31, 1998, from $6.4 million in the pro forma quarter ended March 31, 1997. This increase was primarily due to increased third party engine maintenance revenue and to additional revenues from airframe maintenance performed for a third party.

  Costs of Revenues - Air Freight Carrier. Air freight carrier costs of revenues increased $5.4 million, or 5.1%, to $111.3 million in the quarter ended March 31, 1998, from $105.9 million in the pro forma quarter ended March 31, 1997. This increase was primarily due to increased fleet size and operating additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 10.1% in the quarter ended March 31, 1998, from a gross loss margin of (5.5)% in the pro forma quarter ended March 31, 1997. This increase in gross margin was a result of (i) lower maintenance expenses during the period ended March 31, 1998 as compared to the pro forma quarter ended March 31, 1997 when higher component repairs were required by several engine-related Directives and (ii) lower average fuel prices in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

  Costs of Revenues - Air Logistics. Air logistics costs of revenues increased $0.5 million, or 4.3%, to $12.4 million in the quarter ended March 31, 1998, from $11.9 million in the pro forma quarter ended March 31, 1997, reflecting an increased volume of business. The gross profit margin from air logistics increased to 16.4% in the quarter ended March 31, 1998 from 10.1% in the pro forma quarter ended March 31, 1997. The increase in gross margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired from the Kalitta Companies) rather than to third party aircraft, which results in a higher gross margin to the Company.

   Costs of Revenues - Maintenance and Other. Maintenance and other costs of revenues increased $2.3 million, or 50.3%, to $6.8 million in the quarter ended March 31, 1998, from $4.5 million in the pro forma quarter ended March 31, 1997, reflecting an increase in third party maintenance revenues. The gross profit margin from maintenance decreased to 22.2% in the quarter ended March 31, 1998 from 29.2% in the pro forma quarter ended March 31, 1997. The decrease in gross margin is a result of higher costs incurred, which the Company was unable to pass on to customers based on negotiated pricing.

                                Garrett Devries
                                  Fax 651-5940

  General and Administrative Expenses. General and administrative expenses increased $1 million, or 12.4%, to $9.4 million in the quarter ended March 31, 1998, from $8.4 million in the pro forma quarter ended March 31, 1997. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended March 31, 1998. As a percentage of total revenues, general and administrative expenses decreased to 6.4% in the quarter ended March 31, 1998, as compared to 7% for the pro forma quarter ended March 31, 1997.

  Operating Income. As a result of the above, operating income increased $17.9 million to $7 million in the quarter ended March 31, 1998, from an operating loss of $10.9 million in the pro forma quarter ended March 31, 1997. Operating income margin increased to 4.7% in the quarter ended March 31, 1998, from a loss margin of (9.1)% in the pro forma quarter ended March 31, 1997.

  Interest Expense. Interest expense decreased to $9.7 million for the quarter ended March 31, 1998, from $10.1 million for the pro forma quarter ended March 31, 1997, a 4.4% decrease. The decrease was primarily the result of capitalizing approximately $0.7 million of interest expense in connection with funds used in the cargo modification of one Boeing 747.

  Income Tax Benefit. Income tax benefit as a percentage of loss before income taxes increased to 40% for the quarter ended March 31, 1998, from 38% for the pro forma prior year period. The increase was primarily due to the pro forma results not reflecting the full tax benefit of the net operating loss carryforwards of the Kalitta Companies due to the uncertainty of the Kalitta Companies' future ability to realize such net operating loss carry forwards prior to the Company's acquisition of the Kalitta Companies.

  Net Loss. As a result of the above, the Company's net loss decreased to $1.7 million in the quarter ended March 31, 1998, compared to a net loss of $12.2 million in the pro forma quarter ended March 31, 1997. Net loss as a percentage of total revenues increased to (1.2)% in the quarter ended March 31, 1998, from (10.1)% in the pro forma prior year period.

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

  In connection with the acquisition of the Kalitta Companies, the Company sold 2,200,000 shares of Common Stock resulting in net proceeds to the Company of approximately $38.3 million. In addition, the Company issued the Notes, resulting in net proceeds to the Company of approximately $329.1 million. Of the approximately $367.4 million of net proceeds, the Company used approximately $249.8 million to pay off substantially all of the Kalitta Companies pre- acquisition indebtedness, $33 million to refinance Kitty Hawk's indebtedness, $39.6 million to acquire two Boeing 747s, $20 million to pay the cash portion of the consideration for the Kalitta Companies, $16.4 million to fund a portion of the costs to modify two recently acquired Boeing 747s from passenger to cargo configuration, $6 million for working capital purposes and $2.6 million to pay expenses incurred in connection with the acquisition, a new credit facility and a new term loan.

  The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing

747s (two of which were purchased in February 1998), eight Lockheed L-1011s and 13 Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries, other than AIC.

  The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus .5%. As of March 31, 1998, the interest rate was 8.63%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines, the stock of each of the Company's subsidiaries and the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

  In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $61.1 million) and is secured by the same collateral as the Term Loan. The Credit Facility initially bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus .5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of March 31, 1998, the Company had a balance of $15 million outstanding under the Credit Facility bearing interest at 9.75% and available borrowings under the Credit Facility of approximately $46.1 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants.

  Capital expenditures were $61.9 million and $18.0 million for three months ended March 31, 1998 and 1997, respectively. Capital expenditures for the first quarter of 1998 were primarily for the purchase of (i) two Boeing 747s, (ii) cargo modifications to one Boeing 747 and one Boeing 727, (iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for three Boeing 727s, (v) engine overhauls, (vi) improvements to new office space at Dallas/Fort Worth International Airport and (vii) purchase of rotable aircraft parts. Capital expenditures for first quarter of 1997 were primarily for the purchase of (i) two Boeing 727 aircraft, (ii) cargo and noise abatement modifications for one Boeing 727 aircraft and one DC9-15F aircraft, (iii) two used JT8-7 jet engines, (iv) leasehold improvements to Boeing 727-200 aircraft,
(v) the lease of the Company's 40,000 square foot headquarters facility and
(vi) major maintenance checks.

  During the remainder of 1998, the Company estimates that capital expenditures will aggregate approximately $93.6 million and that it will make substantial capital expenditures thereafter. As of March 24, 1998, the Company had acquired two Boeing 747s for approximately $39.6 million (net of deposits) and anticipates modifying these aircraft to cargo configuration and having other work performed at an aggregate cost of approximately $30.7 million. The acquisition of the Boeing 747s was funded with approximately $39.6 million of the net proceeds from the Company's November 1997 Note offering. The cargo conversion will be funded with approximately $16.4 million of the net proceeds from the Note offering and approximately $14.3 million of internally generated funds or borrowings under the Credit Facility. Additionally, the Company anticipates converting one Boeing 727 aircraft from passenger to freighter configuration during 1998 at a cost of approximately $5 million.

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

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS

(a)      Reports on Form 8-K:

Not applicable.

(b)      Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

  EXHIBIT NO.                       DESCRIPTION

      3.1      - Certificate of Incorporation of the Company.(2)

      3.2      - Amended and Restated Bylaws of the Company.(1)

      3.3      - Amendment No. 1 to the Certificate of Incorporation of the
                 Company.(2)

      4.1      - Specimen Common Stock Certificate.(3)

     21.1      - Subsidiaries of the Registrant.(4)

     27.1      - Financial Data Schedule.(1)

----------

(1)    Filed herewith.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-43645) dated as of February 1998, and incorporated herein by reference.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.

                                     KITTY HAWK, INC.

                                     By: /s/RICHARD R. WADSWORTH, JR.
                                         --------------------------------------
                                         Richard R. Wadsworth, Jr.
                                         Senior Vice President - Finance,
                                         Chief Financial Officer, and Secretary

                               INDEX TO EXHIBITS

  EXHIBIT NO.                           DESCRIPTION
-------------  -------------------------------------------------------------
      3.1      - Certificate of Incorporation of the Company.(2)

      3.2      - Amended and Restated Bylaws of the Company.(1)

      3.3      - Amendment No. 1 to the Certificate of Incorporation of the
                 Company.(2)

      4.1      - Specimen Common Stock Certificate.(3)

     21.1      - Subsidiaries of the Registrant.(4)

     27.1      - Financial Data Schedule.(1)

----------

(1)    Filed herewith.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-43645) dated as of February 1998, and incorporated herein by reference.