Form 10-Q
period 1998-06-30
KITTY HAWK INC
filed 1998-08-14
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of August 12, 1998: 16,927,942.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                                                                          PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997 ............................      3

     Condensed Consolidated Statements of Operations
     Three months ended June 30, 1998 and 1997, and
     Six months ended June 30, 1998 and 1997 ............................      4

     Condensed Consolidated Statement of Stockholders' Equity ...........      5
         Six months ended June 30, 1998

     Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1998 and 1997 ........................      6

     Notes to Condensed Consolidated Financial Statements ...............      7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................     13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     22

Item 2.  Changes in Securities ..........................................     22

Item 3.  Defaults upon Senior Securities ................................     22

Item 4.  Submission of Matters to a Vote of Security Holders ............     22

Item 5.  Other Information ..............................................     22

Item 6.  Reports on Form 8-K and Exhibits ...............................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                              JUNE 30,       DECEMBER 31,
                                                               1998             1997
                                                           ------------     ------------
ASSETS

Current assets
     Cash and cash equivalents .......................     $ 14,297,733     $ 17,906,714
     Restricted cash and short-term investments ......       15,966,412       58,629,084
     Trade accounts receivable .......................       70,875,820      122,190,906
     Deferred income taxes ...........................       15,798,161       15,798,161
     Inventory and aircraft supplies .................       63,650,712       37,158,207
     Prepaid expenses and other current assets .......       28,188,478       25,596,064
                                                           ------------     ------------
         Total current assets ........................      208,777,316      277,279,136
                                                           ------------     ------------

Property and equipment, net ..........................      636,039,002      545,496,622
Other assets, net ....................................       15,392,636       13,970,168
                                                           ------------     ------------

Total assets .........................................     $860,208,954     $836,745,926
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ................................     $ 48,732,106     $ 43,646,806
     Accrued expenses ................................       68,731,523       91,128,193
     Accrued maintenance reserves ....................       19,339,730       19,138,292
     Current maturities of long-term debt ............        9,850,681        2,395,208
                                                           ------------     ------------
         Total current liabilities ...................      146,654,040      156,308,499
                                                           ------------     ------------

Revolving Line of Credit .............................       41,000,000       10,000,000
Long-term debt .......................................      389,235,228      392,248,252
Deferred income taxes ................................       99,153,075       99,153,075

Minority interest ....................................        4,173,004        4,162,689

Commitments and contingencies ........................               --               --

Stockholders' equity Preferred stock, $1 par value:
Authorized shares ....................................               --               --
         -1,000,000; none issued

     Common stock, $.01 par value:  Authorized
        shares -25,000,000; issued and outstanding
        -16,916,881 and 16,750,957, respectively .....          169,169          167,510

     Additional capital ..............................      133,006,113      130,522,885
     Retained earnings ...............................       46,818,325       44,183,016
                                                           ------------     ------------
         Total stockholders' equity ..................      179,993,607      174,873,411
                                                           ------------     ------------

Total liabilities and stockholders' equity ...........     $860,208,954     $836,745,926
                                                           ============     ============


                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE  30,                             JUNE 30,
                                                     --------------------------------      --------------------------------
                                                         1998               1997               1998               1997
                                                     -------------      -------------      -------------      -------------
Revenues:
     Air freight carrier .......................     $ 131,762,680      $  18,349,228      $ 255,588,067      $  33,237,034
     Air logistics .............................        14,113,497         14,016,829         28,924,131         27,231,490
     Maintenance and other .....................         9,917,338                 --         18,635,115                 --
                                                     -------------      -------------      -------------      -------------
         Total revenues ........................       155,793,515         32,366,057        303,147,313         60,468,524

Costs of revenues:
     Air freight carrier .......................       109,259,237         11,970,913        220,522,080         22,843,865
     Air logistics .............................        12,808,410         12,944,248         25,195,240         24,818,999
     Maintenance and other .....................         6,811,331                 --         13,596,939                 --
                                                     -------------      -------------      -------------      -------------
         Total costs of revenues ...............       128,878,978         24,915,161        259,314,259         47,662,864
                                                     -------------      -------------      -------------      -------------

Gross profit ...................................        26,914,537          7,450,896         43,833,054         12,805,660

General and administrative expenses ............         9,759,472          2,371,761         19,193,812          4,884,325
Non-qualified employee profit sharing expense ..            51,772            400,571            582,192            671,757
                                                     -------------      -------------      -------------      -------------

Operating income ...............................        17,103,293          4,678,564         24,057,050          7,249,578

Other income (expense):
     Interest expense ..........................        (9,602,362)          (568,057)       (19,301,516)        (1,049,382)
     Other, net ................................           390,997            157,974          1,066,395            424,853
                                                     -------------      -------------      -------------      -------------

Income before minority interest and income
   taxes .......................................         7,891,928          4,268,481          5,821,929          6,625,049

Minority interest ..............................          (618,802)                --         (1,430,315)                --
                                                     -------------      -------------      -------------      -------------

Income before income taxes .....................         7,273,126          4,268,481          4,391,614          6,625,049

Income tax expense .............................         2,908,910          1,707,393          1,756,305          2,650,020
                                                     -------------      -------------      -------------      -------------

Net income .....................................     $   4,364,216      $   2,561,088      $   2,635,309      $   3,975,029
                                                     =============      =============      =============      =============

Basic and diluted earnings per share ...........     $        0.26      $        0.25      $        0.16      $        0.38
                                                     =============      =============      =============      =============

Weighted average common shares outstanding .....        16,775,123         10,451,807         16,767,150         10,451,807
                                                     =============      =============      =============      =============


                             See accompanying notes.

                      KITTY HAWK, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (unaudited)

                                                     NUMBER OF         COMMON           ADDITIONAL      RETAINED
                                                      SHARES            STOCK            CAPITAL         EARNINGS           TOTAL
                                                    ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1997 ..................       16,750,957     $    167,510     $130,522,885     $ 44,183,016     $174,873,411

Shares issued in connection with
   the Employee Stock Purchase Plan ...........            9,084               91          122,728               --          122,819

Shares issued in connection with
   the Omnibus Securities Plan ................            6,840               68          112,000               --          112,068

Shares issued in connection with
   the acquisition of Longhorn Solutions, Inc.           150,000            1,500        2,248,500               --        2,250,000

Net income ....................................               --               --               --        2,635,309        2,635,309
                                                    ------------     ------------     ------------     ------------     ------------

Balance at June 30, 1998 ......................       16,916,881     $    169,169     $133,006,113     $ 46,818,325     $179,993,607
                                                    ============     ============     ============     ============     ============


                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 SIX MONTHS ENDED
                                                                    JUNE 30,
                                                        --------------------------------
                                                            1998               1997
                                                        -------------      -------------
Operating activities:
   Net income .....................................     $   2,635,309      $   3,975,029
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ................        23,571,622          4,459,773
     Gain on sale of assets .......................          (713,496)                --
     Minority interest ............................         1,430,315                 --
     Changes in operating assets and liabilities:
       Trade accounts receivable ..................        50,031,593         22,705,608
       Inventory and aircraft supplies ............       (26,342,505)        (1,644,485)
       Prepaid expenses and other current assets ..       (11,864,643)         1,324,210
       Accounts payable and accrued expenses ......       (17,668,283)       (19,153,587)
       Accrued maintenance reserves ...............          (103,274)           225,405
       Other ......................................            41,208                 --
                                                        -------------      -------------

Net cash provided by operating activities .........        21,017,846         11,891,953

Investing activities:
   Capital expenditures ...........................      (109,378,464)       (39,543,531)
   Redemption of short term investments ...........        46,506,738                 --
   Proceeds from sale of assets ...................         4,222,450                 --
                                                        -------------      -------------
Net cash used in investing activities .............       (58,649,276)       (39,543,531)

Financing activities:
   Proceeds from issuance of long-term debt .......         5,880,000         11,112,999
   Repayments of long-term debt ...................        (1,437,551)        (1,829,681)
   Net borrowings on Revolving Credit Facility ....        31,000,000                 --
   Distributions to minority interest .............        (1,420,000)                --
                                                        -------------      -------------
Net cash provided by financing activities .........        34,022,449          9,283,318
                                                        -------------      -------------

Net decrease in cash and cash equivalents .........        (3,608,981)       (18,368,260)

Cash and cash equivalents at beginning of period ..        17,906,714         27,320,402
                                                        -------------      -------------

Cash and cash equivalents at end of period ........     $  14,297,733      $   8,952,142
                                                        =============      =============



                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997, are unaudited (except for the December 31, 1997 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

3.       ACQUISITION OF LONGHORN SOLUTIONS

    During June 1998, the Company acquired all the outstanding stock of Longhorn Solutions, Inc. ("LSI") in exchange for 150,000 shares of the Company's common stock. LSI has developed and markets an aircraft maintenance software package.

4.       LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position and results of operations.

5.    NEW ACCOUNTING PRONOUNCEMENTS

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. During the three and six months periods ended June 30, 1998, the Company's comprehensive income was equal to net income. SFAS 131 establishes standards for the manner that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management has not completed its review of SFAS 131 and, therefore, has not yet determined the impact, if any, this statement will have on the Company's financial reporting.

6.    EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months ended June 30,      Six Months ended June 30,
                                         ---------------------------     ---------------------------
                                            1998            1997            1998            1997
                                         -----------     -----------     -----------     -----------
Numerator for basic and diluted
  earnings per share:                    $ 4,364,216     $ 2,561,088     $ 2,635,309     $ 3,975,029
                                         ===========     ===========     ===========     ===========

Denominator:

Denominator for basic earnings per
  share - weighted-average shares         16,775,123      10,451,807      16,767,150      10,451,807

Effect of dilutive employee stock
  options                                      6,659              --           7,141              --
                                         -----------     -----------     -----------     -----------
Denominator for diluted earnings per
  share - adjusted weighted-average
  shares                                  16,781,782      10,451,807      16,774,291      10,451,807
                                         ===========     ===========     ===========     ===========

Basic earnings per share                 $      0.26     $      0.25     $      0.16     $      0.38
                                         ===========     ===========     ===========     ===========

Diluted earnings per share               $      0.26     $      0.25     $      0.16     $      0.38
                                         ===========     ===========     ===========     ===========

7.       SUPPLEMENTAL GUARANTOR INFORMATION

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

    Supplemental financial information is presented as of June 30, 1998 and for the three months and six months ended June 30, 1998. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management has determined that such information is not material to investors.

                                Kitty Hawk, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                      Supplemental Combining Balance Sheets
                         Condensed Financial Information

                                  June 30, 1998

                                     ASSETS

                                                 Kitty Hawk,     The Company        AIC
                                                    Inc.        excluding AIC      (Non-
                                                  (Parent)       (Guarantors)     Guarantor)   Eliminations        Total
                                                -------------   -------------   -------------  -------------   -------------
Cash and cash equivalents                       $  13,008,299   $    (875,132)  $   2,164,566  $          --   $  14,297,733
Restricted cash and short-term
     investments                                   10,308,623       5,657,789              --             --      15,966,412
Trade accounts receivable                                  --      61,831,265       9,196,955       (152,400)     70,875,820
Deferred income taxes                                      --      15,798,161              --             --      15,798,161
Inventory and aircraft supplies                            --      63,650,712              --             --      63,650,712
Prepaid expenses and other current
     assets                                           800,860      26,898,818         488,800             --      28,188,478
                                                -------------   -------------   -------------  -------------   -------------
   Total current assets                            24,117,782     172,961,613      11,850,321       (152,400)    208,777,316
Property and equipment, net                                --     635,505,183         533,819                    636,039,002
Intercompany receivable                           372,177,912       5,159,714              --   (377,337,636)             --
Investment in Guarantors                           81,879,062              --              --    (81,879,062)             --
Investment in AIC                                          --       6,259,506              --     (6,259,506)             --
Other assets, net                                  14,793,523         599,113              --             --      15,392,636
                                                -------------   -------------   -------------  -------------   -------------
   Total assets                                 $ 492,968,279   $ 820,485,129   $  12,384,140  $(465,628,594)  $ 860,208,954
                                                =============   =============   =============  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $      82,900   $  47,338,983   $   1,462,623  $    (152,400)  $  48,732,106
Accrued expenses                                    5,464,775      62,777,741         489,007             --      68,731,523
Intercompany payables                               5,159,714     372,177,912              --   (377,337,626)             --
Accrued maintenance reserves                               --      19,339,730              --                     19,339,730
Current maturities of long-term debt                       --      9,850,681               --             --       9,850,681
                                                -------------   -------------   -------------  -------------   -------------
   Total current liabilities                       10,707,389     511,485,047       1,951,630   (377,490,026)    146,654,040
Revolving Line of Credit                           41,000,000              --              --             --      41,000,000
Long-term debt                                    340,000,000      49,235,228              --             --     392,235,228
Deferred income taxes                                      --      99,153,075              --             --      99,153,075
                                                -------------   -------------   -------------  -------------   -------------
   Total liabilities                              391,707,389     659,873,350       1,951,630   (377,490,026)    676,042,343
Minority interest in AIC                                   --              --                      4,173,004       4,173,004
Stockholders' equity
   Preferred stock                                         --              --              --             --              --
   Common stock                                       169,169              --              --             --         169,169
   Additional capital                             133,006,113      81,879,062       6,856,722    (88,735,784)    133,006,113
   Retained earnings                              (31,914,392)     78,732,717       3,575,788     (3,575,788)     46,818,325
                                                -------------   -------------   -------------  -------------   -------------
       Total stockholders' equity                 101,260,890     160,611,779      10,432,510    (92,311,572)    179,993,607
                                                -------------   -------------   -------------  -------------   -------------
   Total liabilities and stockholders'
        equity                                  $ 492,968,279   $ 820,485,129   $  12,384,140  $(465,628,594)  $ 860,208,954
                                                =============   =============   =============  =============   =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statements of Operations
                         Condensed Financial Information

                    For the three months ended June 30, 1998

                                          Kitty Hawk,    The Company        AIC
                                             Inc.        excluding AIC      (Non-
                                           (Parent)      (Guarantors)      Guarantor)     Eliminations        Total
                                        -------------   -------------   -------------   -------------   -------------
Revenue
   Air freight carrier                  $          --   $ 123,340,071   $  15,097,234   $  (6,674,625)  $ 131,762,680
   Air logistics                                   --      14,113,497              --              --      14,113,497
   Maintenance                                     --       9,917,338              --              --       9,917,338
                                        -------------   -------------   -------------   -------------   -------------
       Total revenues                              --     147,370,906      15,097,234      (6,674,625)    155,793,515
Costs of revenues
   Air freight carrier                             --     102,751,147      13,182,715      (6,674,625)    109,259,237
   Air logistics                                   --      12,808,410              --              --      12,808,410
   Maintenance                                     --       6,811,331              --              --       6,811,331
                                        -------------   -------------   -------------   -------------   -------------
       Total costs of revenues                     --     122,370,888      13,182,715      (6,674,625)    128,878,978
                                        -------------   -------------   -------------   -------------   -------------
Gross profit                                       --      25,000,018       1,914,519              --      26,914,537
General and administrative expenses          (160,821)      9,544,241         376,052              --       9,759,472
Non-qualified employee profit
   sharing expense                             51,772              --              --              --          51,772
                                        -------------   -------------   -------------   -------------   -------------
Operating income                              109,049      15,455,777       1,538,467              --      17,103,293
Other income (expense):
   Interest expense                           (74,826)     (9,527,536)             --              --      (9,602,362)
   Other, net                                 (10,113)        392,572           8,538              --         390,997
                                        -------------   -------------   -------------   -------------   -------------
Income before minority interest and
   income taxes                                24,110       6,320,813       1,547,005              --       7,891,928
Minority interest in AIC                           --              --              --        (618,802)       (618,802)
                                        -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes              24,110       6,320,813       1,547,005        (618,802)      7,273,126
Income tax expense                              9,644       2,899,266              --              --       2,908,910
                                        -------------   -------------   -------------   -------------   -------------
Net income (loss)                       $      14,466   $   3,421,547   $   1,547,005   $    (618,802)  $   4,364,216
                                        =============   =============   =============   =============   =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statements of Operations
                         Condensed Financial Information

                     For the six months ended June 30, 1998

                                         Kitty Hawk,      The Company       AIC
                                            Inc.         excluding AIC     (Non-
                                          (Parent)        (Guarantors)   Guarantor)    Eliminations        Total
                                        -------------   -------------   -------------  -------------   -------------
Revenue
   Air freight carrier                  $          --   $ 239,885,920   $  29,443,141  $ (13,740,994)  $ 255,588,067
   Air logistics                                   --      28,924,131              --             --      28,924,131
   Maintenance                                     --      18,635,115              --              --     18,635,115
                                        -------------   -------------   -------------  -------------   -------------
       Total revenues                              --     287,445,166      29,443,141    (13,740,994)    303,147,313
Costs of revenues
   Air freight carrier                             --     209,114,219      25,148,855    (13,740,994)    220,522,080
   Air logistics                                   --      25,195,240              --             --      25,195,240
   Maintenance                                     --      13,596,939              --             --      13,596,939
                                        -------------   -------------   -------------  -------------   -------------
       Total costs of revenues                     --     247,906,398      25,148,855    (13,740,994)    259,314,259
                                        -------------   -------------   -------------  -------------   -------------
Gross profit                                       --      39,538,768       4,294,286             --      43,833,054
General and administrative expenses
                                             (474,615)     18,902,933         765,494             --      19,193,812
Non-qualified employee profit
   sharing expense                            582,192              --              --             --         582,192
                                        -------------   -------------   -------------  -------------   -------------
Operating income (loss)                      (107,577)     20,635,835       3,528,792             --      24,057,050
Other income (expense):
   Interest expense                          (233,534)    (19,067,982)             --             --     (19,301,516)
   Other, net                                  88,761         930,639          46,995             --       1,066,395
                                        -------------   -------------   -------------  -------------   -------------
Income (loss) before minority
   interest and income taxes                 (252,350)      2,498,492       3,575,787             --       5,821,929
Minority interest in AIC                           --              --              --     (1,430,315)     (1,430,315)
                                        -------------   -------------   -------------  -------------   -------------
Income (loss) before income taxes            (252,350)      2,498,492       3,575,787     (1,430,315)      4,391,614
Income tax benefit                           (100,940)      1,857,245              --             --       1,756,305
                                        -------------   -------------   -------------  -------------   -------------
Net income (loss)                       $    (151,410)  $     641,247   $   3,575,787  $  (1,430,315)  $   2,635,309
                                        =============   =============   =============  =============   =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statement of Cash Flows
                         Condensed Financial Information

                     For the six months ended June 30, 1998

                                            Kitty Hawk,    The Company        AIC
                                               Inc.       excluding AIC      (Non-
                                             (Parent)       (Guarantors)   Guarantor)     Eliminations       Total
                                          -------------   -------------   -------------   -------------   -------------
Cash provided by (used in) operating
   activities                             $ (70,303,128)  $  85,416,094   $   4,474,565   $   1,430,315   $  21,017,846

Investing Activities:
   Capital expenditures                              --    (109,336,336)        (42,128)             --    (109,378,464)
   Redemption of short term
    investments                              45,691,377         815,361              --              --      46,506,738
   Investment in AIC                                 --       3,560,315              --      (3,560,315)             --
   Proceeds from sale of assets                      --       4,222,450              --              --       4,222,450
                                          -------------   -------------   -------------   -------------   -------------
        Net cash provided by (used
         in) investing activities            45,691,377    (100,738,210)        (42,128)     (3,560,315)    (58,649,276)

Financing Activities
   Repayments of debt                                --      (1,437,551)             --              --      (1,437,551)
   Net borrowings                            31,000,000       5,880,000              --              --      36,880,000
   Net partner withdrawals                           --              --      (3,550,000)      3,550,000              --
   Distributions to minority interest                --              --              --      (1,420,000)     (1,420,000)
                                          -------------   -------------   -------------   -------------   -------------
        Net cash provided by (used
        by) investing activities             31,000,000       4,442,449      (3,550,000)      2,130,000      34,022,449
                                          -------------   -------------   -------------   -------------   -------------
Increase (decrease) in cash                   6,388,249     (10,879,667)        882,437              --      (3,608,981)
Cash and cash equivalents, beginning
   of period                                  6,620,050      10,004,535       1,282,129              --      17,906,714
                                          -------------   -------------   -------------   -------------   -------------
Cash and cash equivalents, end of
   period                                 $  13,008,299   $    (875,132)  $   2,164,566   $          --   $  14,297,733
                                          =============   =============   =============   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Acquisition of the Kalitta Companies. On November 19, 1997, the Company acquired all of the outstanding common stock of American International Airways, Inc., including a 60% interest in American International Cargo ("AIC"), Kalitta Flying Service, Inc., Flight One Logistics, Inc., O. K. Turbines, Inc. and American International Travel, Inc. (collectively, the "Kalitta Companies"). The results of operations for the three months and six months ended June 30, 1998 include the results of operations of the Kalitta Companies. The pro forma results of operations for the three months and six months ended June 30, 1997 include the results of the Kalitta Companies as if they had been acquired as of January 1, 1997. The historical results of operations for the three months and six months ended June 30, 1997 do not include the results of operations of the Kalitta Companies.

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

    Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier business consist of the costs for the maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier because fuel for ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis, although the Company bears the cost of fuel in its scheduled freight operations. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown on the Company's aircraft, all related air transportation expenses are allocated to the air freight carrier business and all related cargo ground handling and transportation expenses are allocated to the air logistics business. The principal components of the costs of revenues for maintenance consist of maintenance personnel salaries and aircraft and engine parts and supplies.

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

         Pro Forma Results of Operations. The following sets forth the unaudited pro forma consolidated statement of operations for the three months and six months ended June 30, 1997, giving effect to (i) the November 1997 acquisition of the Kalitta Companies, (ii) the issuance of the Company's 9.95% Senior Secured Notes due 2004 (the "Notes"), (iii) the incurrence of a $45.9 million term loan and (iv) the September 1997 acquisition of 16 Boeing 727s from the Kalitta Companies, each as if they occurred on January 1, 1997. This information is presented for illustrative purposes only and does not purport to present the results of operations of the Company had these transactions occurred on the dates indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future.

         No pro forma adjustments have been applied to reflect (i) revenues or operating costs expected to be generated from two Boeing 747s purchased in February 1998 and currently being modified with approximately $56 million of the net proceeds from the sale of the Notes or (ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) resulting from the acquisition of the Kalitta Companies. In addition, pro forma results have not been adjusted to eliminate (i) abnormally high engine maintenance expenses previously incurred in response to certain Federal Aviation Administration ("FAA") Airworthiness Directives ("Directives"), (ii) costs previously incurred to add and maintain flight crews in anticipation of increased air freight carrier business which had not yet materialized in part due to delays in acquiring aircraft and (iii) start-up costs previously incurred to establish the Company's wide-body passenger charter business.

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                               ------------------     ----------------
                                                  JUNE 30, 1997         JUNE 30, 1997
                                                  -------------         -------------
                                                    PRO FORMA            PRO FORMA
Revenues:
     Air freight carrier .......................  $ 113,579,054        $ 214,000,207
     Air logistics .............................     14,016,829           27,231,490
     Maintenance and other .....................      8,078,460           14,489,259
                                                  -------------        -------------
         Total revenues ........................    135,674,343          255,720,956

Costs of revenues:
     Air freight carrier .......................     95,711,052          201,621,568
     Air logistics .............................     12,944,248           24,818,999
     Maintenance and other .....................      5,687,236           10,200,438
                                                  -------------        -------------
         Total costs of revenues ...............    114,342,536          236,641,005
                                                  -------------        -------------

Gross profit ...................................     21,331,807           19,079,951

General and administrative expenses ............      8,457,694           16,852,432
Non-qualified employee profit sharing expense ..        400,571              671,757
                                                  -------------        -------------

Operating income ...............................     12,473,542            1,555,762

Other income (expense):
     Interest expense ..........................     (9,992,795)         (20,139,875)
     Other, net ................................        123,112            1,915,658
                                                  -------------        -------------

Income (loss) before minority interest and
   income taxes ................................      2,603,859          (16,668,455)

Minority interest ..............................       (554,585)            (892,524)
                                                  -------------        -------------

Income (loss) before income taxes ..............      2,049,274          (17,560,979)

Income tax expense (benefit) ...................        819,710           (6,640,257)
                                                  -------------        -------------

Net income (loss) ..............................  $   1,229,564        $ (10,920,722)
                                                  =============        =============

Basic and diluted income (loss) per share ......  $        0.07        $       (0.65)
                                                  =============        =============

Weighted average common shares outstanding .....     16,750,957           16,750,957
                                                  =============        =============

RESULTS OF OPERATIONS

    The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:

                                             THREE MONTHS ENDED JUNE 30,
                            ------------------------------------------------------------
                                   1998             PRO FORMA 1997     HISTORICAL 1997
                            ------------------   -------------------  ------------------
Air freight carrier:
      Revenues ...........  $131,763     100.0%  $113,579     100.0%  $ 18,349     100.0%
      Costs of revenues ..   109,259      82.9     95,711      84.3     11,971      65.2
                            --------  --------   --------  --------   --------  --------

      Gross profit .......  $ 22,504      17.1%  $ 17,868      15.7%  $  6,378      34.8%
                            ========  ========   ========  ========   ========  ========

Air logistics:
      Revenues ...........  $ 14,113     100.0%  $ 14,017     100.0%  $ 14,017     100.0%
      Costs of revenues ..    12,808      90.8     12,944      92.3     12,944      92.3
                            --------  --------   --------  --------   --------  --------

      Gross profit .......  $  1,305       9.2%  $  1,073       7.7%  $  1,073       7.7%
                            ========  ========   ========  ========   ========  ========

Maintenance and other:
      Revenues ...........  $  9,917     100.0%  $  8,078     100.0%        --        --
      Costs of revenues ..     6,811      68.7      5,687      70.0         --        --
                            --------  --------   --------  --------   --------  --------

      Gross profit .......  $  3,106      31.3%  $  2,391      30.0%        --        --
                            ========  ========   ========  ========   ========  ========

                                                SIX MONTHS ENDED JUNE 30,
                            ------------------------------------------------------------------
                                   1998               PRO FORMA 1997        HISTORICAL 1997
                            --------------------   --------------------   --------------------
Air freight carrier:
      Revenues ...........  $ 255,588      100.0%  $ 214,000      100.0%  $  33,237      100.0%
      Costs of revenues ..    220,522       86.3     201,622       94.2      22,844       68.7
                            ---------  ---------   ---------  ---------   ---------  ---------

      Gross profit .......  $  35,066       13.7%  $  12,378        5.8%  $  10,393       31.3%
                            =========  =========   =========  =========   =========  =========

Air logistics:
      Revenues ...........  $  28,924      100.0%  $  27,232      100.0%  $  27,231      100.0%
      Costs of revenues ..     25,195       87.1      24,819       91.1      24,819       91.1
                            ---------  ---------   ---------  ---------   ---------  ---------
      Gross profit .......  $   3,729       12.9%  $   2,413        8.9%  $   2,412        8.9%
                            =========  =========   =========  =========   =========  =========

Maintenance and other:
      Revenues ...........  $  18,635      100.0%  $  14,489      100.0%         --         --
      Costs of revenues ..     13,597       73.0      10,200       70.4          --         --
                            ---------  ---------   ---------  ---------   ---------  ---------
      Gross profit .......  $   5,038       27.0%  $   4,289       29.6%         --         --
                            =========  =========   =========  =========   =========  =========


    The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                        --------------------------------    --------------------------------
                                                    PRO FORMA   HISTORICAL             PRO FORMA   HISTORICAL
                                        --------    --------    --------    --------    --------    --------
                                          1998       1997         1998       1997         1997        1997
                                        --------    --------    --------    --------    --------    --------
Revenues:
     Air freight carrier .............      84.6%       83.7%       56.7%       84.3%       83.7%       55.0%
     Air logistics ...................       9.1        10.3        43.3         9.5        10.6        45.0
     Maintenance and other ...........       6.3         6.0          --         6.2         5.7          --
                                        --------    --------    --------    --------    --------    --------
         Total revenues ..............     100.0       100.0       100.0       100.0       100.0       100.0
Total costs of revenues ..............      82.7        84.3        77.0        85.5        92.5        78.8
                                        --------    --------    --------    --------    --------    --------
Gross profit .........................      17.3        15.7        23.0        14.5         7.5        21.2
General and administrative expenses ..       6.3         6.2         7.3         6.3         6.6         8.1
Non-qualified employee profit
          sharing expense ............        --         0.3         1.2         0.2         0.3         1.1
                                        --------    --------    --------    --------    --------    --------
Operating income .....................      11.0         9.2        14.5         8.0         0.6        12.0
Interest expense .....................      (6.2)       (7.4)       (1.8)       (6.4)       (7.9)       (1.7)
Other income .........................       0.3         0.1         0.5         0.4         0.8         0.7
                                        --------    --------    --------    --------    --------    --------
Income (loss) before minority
  interest and income taxes ..........       5.1         1.9        13.2         2.0        (6.5)       11.0
Minority interest ....................      (0.4)       (0.4)         --        (0.5)       (0.4)         --
                                        --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ....       4.7         1.5        13.2         1.5        (6.9)       11.0
Income taxes expense (benefit) .......       1.9         0.6         5.3         0.6        (2.6)        4.4
                                        --------    --------    --------    --------    --------    --------
Net income (loss) ....................       2.8%        0.9%        7.9%        0.9%       (4.3)%       6.6%
                                        ========    ========    ========    ========    ========    ========

     Due to the impact the acquisition of the Kalitta Companies and related transactions have had on the financial statements and results of operations of the Company, management has determined that the historical results of operations for the quarter and six months ended June 30, 1997 lack meaningful comparibility to the results of operations for the quarter and six months ended June 30, 1998. As a result, the Company has provided a comparison of the pro forma quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998, which the Company believes provides the most relevant and useful information to investors. Other than the information provided above, no further comparison of the historical results of operations for the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998 is provided herein.

QUARTER ENDED JUNE 30, 1998 COMPARED TO PRO FORMA QUARTER ENDED JUNE 30, 1997

    Revenues - Air Freight Carrier. Air freight carrier revenues increased $18.2 million, or 16%, to $131.8 million in the quarter ended June 30, 1998, from $113.6 million in the pro forma quarter ended June 30, 1997. This increase was primarily attributable to an increase in the jet aircraft fleet from 65 aircraft at June 30, 1997 to 72 aircraft at June 30, 1998 which permitted an increase in ACMI contract charters. Air freight carrier on-demand charters, ACMI contract charters and scheduled operations revenues were $15 million, $75.6 million and $40.5 million, or 11.4%, 57.4% and 30.7%, respectively, of total air freight carrier revenues for the quarter ended June 30, 1998, as compared to $21.8 million, $50.7 million and $40.5 million, or 19.2%, 44.6% and 35.6%, respectively, for the pro forma quarter ended June 30, 1997. Revenues from on-demand charters flown by Company aircraft for the quarter ended June 30, 1998 decreased 31.4% from the pro forma prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenue from the Company's scheduled operations remained flat for the quarter ended June 30, 1998 as compared to the pro forma quarter ended June 30, 1997. The Company has also implemented selective price increases for its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues remained flat at $14 million for the quarter ended June 30, 1998 and the pro forma quarter ended June 30, 1997 despite the strike at certain General Motors facilities. The number of trips managed increased slightly from 3,449 in the pro forma quarter ended June 30, 1997 to 3,743 for the period ended June 30, 1998. Prices for the Company's air logistics services remained relatively constant.

     Revenues - Maintenance and Other. Maintenance and other revenues increased $1.8 million, or 22.8%, to $9.9 million in the quarter ended June 30, 1998, from $8.1 million in the pro forma quarter ended June 30, 1997. This increase was primarily due to increased third party engine maintenance revenue and to additional revenues from heavy maintenance performed for a third party.

Costs of Revenues - Air Freight Carrier. Air freight carrier costs of revenues increased $13.5 million, or 14.2%, to $109.3 million in the quarter ended June 30, 1998, from $95.7 million in the pro forma quarter ended June 30, 1997. This increase was primarily due to increased fleet size and operating additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 17.1% in the quarter ended June 30, 1998, from a gross margin of 15.7% in the pro forma quarter ended June 30, 1997. This increase in gross margin was a result of (i) lower maintenance expenses during the period ended June 30, 1998 as compared to the pro forma quarter ended June 30, 1997 when higher component repairs were required by several engine-related Directives and
(ii) lower average fuel prices applicable to on-demand and scheduled freight service in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

    Costs of Revenues - Air Logistics. Air logistics costs of revenues decreased $0.1 million, or 1.0%, to $12.8 million in the quarter ended June 30, 1998, from $12.9 million in the pro forma quarter ended June 30, 1997. The gross profit margin from air logistics increased to 9.2% in the quarter ended June 30, 1998 from 7.7% in the pro forma quarter ended June 30, 1997. The increase in gross margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired from the Kalitta Companies) rather than to third party aircraft, which results in a higher gross margin to the Company.

     Costs of Revenues - Maintenance and Other. Maintenance and other costs of revenues increased $1.1 million, or 19.8%, to $6.8 million in the quarter ended June 30, 1998, from $5.7 million in the pro forma quarter ended June 30, 1997, reflecting an increase in third party maintenance revenues. The gross profit margin from maintenance increased to 31.3% in the quarter ended June 30, 1998 from 30% in the pro forma quarter ended June 30, 1997 as a result of greater cost efficiencies from third party maintenance.

    General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 15.4%, to $9.8 million in the quarter ended June 30, 1998, from $8.5 million in the pro forma quarter ended June 30, 1997. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended June 30, 1998. As a percentage of total revenues, general and administrative expenses remained flat at approximately 6.3% in the quarter ended June 30, 1998, as compared to the pro forma quarter ended June 30, 1997.

    Operating Income. As a result of the above, operating income increased $4.6 million to $17.1 million in the quarter ended June 30, 1998, from $12.5 million in the pro forma quarter ended June 30, 1997. Operating income margin increased to 11% in the quarter ended June 30, 1998, from 9.2% in the pro forma quarter ended June 30, 1997.

    Income Taxes. Income tax expense as a percentage of income before income taxes remained at 40% for the quarter ended June 30, 1998, as compared to the pro forma prior year period.

    Net Income. As a result of the above, the Company's net income increased to $4.4 million in the quarter ended June 30, 1998, compared to $1.2 million in the pro forma quarter ended June 30, 1997. Net income as a percentage of total revenues increased to 2.8% in the quarter ended June 30, 1998, from 0.9% in the pro forma prior year period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1997

    Revenues - Air Freight Carrier. Air freight carrier revenues increased $41.6 million, or 19.4%, to $255.6 million in the six months ended June 30, 1998, from $214 million in the pro forma six months ended June 30, 1997. This increase was primarily attributable to an increase in the jet aircraft fleet from 65 aircraft at June 30, 1997 to 72 aircraft at June 30, 1998 which permitted an increase in ACMI contract charters. Air freight carrier on-demand charters, ACMI contract charters and scheduled operations revenues were $29.7 million, $148 million and $76.7 million, or 11.6%, 57.9% and 30%, respectively, of total air freight carrier revenues for the six months ended June 30, 1998, as compared to $39.1 million, $96.5 million and $76.8 million, or 18.2%, 45.1% and 35.9%, respectively, for the pro forma six months ended June 30, 1997. Revenues from on-demand charters flown by Company aircraft for the six months ended June 30, 1998 decreased 23.9% from the pro forma prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenue from the Company's scheduled operations remained flat for the six months ended June 30, 1998 as compared to the pro forma six months ended June 30, 1997. The Company has also implemented selective price increases for its ACMI contract charters and scheduled operations.

    Revenues - Air Logistics. Air logistics revenues increased $1.7 million, or 6.2%, to $28.9 million in the six months ended June 30, 1998, from $27.2 million in the pro forma six months ended June 30, 1997 despite the strike at certain General Motors facilities. This increase was primarily due to increased demand for charters that require large aircraft, which generate greater revenues. The number of trips managed increased slightly from 6,640 in the pro forma six months ended June 30, 1997 to 6,962 for the period ended June 30, 1998. Prices for the Company's air logistics services remained relatively constant.

     Revenues - Maintenance and Other. Maintenance and other revenues increased $4.1 million, or 28.9%, to $18.6 million in the six months ended June 30, 1998, from $14.5 million in the pro forma six months ended June 30, 1997. This increase was primarily due to increased third party engine maintenance revenue and to additional revenues from heavy maintenance performed for a third party.

    Costs of Revenues - Air Freight Carrier. Air freight carrier costs of revenues increased $18.9 million, or 9.4%, to $220.5 million in the six months ended June 30, 1998, from $201.6 million in the pro forma six months ended

June 30, 1997. This increase was primarily due to increased fleet size and operating additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 13.7% in the six months ended June 30, 1998, from a gross margin of 5.8% in the pro forma six months ended June 30, 1997. This increase in gross margin was a result of (i) lower maintenance expenses during the six month period ended June 30, 1998 as compared to the pro forma six months ended June 30, 1997 when higher component repairs were required by several engine-related Directives and (ii) lower average fuel prices applicable to on-demand and scheduled freight service in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

    Costs of Revenues - Air Logistics. Air logistics costs of revenues increased $0.4 million, or 1.5%, to $25.2 million in the six months ended June 30, 1998, from $24.8 million in the pro forma six months ended June 30, 1997, reflecting an increased volume of business. The gross profit margin from air logistics increased to 12.9% in the six months ended June 30, 1998 from 8.9% in the pro forma six months ended June 30, 1997. The increase in gross margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired from the Kalitta Companies) rather than to third party aircraft, which results in a higher gross margin to the Company.

     Costs of Revenues - Maintenance and Other. Maintenance and other costs of revenues increased $3.4 million, or 33.3%, to $13.6 million in the six months ended June 30, 1998, from $10.2 million in the pro forma six months ended June 30, 1997, reflecting an increase in third party maintenance. The gross profit margin from maintenance decreased to 27% in the six months ended June 30, 1998 from 29.6% in the pro forma six months ended June 30, 1997. The decrease in gross margin is a result of higher costs incurred, which the Company was unable to pass on to customers based on negotiated pricing.

    General and Administrative Expenses. General and administrative expenses increased $2.3 million, or 13.9%, to $19.2 million in the six months ended June 30, 1998, from $16.9 million in the pro forma six months ended June 30, 1997. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the six months ended June 30, 1998. As a percentage of total revenues, general and administrative expenses decreased to 6.3% in the six months ended June 30, 1998, as compared to 6.6% for the pro forma six months ended June 30, 1997.

    Operating Income. As a result of the above, operating income increased $22.5 million to $24.1 million in the six months ended June 30, 1998, from $1.6 million in the pro forma six months ended June 30, 1997. Operating income margin increased to 8% in the six months ended June 30, 1998, from 0.6% in the pro forma six months ended June 30, 1997.

    Income Taxes. Income tax expense as a percentage of income before income taxes increased to 40% for the six months ended June 30, 1998, as compared to an income tax benefit of 37.8% for the pro forma prior year period. The increase was primarily due to the pro forma results not reflecting the full tax benefit of the net operating loss carryforwards of the Kalitta Companies due to the uncertainty of the Kalitta Companies' future ability to realize such net operating loss carry forwards prior to the Company's acquisition of the Kalitta Companies.

    Net Income. As a result of the above, the Company's reported net income increased to $2.6 million in the six months ended June 30, 1998, as compared to a net loss of $10.9 million in the pro forma six months ended June 30, 1997. Net income as a percentage of total revenues increased to 0.9% in the six months ended June 30, 1998, from a loss margin of 4.3% in the pro forma prior year period.

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

    In connection with the acquisition of the Kalitta Companies, the Company sold 2,200,000 shares of Common Stock resulting in net proceeds to the Company of approximately $38.3 million. In addition, the Company issued the Notes, resulting in net proceeds to the Company of approximately $329.1 million. Of the approximately $367.4 million of net proceeds, the Company used approximately $249.8 million to pay off substantially all of the Kalitta Companies' pre-acquisition indebtedness, $33 million to refinance Kitty Hawk's indebtedness, $39.6 million to acquire two Boeing 747s, $20 million to pay the cash portion of the consideration for the Kalitta Companies, $16.4 million to fund a portion of the costs to modify two Boeing 747s from passenger to cargo configuration, $6 million for working capital purposes and $2.6 million to pay expenses incurred in connection with the acquisition, a new credit facility and a new term loan.

    The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing 747s, eight Lockheed L-1011s and 13 Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries, other than AIC.

    The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus .5%. As of June 30, 1998, the interest rate was 7.95%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines, the stock of each of the Company's subsidiaries and the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

    In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $61.2 million) and is secured by the same collateral as the Term Loan. The Credit Facility initially bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus .5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of June 30, 1998, the Company had a balance of $41 million outstanding under the Credit Facility bearing interest at 9.25% and available borrowings under the Credit Facility of approximately $19 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants.

    Capital expenditures were $109.4 million and $39.5 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for the six months ended June 30, 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to two Boeing 747s and one Boeing 727, (iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for seven Boeing 727s, (v) purchase of 3 JT8D engines, three JT9D engines, one JT3D engine and five GE CJ 610-6 engines, (vi) engine overhauls,
(vii) improvements to new office space at Dallas/Fort Worth International Airport and (viii) purchase of rotable aircraft parts. Capital expenditures for the six months ended June 30, 1997 were primarily for the purchase of (i) two Boeing 727 aircraft, (ii) cargo and noise abatement modifications for two Boeing 727 aircraft and one DC9-15F aircraft, (iii) six reconditioned JT8D jet engines,
(iv) leasehold improvements to Boeing 727-200 aircraft, (v) the lease of the Company's 40,000 square foot headquarters facility, (vi) major maintenance checks, (vii) ground service equipment, and (viii) the overhaul of two JT8D-7 engines.

    During the remainder of 1998, the Company estimates that capital expenditures will aggregate approximately

$46.1 million and that it will make substantial capital expenditures thereafter. The Company has acquired two Boeing 747s for approximately $39.6 million (net of deposits) and began modifying these aircraft to cargo configuration and having other work performed at an aggregate cost of approximately $33.8 million, of which $8.3 million has been spent as of June 30, 1998. The acquisition of the Boeing 747s was funded with approximately $39.6 million of the net proceeds from the Company's November 1997 Note offering. The cargo conversion will be funded with approximately $16.4 million of the net proceeds from the Note offering and approximately $17.4 million of internally generated funds or borrowings under the Credit Facility. Additionally, during July the Company had completed the conversion of one Boeing 747 aircraft and one Boeing 727 aircraft from passenger to freighter configuration at costs of approximately $14.8 and $3.7 million, respectively, including noise abatement modifications for the Boeing 727.

    During the remainder of 1998, the Company anticipates capital expenditures of approximately $8 million for noise abatement modifications to one Douglas DC-9 and four Boeing 727 aircraft currently owned. To bring the remainder of the Company's existing fleet of owned and leased aircraft into Stage III noise control compliance by the year 2000, the Company estimates that total capital expenditures between $60 million and $70 million would be required. The entire fleet must be Stage III compliant by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase. These estimates include 13 Douglas DC-8 aircraft which the Company does not expect to modify because the anticipated cost of approximately $3.5 million per aircraft (not including aircraft downtime) exceeds the economic benefits of such modifications. The Company expects to replace up to 13 Douglas DC-8-50 and DC-8-60 series aircraft in 1999 with Boeing 727 freighters it intends to acquire through operating leases which fund the costs of freighter conversions, transition maintenance and noise abatement modifications. The Company is currently negotiating such a program and believes sufficient and satisfactory aircraft are or will be available for such a program. Three Boeing 727 aircraft acquired through leases and recently placed in service will operate under in place, assigned contracts until early 1999 and then become available to satisfy the Douglas DC-8 replacement requirements.

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

    In late July 1998, the FAA approved the cargo conversion of a Boeing 747-200 aircraft (the "Modified Aircraft") that American International Airways, Inc. ("AIA") purchased from Middle East Airlines ("MEA") in September 1997 and modified to cargo configuration at AIA's Oscoda, Michigan maintenance facility. The FAA, however, limited the maximum payload of the Modified Aircraft to 200,000 pounds rather than the 240,000-pound maximum payload that the Company anticipated because the FAA determined that the wingbox structure of the Modified Aircraft required changes that were not included in the Supplemental Type Certificate used by AIA in the conversion process. The payload limit may decrease the hourly revenue rate for the Modified Aircraft by as much as 6% from the amount previously anticipated by the Company. The FAA also has recently asked whether the Company would voluntarily reduce the maximum payload of two other Boeing 747-200s that AIA earlier converted, which appear to have a similar issue. Former management of AIA did not disclose the wingbox issue to the Company's current management, who did not know of the issue until the FAA raised it. The Company is now evaluating the feasibility of further modifying all three aircraft, but is not yet able to predict the cost and time required for further modification. Two additional Boeing 747-200 aircraft purchased by the Company from MEA in 1998 are being converted to cargo configuration by The Boeing Company and are expected to be approved to operate at maximum payload capacity later this year.

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

    The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants reporting directly to the Company's Audit Committee. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts will be adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies will be converted on a timely basis and will not have a material adverse effect on the Company's financial position and results of operations. The Company expects to complete its planning efforts by the end of the fourth quarter of 1998, with remediation to be complete by the second quarter of 1999. The cost of the Company's year 2000 initiatives is not expected to have a material adverse effect on the Company's financial position and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 29, 1998, the Company held its 1998 Annual Meeting of Stockholders. The only matters voted upon were (i) the election of two Class I directors, each for a three-year term expiring at the Company's 2001 Annual Meeting of Stockholders and (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for 1998. With respect to the election of Ted J. Coonfield as a Class I director, 15,176,569 shares were voted for the proposal and 18,275 shares were voted against. With respect to the election of Richard R. Wadsworth as a Class I director, 15,184,844 shares were voted for the proposal and 10,000 were voted against. With respect to the ratification of Ernst & Young LLP, 15,188,094 shares were voted for the proposal, 2,600 shares were voted against and 4,150 shares abstained from voting.

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

(b)    Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

      EXHIBIT NO.                              DESCRIPTION
      -----------                              -----------

          3.1       - Certificate of Incorporation of the Company.(1)

          3.2       - Amended and Restated Bylaws of the Company.(2)

          3.3       - Amendment No. 1 to the Certificate of Incorporation of
                      the Company.(1)

          4.1       - Specimen Common Stock Certificate.(3)

         21.1       - Subsidiaries of the Registrant.(4)

         27.1       - Financial Data Schedule.(5)

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-43645) dated as of February 1998, and incorporated herein by reference.

(5)  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.

                                KITTY HAWK, INC.


                                By: /s/ RICHARD R. WADSWORTH, JR.
                                   -----------------------------------
                                    Richard R. Wadsworth, Jr.
                                    Senior Vice President - Finance,
                                    Chief Financial Officer, and Secretary

                                INDEX TO EXHIBITS

      EXHIBIT NO.             DESCRIPTION
      -----------     ---------------------------------------------------------
          3.1       - Certificate of Incorporation of the Company.(1)

          3.2       - Amended and Restated Bylaws of the Company.(2)

          3.3       - Amendment No. 1 to the Certificate of Incorporation of
                      the Company.(1)

          4.1       - Specimen Common Stock Certificate.(3)

         21.1       - Subsidiaries of the Registrant.(4)

         27.1       - Financial Data Schedule.(5)

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-8307) dated as of October 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-43645) dated as of February 1998, and incorporated herein by reference.

(5)  Filed herewith