Form 10-Q/A
period 1998-03-31
KITTY HAWK INC
filed 1998-09-08
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    The following paragraph amends and restates in its entirety the fourth paragraph under the heading Liquidity and Capital Resources.

    The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus .5%. As of March 31, 1998, the interest rate was 8.63%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines and the stock of each of the Company's subsidiaries, not including the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 1998.

                                   KITTY HAWK, INC.



                                   By: /s/ RICHARD R. WADSWORTH
                                      ------------------------------------
                                       Richard R. Wadsworth, Jr.
                                       Senior Vice President - Finance,
                                       Chief Financial Officer, and Secretary