Form 10-Q/A
period 1998-06-30
KITTY HAWK INC
filed 1998-09-08
CIK 932110

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

                                         KITTY HAWK, INC.


                                         By: /s/ RICHARD R. WADSWORTH
                                             -------------------------------
                                             Richard R. Wadsworth, Jr.
                                             Senior Vice President - Finance,
                                             Chief Financial Officer, and
                                             Secretary