Form 10-K405/A
period 1997-12-31
KITTY HAWK INC
filed 1998-09-09
CIK 932110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                         identification no.)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]






                      DOCUMENTS INCORPORATED BY REFERENCE:

                                    None.



================================================================================

         The following paragraph amends and restates in its entirety the third paragraph under the heading Liquidity and Capital Resources.

         The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus .5%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines, the stock of each of the Company's subsidiaries, not including the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report:



                                                                                           Page
Report of Independent Auditors............................................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997..............................  F-3
Consolidated Statements of Income for the years ended August 31, 1995 and
  1996, and December 31, 1997 and for the four months ended December 31, 1995
  (unaudited) and 1996 ...................................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended August 31,
  1995 and 1996, and December 31, 1997 and for the four months ended December
  31, 1996................................................................................  F-5
Consolidated Statements of Cash Flows for the years ended August 31, 1995 and
  1996, and December 31, 1997 and for the four months ended December 31, 1995 (unaudited)
  and 1996................................................................................  F-6
Notes to Consolidated Financial Statements................................................  F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

         No financial statement schedules are filed as part of this Annual Report on Form 10-K because the required information is included in the financial statements, including the notes thereto, or circumstances requiring the inclusion of such schedules are not present.

(a) 3.  EXHIBITS


  EXHIBIT NO.                DESCRIPTION


    23.1*        --   Consent of Ernst & Young, LLP.

  * Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of September, 1998.

                                         KITTY HAWK, INC.

                                         By:   /s/ RICHARD R. WADSWORTH
                                            ------------------------------------
                                                 Richard R. Wadsworth
                                            Senior Vice President -- Finance,
                                           Chief Financial Officer and Secretary

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

                       KITTY HAWK, INC. AND SUBSIDIARIES

     The balances outstanding under the Credit Agreement are secured by the sixteen Boeing 727s acquired from AIA (see Note 2) with a carrying value of approximately $55 million at December 31, 1997, cash, accounts receivable, rotable parts, inventory, intangibles and contract rights of the Company, and the stock of each of the Company's subsidiaries, not including the Company's 60% interest in AIC. Each of the Company's subsidiaries are guarantors on the Credit Agreement, exclusive of AIC. Fees incurred in connection with the Credit Agreement of approximately $2.65 million are being amortized over a period of five years. The Credit Agreement allows for up to $20 million of outstanding letters of credit, subject to the borrowing base provisions, as defined. As of December 31, 1997, the Company had approximately $5.2 million of unused letters of credit available. Borrowings under the Credit Agreement are subject to certain financial covenants, including a funded debt to EBITDA ratio, a minimum net worth balance and cash flow coverage ratio.

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

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                     EXHIBIT
  ------                     -------
    23.1*           --   Consent of Ernst & Young, LLP.




----------
* Filed herewith.