Form 10-Q
period 1998-09-30
KITTY HAWK INC
filed 1998-11-16
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 12, 1998: 16,927,942.

                        KITTY HAWK, INC. AND SUBSIDIARIES


                                                                    PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997..................     3

     Condensed Consolidated Statements of Operations
         Three months ended September 30, 1998 and 1997, and
         Nine months ended September 30, 1998 and 1997.............     4

     Condensed Consolidated Statement of Stockholders' Equity
         Nine months ended September 30, 1998......................     5

     Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1998 and 1997.............     6

     Notes to Condensed Consolidated Financial
         Statements................................................     7


Item  2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................    13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................    22

Item 2.  Changes in Securities.....................................    22

Item 3.  Defaults upon Senior Securities...........................    22

Item 4.  Submission of Matters to a Vote of  Security Holders......    22

Item 5.  Other Information.........................................    22

Item 6.  Reports on Form 8-K and Exhibits..........................    22

Signatures.........................................................    24

Index to Exhibits..................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,       DECEMBER 31,
                                                               1998                1997
                                                           ---------------    ---------------
                                                             (unaudited)
ASSETS

Current assets
     Cash and cash equivalents ........................    $    15,050,869    $    17,906,714
     Restricted cash and short-term
      investments .....................................          2,680,983         58,629,084
     Trade accounts receivable ........................         81,316,325        122,190,906
     Deferred income taxes ............................         16,290,816         15,798,161
     Inventory and aircraft supplies ..................         73,998,729         37,158,207
     Prepaid expenses and other current
      assets ..........................................         19,108,495         25,596,064
                                                           ---------------    ---------------
         Total current assets .........................        208,446,217        277,279,136
                                                           ---------------    ---------------

Property and equipment, net ...........................        675,615,761        545,496,622
Other assets, net .....................................         14,895,394         13,970,168
                                                           ---------------    ---------------

Total assets ..........................................    $   898,957,372    $   836,745,926
                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable .................................    $    60,555,748    $    43,646,806
     Accrued expenses .................................         89,574,278         91,128,193
     Accrued maintenance reserves .....................         19,813,038         19,138,292
     Current maturities of long-term debt .............         11,858,580          2,395,208
                                                           ---------------    ---------------
         Total current liabilities ....................        181,801,644        156,308,499
                                                           ---------------    ---------------

Revolving Credit Facility .............................         45,000,000         10,000,000
Long-term debt ........................................        385,604,954        392,248,252
Deferred income taxes .................................         99,645,730         99,153,075

Minority interest .....................................          4,214,896          4,162,689

Commitments and contingencies

Stockholders' equity
  Preferred stock, $1 par value:
     Authorized shares - 1,000,000; none issued .......               --                 --

  Common stock, $.01 par value: Authorized
     shares - 25,000,000; issued and outstanding
     - 16,927,942 and 16,750,957, respectively ........            169,279            167,510
     Additional capital ...............................        133,165,836        130,522,885
     Retained earnings ................................         49,355,033         44,183,016
                                                           ---------------    ---------------
         Total stockholders' equity ...................        182,690,148        174,873,411
                                                           ---------------    ---------------

Total liabilities and stockholders' equity ............    $   898,957,372    $   836,745,926
                                                           ===============    ===============

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER  30,                          SEPTEMBER 30,
                                                -----------------------------------     -----------------------------------
                                                     1998                1997                1998                1997
                                                ---------------     ---------------     ---------------     ---------------
Revenues:
     Air freight carrier ...................    $   145,069,742     $    22,552,078     $   400,657,809     $    55,789,112
     Air logistics .........................         23,680,935          18,646,695          52,605,066          45,878,185
     Maintenance and other .................          6,331,583                --            24,966,698                --
                                                ---------------     ---------------     ---------------     ---------------
         Total revenues ....................        175,082,260          41,198,773         478,229,573         101,667,297

Costs of revenues:
     Air freight carrier ...................        123,014,786          15,231,990         343,536,866          38,075,855
     Air logistics .........................         21,788,754          17,218,740          46,983,994          42,037,740
     Maintenance and other .................          4,865,066                --            18,462,005                --
                                                ---------------     ---------------     ---------------     ---------------
         Total costs of revenues ...........        149,668,606          32,450,730         408,982,865          80,113,595
                                                ---------------     ---------------     ---------------     ---------------

Gross profit ...............................         25,413,654           8,748,043          69,246,708          21,553,702

General and administrative expenses ........         10,590,940           2,662,737          29,784,752           7,550,061
Non-qualified  employee  profit  sharing ...            408,456             489,503             990,648           1,161,259
                                                ---------------     ---------------     ---------------     ---------------
expense

Operating income ...........................         14,414,258           5,595,803          38,471,308          12,842,382

Other income (expense):
     Interest expense ......................         (9,413,409)           (759,694)        (28,714,925)         (1,809,076)
     Other, net ............................            128,150             154,447           1,194,546             579,300
                                                ---------------     ---------------     ---------------     ---------------

Income  before  minority interest and
income .....................................          5,128,999           4,990,556          10,950,929          11,612,606
   taxes

Minority interest in AIC ...................         (1,041,892)               --            (2,472,208)               --
                                                ---------------     ---------------     ---------------     ---------------

Income before income taxes .................          4,087,107           4,990,556           8,478,721          11,612,606

Income tax expense .........................          1,550,396           1,995,022           3,306,704           4,645,042
                                                ---------------     ---------------     ---------------     ---------------

Net income .................................    $     2,536,711     $     2,995,534     $     5,172,017     $     6,967,564
                                                ===============     ===============     ===============     ===============

Basic and diluted earnings per share .......    $          0.15     $          0.29     $          0.31     $          0.67
                                                ===============     ===============     ===============     ===============

Shares used in computing earnings per share:
   Basic ...................................         16,924,696          10,451,807          16,820,242          10,451,807
                                                ===============     ===============     ===============     ===============

   Diluted .................................         16,924,696          10,451,807          16,822,622          10,451,807
                                                ===============     ===============     ===============     ===============


                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                         NUMBER OF          COMMON         ADDITIONAL       RETAINED
                                          SHARES            STOCK           CAPITAL         EARNINGS            TOTAL
                                       -------------    -------------    -------------    -------------    -------------
Balance at December 31, 1997 ........     16,750,957    $     167,510    $ 130,522,885    $  44,183,016    $ 174,873,411

Shares issued in connection with
   the Employee Stock Purchase Plan..         20,145              201          282,451             --            282,652

Shares issued in connection with
   the Omnibus Securities Plan ......          6,840               68          112,000             --            112,068

Shares issued in connection with
   the acquisition of Longhorn
   Solutions, Inc. ..................        150,000            1,500        2,248,500             --          2,250,000

Net income ..........................           --               --               --          5,172,017        5,172,017
                                       -------------    -------------    -------------    -------------    -------------

Balance at September 30, 1998 .......     16,927,942    $     169,279    $ 133,165,836    $  49,355,033    $ 182,690,148
                                       =============    =============    =============    =============    =============

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                           ---------------------------------
                                                                1998               1997
                                                           --------------     --------------
Operating activities:
   Net income .........................................    $    5,172,017     $    6,967,564
   Adjustments  to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization ....................        37,657,507          7,617,367
     Gain on sale of assets ...........................        (1,130,447)              --
     Minority interest ................................         2,472,208               --
     Changes in operating assets and
       liabilities:
       Trade accounts receivable ......................        45,878,067         16,183,291
       Inventory and aircraft supplies ................       (31,172,590)        (2,797,566)
       Prepaid expenses and other current
       assets .........................................        (5,201,571)          (117,771)
       Accounts payable and accrued
       expenses .......................................         5,178,107        (10,406,709)
       Accrued maintenance reserves ...................         1,412,869            952,852
       Other ..........................................            41,208            (18,875)
                                                           --------------     --------------

Net cash provided by operating activities .............        60,307,375         18,380,153

Investing activities:
   Capital expenditures ...............................      (161,853,975)       (99,575,465)
   Redemption of short term investments ...............        56,846,791               --
   Proceeds from sale of assets .......................         6,443,890               --
                                                           --------------     --------------
Net cash used in investing activities .................       (98,563,294)       (99,575,465)

Financing activities:
   Proceeds from issuance of long-term
   debt ...............................................         5,880,000         59,104,130
   Repayments of long-term debt .......................        (3,059,926)        (2,825,740)
   Net borrowings on Revolving Credit
   Facility ...........................................        35,000,000               --
   Distributions to minority interest .................        (2,420,000)              --
                                                           --------------     --------------
Net cash provided by financing activities .............        35,400,074         56,278,390

Net decrease in cash and cash equivalents .............        (2,855,845)       (24,916,922)

Cash and cash equivalents at beginning of
period ................................................        17,906,714         27,320,402
                                                           --------------     --------------
Cash and cash equivalents at end of period ............    $   15,050,869     $    2,403,480
                                                           ==============     ==============

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

    Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

3. ACQUISITION OF LONGHORN SOLUTIONS, INC.

    During June 1998, the Company acquired all the outstanding stock of Longhorn Solutions, Inc. ("LSI") in exchange for 150,000 shares of the Company's common stock, valued at $15 per share, which approximated market value at the date of acquisition. The transaction was accounted for as a purchase. LSI has developed and markets an aircraft maintenance software package.

4. LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings and claims, both asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

5. NEW ACCOUNTING PRONOUNCEMENTS

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. During the three and nine months periods ended September 30, 1998, the Company's comprehensive income was equal to net income. SFAS 131 establishes standards for the manner that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management has not completed its review of SFAS 131 and, therefore, has not yet determined the impact, if any, this statement will have on the Company's financial disclosures.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is assessing the impact that the adoption of SFAS 133 will have on its consolidated financial statements.

6. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------    --------------------------------
                                                       1998              1997              1998              1997
                                                 --------------    --------------    --------------    --------------
              Numerator for basic and diluted
                earnings per share ..........    $    2,536,711    $    2,995,534    $    5,172,017    $    6,967,564
                                                 ==============    ==============    ==============    ==============
              Denominator:

              Denominator for basic earnings
                per share - weighted-average
                shares ......................        16,924,696        10,451,807        16,820,242        10,451,807

              Effect of dilutive employee
                stock options ...............              --                --               2,380              --
                                                 --------------    --------------    --------------    --------------

              Denominator for diluted
                earnings per share - adjusted
                weighted-average shares .....        16,924,696        10,451,807        16,822,622        10,451,807
                                                 ==============    ==============    ==============    ==============

              Basic earnings per share ......    $         0.15    $         0.29    $         0.31    $         0.67
                                                 ==============    ==============    ==============    ==============

              Diluted earnings per share ....    $         0.15    $         0.29    $         0.31    $         0.67
                                                 ==============    ==============    ==============    ==============

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

    The Company has a $45 million outstanding balance on a revolving credit facility ("the Credit Facility") and a $45.9 million outstanding term loan with Wells Fargo Bank ("WFB") which are governed by a Credit Agreement ("the Credit Agreement"). The balances outstanding under the Credit Agreement are subject to certain financial covenants. As of September 30, 1998, the Company was not in compliance with three financial covenants and has received a waiver from WFB. The Company and WFB are in the process of renegotiating these financial covenants and amending the Credit Agreement to provide greater current capacity in the Credit Facility. Management believes that the Credit Agreement will be amended and the financial covenants will be revised during the fourth quarter of 1998. Accordingly, the balances outstanding under the Credit Agreement remain classified as long-term liabilities as of September 30, 1998.

8.  SUPPLEMENTAL GUARANTOR INFORMATION

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

    Supplemental financial information is presented as of September 30, 1998 and for the three months and nine months ended September 30, 1998. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management has determined that such information is not material to investors.

                                Kitty Hawk, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                      Supplemental Combining Balance Sheets
                         Condensed Financial Information

                                   (Unaudited)

                               September 30, 1998


                                                  ASSETS

                                                   Kitty Hawk,      The Company         AIC
                                                     Inc.          excluding AIC       (Non-
                                                   (Parent)         (Guarantors)      Guarantor)    Eliminations        Total
                                                 -------------     -------------     -----------    -------------     -------------
Cash and cash equivalents ...................    $  11,959,157     $    (872,029)    $ 3,963,741    $        --       $  15,050,869
Restricted cash and short-term investments ..           21,059         2,659,924            --               --           2,680,983
Trade accounts receivable ...................             --          71,078,783      10,554,860         (317,318)       81,316,325
Deferred income taxes .......................             --          16,290,816            --               --          16,290,816
Inventory and aircraft supplies .............             --          73,998,729            --               --          73,998,729
Prepaid expenses and other current assets ...        1,126,135        17,907,826          74,534             --          19,108,495
                                                 -------------     -------------     -----------    -------------     -------------
   Total current assets .....................       13,106,351       181,064,049      14,593,135         (317,318)      208,446,217
Property and equipment, net .................             --         674,998,830         616,931             --         675,615,761
Intercompany receivable .....................      397,703,482         6,660,069            --       (404,363,551)             --
Investment in Guarantors ....................       82,025,302              --              --        (82,025,302)             --
Investment in AIC ...........................             --           4,114,033            --         (4,114,033)             --
Other assets, net ...........................       14,296,281           599,113            --               --          14,895,394
                                                 -------------     -------------     -----------    -------------     -------------
   Total assets .............................    $ 507,131,416     $ 867,436,094     $15,210,066    $(490,820,204)    $ 898,957,372
                                                 =============     =============     ===========    =============     =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ............................    $     222,496     $  58,059,883     $  2,590,68    $    (317,318)    $  60,555,748
Accrued expenses ............................       13,669,441        75,322,698         582,139             --          89,574,278
Intercompany payables .......................        6,660,069       397,703,482            --       (404,363,551)             --
Accrued maintenance reserves ................             --          19,813,038            --               --          19,813,038
Current maturities of long-term debt ........             --          11,858,580            --               --          11,858,580
                                                 -------------     -------------     -----------    -------------     -------------
   Total current liabilities ................       20,552,006       562,757,681       3,172,826     (404,680,869)      181,801,644
Revolving Credit Facility ...................       45,000,000              --              --               --          45,000,000
Long-term debt ..............................      340,000,000        45,604,954            --               --         385,604,954
Deferred income taxes .......................             --          99,645,730            --               --          99,645,730
                                                 -------------     -------------     -----------    -------------     -------------
   Total liabilities ........................      405,552,006       708,008,365       3,172,826     (404,680,869)      712,052,328
Minority interest in AIC ....................             --                --              --          4,214,896         4,214,896
Stockholders' equity
   Preferred stock ..........................             --                --              --               --                --
   Common stock .............................          169,279              --              --               --             169,279
   Additional capital .......................      133,165,836        82,025,302       5,856,722      (87,882,024)      133,165,836
   Retained earnings ........................      (31,755,705)       77,402,427       6,180,518       (2,472,207)       49,355,033
                                                 -------------     -------------     -----------    -------------     -------------
       Total stockholders' equity ...........      101,579,410       159,427,729      12,037,240      (90,354,231)      182,690,148
                                                 -------------     -------------     -----------    -------------     -------------
   Total liabilities and stockholders' equity    $ 507,131,416     $ 867,436,094     $15,210,066    $(490,820,204)    $ 898,957,372
                                                 =============     =============     ===========    =============     =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statements of Operations
                         Condensed Financial Information

                                   (Unaudited)

                  For the three months ended September 30, 1998


                                     Kitty Hawk,       The Company          AIC
                                        Inc.          Excluding AIC        (Non-
                                      (Parent)         (Guarantors)      Guarantor)       Eliminations         Total
                                    -------------     -------------     ------------     -------------     -------------
Revenues:
   Air freight carrier .........    $        --       $ 140,468,565     $ 16,586,773     $ (11,985,596)    $ 145,069,742
   Air logistics ...............             --          23,680,935             --                --          23,680,935
   Maintenance and other .......             --           6,331,583             --                --           6,331,583
                                    -------------     -------------     ------------     -------------     -------------
       Total revenues ..........             --         170,481,083       16,586,773       (11,985,596)      175,082,260
Costs of revenues:
   Air freight carrier .........             --         121,270,089       13,730,293       (11,985,596)      123,014,786
   Air logistics ...............             --          21,788,754             --                --          21,788,754
   Maintenance and other .......             --           4,865,066             --                --           4,865,066
                                    -------------     -------------     ------------     -------------     -------------
       Total costs of revenues .      147,923,909        13,730,293      (11,985,596)      149,668,606
                                    -------------     -------------     ------------     -------------     -------------
Gross profit ...................             --          22,557,174        2,856,480              --          25,413,654
General and administrative
expenses .......................           45,704        10,211,396          333,840              --          10,590,940
Non-qualified employee profit
   sharing expense .............          408,456              --               --                --             408,456
                                    -------------     -------------     ------------     -------------     -------------

Operating income (loss) ........         (454,160)       12,345,778        2,522,640              --          14,414,258
Other income (expense):
   Interest expense ............          656,994       (10,070,403)            --                --          (9,413,409)
   Other, net ..................         (320,262)          366,321           82,091              --             128,150
                                    -------------     -------------     ------------     -------------     -------------
Income (loss) before minority
interest and income taxes ......         (117,428)        2,641,696        2,604,731              --           5,128,999
Minority interest in AIC .......             --                --               --          (1,041,892)       (1,041,892)
                                    -------------     -------------     ------------     -------------     -------------
Income (loss) before income
taxes ..........................         (117,428)        2,641,696        2,604,731        (1,041,892)        4,087,107
Income tax expense (benefit) ...          (42,513)        1,592,909             --                --           1,550,396
                                    -------------     -------------     ------------     -------------     -------------
Net income (loss) ..............    $     (74,915)    $   1,048,787     $  2,604,731     $  (1,041,892)    $   2,536,711
                                    =============     =============     ============     =============     =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statements of Operations
                         Condensed Financial Information

                                   (Unaudited)

                  For the nine months ended September 30, 1998

                                    Kitty Hawk,   The Company          AIC
                                       Inc.       excluding AIC       (Non-
                                     (Parent)     (Guarantors)       Guarantor)    Eliminations          Total
                                    ---------     -------------     -----------    ------------     -------------
Revenues:
   Air freight carrier .........    $    --       $ 380,354,485     $46,029,914    $(25,726,590)    $ 400,657,809
   Air logistics ...............         --          52,605,066            --              --          52,605,066
   Maintenance and other .......         --          24,966,698            --              --          24,966,698
                                    ---------     -------------     -----------    ------------     -------------
       Total revenues ..........         --         457,926,249      46,029,914     (25,726,590)      478,229,573
Costs of revenues:
   Air freight carrier .........         --         330,384,308      38,879,148     (25,726,590)      343,536,866
   Air logistics ...............         --          46,983,994            --              --          46,983,994
   Maintenance .................         --          18,462,005            --              --          18,462,005
                                    ---------     -------------     -----------    ------------     -------------
       Total costs of revenues .         --         395,830,307      38,879,148     (25,726,590)      408,982,865
                                    ---------     -------------     -----------    ------------     -------------
Gross profit ...................         --          62,095,942       7,150,766            --          69,246,708
General and administrative
expenses .......................     (428,911)       29,114,329       1,099,334            --          29,784,752
Non-qualified employee profit
   sharing expense .............      990,648              --              --              --             990,648
                                    ---------     -------------     -----------    ------------     -------------
Operating income (loss) ........     (561,737)       32,981,613       6,051,432            --          38,471,308
Other income (expense):
   Interest expense ............      423,460       (29,138,385)           --              --         (28,714,925)
   Other, net ..................     (231,501)        1,296,961         129,086            --           1,194,546
                                    ---------     -------------     -----------    ------------     -------------
Income (loss) before minority
   interest and income taxes ...     (369,778)        5,140,189       6,180,518            --          10,950,929
Minority interest in AIC .......         --                --              --        (2,472,208)       (2,472,208)
                                    ---------     -------------     -----------    ------------     -------------
Income (loss) before income
taxes ..........................     (369,778)        5,140,189       6,180,518      (2,472,208)        8,478,721
Income tax expense (benefit) ...     (143,453)        3,450,157            --              --           3,306,704
                                    ---------     -------------     -----------    ------------     -------------
Net income (loss) ..............    $(226,325)    $   1,690,032     $ 6,180,518    $ (2,472,208)    $   5,172,017
                                    =========     =============     ===========    ============     =============

                                Kitty Hawk, Inc.
       Notes to Consolidated Condensed Financial Statements - (Continued)
                 Supplemental Combining Statement of Cash Flows
                         Condensed Financial Information

                                   (Unaudited)

                  For the nine months ended September 30, 1998


                                          Kitty Hawk,      The Company          AIC
                                             Inc.         excluding AIC        (Non-
                                           (Parent)       (Guarantors)       Guarantor)     Eliminations         Total
                                         ------------     -------------     -----------     ------------    -------------
Cash provided by (used in)
operating activities ................    $(85,639,834)    $ 136,080,860     $ 7,394,141     $ 2,472,208     $  60,307,375

Investing Activities:
   Capital expenditures .............            --        (161,691,446)       (162,529)           --        (161,853,975)
   Redemption of short term
   investments ......................      55,978,941           867,850            --              --          56,846,791
   Investment in AIC ................            --           5,602,208            --        (5,602,208)             --
   Proceeds from sale of assets .....            --           6,443,890            --              --           6,443,890
                                         ------------     -------------     -----------     -----------     -------------
      Net cash provided by
      (used in) investing activities       55,978,941      (148,777,498)       (162,529)     (5,602,208)      (98,563,294)

Financing Activities
   Repayments of debt ...............            --          (3,059,926)           --              --          (3,059,926)
   Net borrowings ...................      35,000,000         5,880,000            --              --          40,880,000
   Net partner withdrawals ..........            --                --        (4,550,000)      4,550,000              --
   Distributions to minority
      interest ......................            --          (1,000,000)           --        (1,420,000)       (2,420,000)
                                         ------------     -------------     -----------     -----------     -------------
      Net cash provided by
      (used in) investing activities       35,000,000         1,820,074      (4,550,000)      3,130,000        35,400,074
                                         ------------     -------------     -----------     -----------     -------------

Increase (decrease) in cash .........       5,339,107       (10,876,564)      2,681,612            --          (2,855,845)
Cash and cash equivalents, beginning
      of period .....................       6,620,050        10,004,535       1,282,129            --          17,906,714
                                         ------------     -------------     -----------     -----------     -------------
Cash and cash equivalents, end of
   period ...........................    $ 11,959,157     $    (872,029)    $ 3,963,741     $      --       $  15,050,869
                                         ============     =============     ===========     ===========     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Acquisition of the Kalitta Companies. On November 19, 1997, the Company acquired all of the outstanding common stock of American International Airways, Inc., including a 60% interest in American International Cargo ("AIC"), Kalitta Flying Service, Inc., Flight One Logistics, Inc., O.K. Turbines, Inc. and American International Travel, Inc. (collectively, the "Kalitta Companies"). The results of operations for the three months and nine months ended September 30, 1998 include the results of operations of the Kalitta Companies. The pro forma results of operations for the three months and nine months ended September 30, 1997 include the results of the Kalitta Companies as if they had been acquired as of January 1, 1997. The historical results of operations for the three months and nine months ended September 30, 1997 do not include the results of operations of the Kalitta Companies.

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

    Pro Forma Results of Operations. The following sets forth the unaudited pro forma consolidated statement of operations for the three months and nine months ended September 30, 1997, giving effect to (i) the November 1997 acquisition of the Kalitta Companies, (ii) the issuance of the Company's 9.95% Senior Secured Notes due 2004 (the "Notes"), (iii) the incurrence of a $45.9 million term loan and (iv) the September 1997 acquisition of 16 Boeing 727s from the Kalitta Companies, each as if they occurred on January 1, 1997. This information is presented for illustrative purposes only and does not purport to present the results of operations of the Company had these transactions occurred on the dates indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future.

    No pro forma adjustments have been applied to reflect (i) revenues or operating costs expected to be generated from two Boeing 747s which were purchased in February 1998 and modified with approximately $56 million of the net proceeds from the sale of the Notes and other internally generated funds or
(ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) resulting from the acquisition of the Kalitta Companies. In addition, pro forma results have not been adjusted to eliminate
(i) abnormally high engine maintenance expenses previously incurred in response to certain Federal Aviation Administration ("FAA") Airworthiness Directives ("Directives"), (ii) costs previously incurred to add and maintain flight crews in anticipation of increased air freight carrier business which had not yet materialized in part due to delays in acquiring aircraft and (iii) start-up costs previously incurred to establish the Company's wide-body passenger charter business.


                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                                     ------------------   ------------------
                                                          PRO FORMA          PRO FORMA
Revenues:
     Air freight carrier .........................    $   138,588,221     $   352,588,428
     Air logistics ...............................         18,646,695          45,878,185
     Maintenance and other .......................          8,810,109          23,299,368
                                                      ---------------     ---------------
         Total revenues ..........................        166,045,025         421,765,981

Costs of revenues:
     Air freight carrier .........................        110,462,813         312,084,381
     Air logistics ...............................         17,218,740          42,037,739
     Maintenance and other .......................          7,034,652          17,235,090
                                                      ---------------     ---------------
         Total costs of revenues .................        134,716,205         371,357,210

Gross profit .....................................         31,328,820          50,408,771

General and administrative expenses ..............         10,179,471          27,031,903
Non-qualified employee profit sharing
expense ..........................................            489,503           1,161,260
                                                      ---------------     ---------------
Operating income .................................         20,659,846          22,215,608

Other income (expense):
     Interest expense ............................        (10,131,238)        (30,271,113)
     Other, net ..................................         (1,438,762)            476,896
                                                      ---------------     ---------------

Income (loss) before minority interest
and income taxes .................................          9,089,846          (7,578,609)

Minority interest in AIC .........................           (966,434)         (1,858,958)
                                                      ---------------     ---------------

Income (loss) before income taxes ................          8,123,412          (9,437,567)

Income tax expense (benefit) .....................          3,249,365          (3,390,892)
                                                      ---------------     ---------------

Net income (loss) ................................    $     4,874,047     $    (6,046,675)
                                                      ===============     ===============

Basic and diluted income (loss) per
share ............................................    $          0.29     $         (0.36)
                                                      ===============     ===============

Weighted average common shares outstanding .......         16,750,957          16,750,957
                                                      ===============     ===============

RESULTS OF OPERATIONS

    The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's gross profit (in thousands) and the gross profit margin by revenue type:


                                                           THREE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------------------------------------------------------------
                                       1998                         PRO FORMA 1997                   HISTORICAL 1997
                           ----------------------------     ----------------------------     ----------------------------
Air freight carrier:
      Revenues ........    $    145,070           100.0%    $    138,588           100.0%    $     22,552           100.0%
      Costs of revenues         123,015            84.8          110,463            79.7           15,232            67.5
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $     22,055            15.2%    $     28,125            20.3%    $      7,320            32.5%
                           ============    ============     ============    ============     ============    ============

Air logistics:
      Revenues ........    $     23,681           100.0%    $     18,647           100.0%    $     18,647           100.0%
      Costs of revenues          21,789            92.0           17,219            92.3           17,219            92.3
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $      1,892             8.0%    $      1,428             7.7%    $      1,428             7.7%
                           ============    ============     ============    ============     ============    ============

Maintenance and other:
      Revenues ........    $      6,332           100.0%    $      8,810           100.0%            --              --
      Costs of revenues           4,865            76.8            7,035            79.9             --              --
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $      1,467            23.2%    $      1,775            20.1%            --              --
                           ============    ============     ============    ============     ============    ============



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------------------------------------------------------------
                                       1998                         PRO FORMA 1997                 HISTORICAL 1997
                           ----------------------------     ----------------------------     ----------------------------
Air freight carrier:
      Revenues ........    $    400,658           100.0%    $    352,588           100.0%    $     55,789           100.0%
      Costs of revenues         343,537            85.7          312,084            88.5           38,076            68.3
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $     57,121            14.3%    $     40,504            11.5%    $     17,713            31.7%
                           ============    ============     ============    ============     ============    ============

Air logistics:
      Revenues ........    $     52,605           100.0%    $     45,878           100.0%    $     45,878           100.0%
      Costs of revenues          46,984            89.3           42,038            91.6           42,038            91.6
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $      5,621            10.7%    $      3,840             8.4%    $      3,840             8.4%
                           ============    ============     ============    ============     ============    ============

Maintenance and other:
      Revenues ........    $     24,967           100.0%    $     23,299           100.0%            --              --
      Costs of revenues          18,462            73.9           17,235            74.0             --              --
                           ------------    ------------     ------------    ------------     ------------    ------------
      Gross profit ....    $      6,505            26.1%    $      6,064            26.0%            --              --
                           ============    ============     ============    ============     ============    ============

    The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                       THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------    -------------------------------------
                                                 PRO FORMA     HISTORICAL                 PRO FORMA     HISTORICAL
                                                 ---------     ----------                 ---------     ----------
                                      1998          1997          1998          1998         1997          1997
                                    --------     ---------     ----------    --------     ---------     ----------
Revenues:
     Air freight carrier .......        82.9%         83.5%         54.7%         83.8%         83.6%         54.9%
     Air logistics .............        13.5          11.2          45.3          11.0          10.9          45.1
     Maintenance and other .....         3.6           5.3          --             5.2           5.5          --
                                    --------      --------      --------      --------      --------      --------
         Total revenues ........       100.0         100.0         100.0         100.0         100.0         100.0
Total costs of revenues ........        85.5          81.1          78.8          85.5          88.0          78.8
                                    --------      --------      --------      --------      --------      --------
Gross profit ...................        14.5          18.9          21.2          14.5          12.0          21.2
General and administrative
expenses .......................         6.0           6.1           6.5           6.2           6.4           7.4
Non-qualified employee profit
          sharing expense ......         0.2           0.3           1.2           0.2           0.3           1.2
                                    --------      --------      --------      --------      --------      --------
Operating income ...............         8.3          12.5          13.5           8.1           5.3          12.6
Interest expense ...............        (5.4)         (6.1)         (1.8)         (6.0)         (7.2)         (1.8)
Other income (expense) .........         0.1          (0.9)          0.4           0.2           0.1           0.6
                                    --------      --------      --------      --------      --------      --------
Income (loss) before minority
  interest and income taxes ....         3.0           5.5          12.1           2.3          (1.8)         11.4
Minority interest ..............        (0.6)         (0.6)         --            (0.5)         (0.4)         --
                                    --------      --------      --------      --------      --------      --------
Income loss) before income
taxes ..........................         2.4           4.9          12.1           1.8          (2.2)         11.4
Income taxes expense (benefit) .         0.9           2.0           4.8           0.7          (0.8)          4.6
                                    --------      --------      --------      --------      --------      --------
Net income (loss) ..............         1.5%          2.9%          7.3%          1.1%         (1.4)%         6.8%
                                    ========      ========      ========      ========      ========      ========

    Due to the impact the acquisition of the Kalitta Companies and related transactions have had on the financial statements and results of operations of the Company, management has determined that the historical results of operations for the quarter and nine months ended September 30, 1997 lack meaningful comparibility to the results of operations for the quarter and nine months ended September 30, 1998. As a result, the Company has provided a comparison of the pro forma quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998, which the Company believes provides the most relevant and useful information to investors. Other than the information provided above, no further comparison of the historical results of operations for the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998 is provided herein.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA QUARTER ENDED SEPTEMBER 30, 1997

    Revenues - Air Freight Carrier. Air freight carrier revenues increased $6.5 million, or 4.7%, to $145.1 million in the quarter ended September 30, 1998, from $138.6 million in the pro forma quarter ended September 30, 1997. This increase was primarily attributable to an increase in the jet aircraft fleet from 74 aircraft at September 30, 1997 to 77 aircraft at September 30, 1998 which permitted an increase in ACMI contract charters. Air freight carrier on-demand charters, ACMI contract charters and scheduled operations revenues were $18.9 million, $82.1 million and $43.8 million, or 13%, 56.6% and 30.2%, respectively, of total air freight carrier revenues for the quarter ended September 30, 1998, as compared to $20.9 million, $72.8 million and $43.9 million, or 15.1%, 52.6% and 31.7%, respectively, for the pro forma quarter ended September 30, 1997. Revenues from on-demand charters flown by Company aircraft for the quarter ended September 30, 1998 decreased 9.9% from the pro forma prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenue from the Company's scheduled operations remained flat for the quarter ended September 30, 1998 as compared to the pro forma quarter ended September 30, 1997. The Company has also implemented selective price increases for its ACMI contract charters and for its scheduled freight services.

    Revenues - Air Logistics. Air logistics revenues increased $5 million, or 27%, to $23.7 million for the quarter ended September 30, 1998 from $18.6 million for the pro forma quarter ended September 30, 1997. The number of trips managed increased from 4,000 in the pro forma quarter ended September 30, 1997 to 4,290 for the quarter ended September 30, 1998. While prices for the Company's air logistics services remained relatively constant, there has been a bias towards charters for larger aircraft which increases the average revenue per charter

    Revenues - Maintenance and Other. Maintenance and other revenues decreased $2.5 million, or 28.1%, to $6.3 million in the quarter ended September 30, 1998, from $8.8 million in the pro forma quarter ended September 30, 1997. This decrease was primarily due to the Company focusing its efforts on performing maintenance on its own fleet and limiting third party maintenance work.

    Costs of Revenues - Air Freight Carrier. Air freight carrier costs of revenues increased $12.6 million, or 11.4%, to $123 million in the quarter ended September 30, 1998, from $110.5 million in the pro forma quarter ended September 30, 1997. This increase was primarily due to higher flight operations and maintenance costs as well as the increased fleet size and completing deferred maintenance to increase fleet reliability. The gross profit margin from the air freight carrier decreased to 15.2% in the quarter ended September 30, 1998, from a gross margin of 20.3% in the pro forma quarter ended September 30, 1997. This decrease in gross margin was a result of the increased maintenance costs incurred during the quarter ended September 30, 1998 as compared to the pro forma quarter ended September 30, 1997 which were partially offset by lower average fuel prices applicable to on-demand and scheduled freight service in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

    Costs of Revenues - Air Logistics. Air logistics costs of revenues increased $4.6 million, or 26.5%, to $21.8 million in the quarter ended September 30, 1998, from $17.2 million in the pro forma quarter ended September 30, 1997. The gross profit margin from air logistics increased to 8.0% in the quarter ended September 30, 1998 from 7.7% in the pro forma quarter ended September 30, 1997. The increase in gross margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired from the Kalitta Companies) rather than to third party aircraft, which results in a higher gross margin to the Company.

    Costs of Revenues - Maintenance and Other. Maintenance and other costs of revenues decreased $2.1 million, or 30.8%, to $4.9 million in the quarter ended September 30, 1998, from $7 million in the pro forma quarter ended September 30, 1997, reflecting an decrease in third party maintenance revenues. The gross profit margin from maintenance increased to 23.2% in the quarter ended September 30, 1998 from 20.1% in the pro forma quarter ended September 30, 1997 as a result of greater cost efficiencies from third party maintenance.

    General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 4%, to $10.6 million in the quarter ended September 30, 1998, from $10.2 million in the pro forma quarter ended September 30, 1997. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the quarter ended September 30, 1998. As a percentage of total revenues, general and administrative expenses decreased slightly to 6% in the quarter ended September 30, 1998, as compared to 6.1% for the pro forma quarter ended September 30, 1997.

    Operating Income. As a result of the above, operating income decreased $6.2 million to $14.4 million in the quarter ended September 30, 1998, from $20.7 million in the pro forma quarter ended September 30, 1997. Operating income margin decreased to 8.3% in the quarter ended September 30, 1998, from 12.4% in the pro forma quarter ended September 30, 1997.

    Income Taxes. Income tax expense as a percentage of income before income taxes decreased to 38% for the quarter ended September 30, 1998, as compared to 40% for the pro forma prior year period. This was due primarily to a reduction of state income taxes resulting from a re-evaluation of certain state apportionment factors.

    Net Income. As a result of the above, the Company's net income decreased to $2.5 million in the quarter ended September 30, 1998, compared to $4.9 million in the pro forma quarter ended September 30, 1997. Net income as a percentage of total revenues decreased to 1.5% in the quarter ended September 30, 1998, from 2.9% in the pro forma prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997

    Revenues - Air Freight Carrier. Air freight carrier revenues increased $48.1 million, or 13.6%, to $400.7 million in the nine months ended September 30, 1998, from $352.6 million in the pro forma nine months ended September 30, 1997. This increase was primarily attributable to an increase in the jet aircraft fleet from 74 aircraft at September 30, 1997 to 77 aircraft at September 30, 1998 which permitted an increase in ACMI contract charters. Air freight carrier on-demand charters, ACMI contract charters and scheduled operations revenues were $48.6 million, $230.1 million and $120.5 million, or 12.1%, 57.4% and 30.1%, respectively, of total air freight carrier revenues for the nine months ended September 30, 1998, as compared to $60 million, $169.4 million and $120.7 million, or 17%, 48% and 34.2%, respectively, for the pro forma nine months ended September 30, 1997. Revenues from on-demand charters flown by Company aircraft for the nine months ended September 30, 1998 decreased 19% from the pro forma prior year period due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenue from the Company's scheduled operations remained flat for the nine months ended September 30, 1998 as compared to the pro forma nine months ended September 30, 1997. The Company has also implemented selective price increases for its ACMI contract charters and scheduled operations.

    Revenues - Air Logistics. Air logistics revenues increased $6.7 million, or 14.7%, to $52.6 million in the nine months ended September 30, 1998, from $45.9 million in the pro forma nine months ended September 30, 1997. This increase was primarily due to increased demand for charters that require large aircraft, which generate greater revenues. The number of trips managed decreased slightly from 10,640 in the pro forma nine months ended September 30, 1997 to 10,363 in the nine months ended September 30, 1998. Prices for the Company's air logistics services remained relatively constant.

    Revenues - Maintenance and Other. Maintenance and other revenues increased $1.7 million, or 7.2% to $25 million in the nine months ended September 30, 1998, from $23.3 million in the pro forma nine months ended September 30, 1997. This increase was primarily due to increased third party engine maintenance revenue and to additional revenues from heavy maintenance performed for a third party.

    Costs of Revenues - Air Freight Carrier. Air freight carrier costs of revenues increased $31.5 million, or 10.1%, to $343.5 million in the nine months ended September 30, 1998, from $312.1 million in the pro forma nine months ended September 30, 1997. This increase was primarily due to increased fleet size and operating additional ACMI contract charters. The gross profit margin from the air freight carrier increased to 14.3% in the nine months ended September 30, 1998, from a gross margin of 11.5% in the pro forma nine months ended September 30, 1997. This increase in gross margin was a primarily a result of lower average fuel prices applicable to on-demand and scheduled freight service in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

    Costs of Revenues - Air Logistics. Air logistics costs of revenues increased $5 million, or 11.8%, to $47 million in the nine months ended September 30, 1998, from $42 million in the pro forma nine months ended September 30, 1997, reflecting an increased volume of business. The gross profit margin from air logistics increased to 10.7% in the nine months ended September 30, 1998 from 8.4% in the pro forma nine months ended September 30, 1997. The increase in gross margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired from the Kalitta Companies) rather than to third party aircraft, which results in a higher gross margin to the Company.

    Costs of Revenues - Maintenance and Other. Maintenance and other costs of revenues increased $1.2 million, or 7.1% to $18.5 million in the nine months ended September 30, 1998, from $17.2 million in the pro forma nine months ended September 30, 1997, reflecting an increase in third party maintenance. The gross profit margin from maintenance remained flat at approximately 26% for the nine months ended September 30, 1998 and the pro forma nine months ended September 30, 1997.

    General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 10.2%, to $29.8 million in the nine months ended September 30, 1998, from $27 million in the pro forma nine months ended September 30, 1997. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet and the increased volume of business of the air freight carrier in the nine months ended September 30, 1998. As a percentage of total revenues, general and administrative expenses decreased to 6.2% in the nine months ended September 30, 1998, as compared to 6.4% for the pro forma nine months ended September 30, 1997.

    Operating Income. As a result of the above, operating income increased $16.3 million to $38.5 million in the nine months ended September 30, 1998, from $22.2 million in the pro forma nine months ended September 30, 1997. Operating income margin increased to 8.1% in the nine months ended September 30, 1998, from 5.3% in the pro forma nine months ended September 30, 1997.

    Income Taxes. Income tax expense as a percentage of income before income taxes increased to 39% for the nine months ended September 30, 1998, as compared to an income tax benefit of 36% for the pro forma prior year period. The increase was primarily due to the pro forma results not reflecting the full tax benefit of the net operating loss carryforwards of the Kalitta Companies due to the uncertainty of the Kalitta Companies' future ability to realize such net operating loss carry forwards prior to the Company's acquisition of the Kalitta Companies.

    Net Income. As a result of the above, the Company's reported net income increased to $5.2 million in the nine months ended September 30, 1998, as compared to a net loss of $6 million in the pro forma nine months ended September 30, 1997. Net income as a percentage of total revenues increased to 1.1% in the nine months ended September 30, 1998, from a loss margin of 1.4% in the pro forma prior year period.

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

    The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing 747s, eight Lockheed L-1011s and thirteen Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries, other than AIC.

    The Company has a $45.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus .5%. As of September 30, 1998, the interest rate was 8.19%. The Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 16 Boeing 727s and related engines, and the stock of each of the Company's subsidiaries, not including the Company's 60% interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, other than AIC.

    In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $67.7 million) and is secured by the same collateral as the Term Loan. The Credit Facility initially bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus .5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of September 30, 1998, the Company had a balance of $41 million outstanding under the Credit Facility bearing interest at 9.5% and available borrowings under the Credit Facility of approximately $21.4 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of September 30, 1998, the Company was not in compliance with three financial covenants of the Credit Facility and has received a waiver from WFB. The Company and WFB are in the process of renegotiating these financial covenants and amending the credit agreement to provide greater current capacity in the Credit Facility. Management believes that the Credit Facility will be amended and the financial covenants will be revised during the fourth quarter of 1998. Accordingly, the balances outstanding under the Credit Facility remain classified as long-term liabilities as of September 30, 1998.

    Capital expenditures were $161.9 million and $99.6 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for the nine months ended September 30, 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to two Boeing 747s acquired in 1998 and one acquired in late 1997 and one Boeing 727, (iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for ten Boeing 727s and one DC-9-15F aircraft, (v) purchase of 6 JT8D engines, three JT9D engines, one JT3D engine and five GE CJ 610-6 engines, (vi) engine overhauls, (vii) improvements to new office space at Dallas/Fort Worth International Airport, and
(viii) the purchase of rotable aircraft parts. Capital expenditures for the nine months ended September 30, 1997 were primarily for (i) the purchase of eighteen Boeing 727 aircraft, (ii) cargo and noise abatement modifications for two Boeing 727 aircraft and one DC9-15F aircraft, (iii) the purchase of ten reconditioned JT8D jet engines, (iv) leasehold improvements to Boeing 727-200 aircraft, (v) the lease of the Company's 40,000 square foot headquarters facility, (vi) major maintenance checks, (vii) the purchase of ground service equipment, and (viii) the overhaul of several JT8D-7 engines.

    During the remainder of 1998, the Company estimates that capital expenditures will aggregate approximately $36.6 million and that it will make substantial capital expenditures thereafter. The Company has acquired two Boeing 747s for approximately $39.6 million (net of deposits) and began modifying these aircraft to cargo configuration and having other work performed at an aggregate cost of approximately $33.8 million, of which $22.6 million has been spent as of September 30, 1998. The acquisition of the Boeing 747s was funded with approximately $39.6 million of the net proceeds from the Company's November 1997 Note offering. The cargo conversions are being funded with approximately $16.4 million of the net proceeds from the Note offering and approximately $17.4 million of internally generated funds or borrowings under the Credit Facility. The Company took delivery of one of the Boeing 747s during September 1998 and placed it into revenue service in October 1998. The remaining Boeing 747 in conversion at The Boeing Company is expected to be placed into revenue service in December 1998. Additionally, during July 1998 the Company completed the conversion of one Boeing 747 aircraft and one Boeing 727 aircraft from passenger to freighter configuration at costs of approximately $14.8 and $3.7 million, respectively, including noise abatement modifications for the Boeing 727.

    During the remainder of 1998, the Company anticipates capital expenditures of approximately $1.4 million for noise abatement modifications to one Boeing 727 aircraft currently owned. To bring the remainder of the Company's existing fleet of owned and leased aircraft into Stage III noise control compliance by the year 2000, the Company estimates that total capital expenditures of approximately $20 million would be required. The entire fleet must be Stage III compliant by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase. These estimates do not include 13 Douglas DC-8 aircraft which the Company does not currently expect to modify because the anticipated cost of approximately $3.5 million per aircraft (not including aircraft downtime) exceeds the economic benefits of such modifications. The Company expects to replace up to 13 of these Douglas DC-8-50 and DC-8-60 series aircraft in 1999 with Boeing 727 freighters it intends to acquire through operating leases which fund the costs of freighter conversions, transition maintenance and noise abatement modifications. The Company is currently negotiating such a program and believes sufficient and satisfactory aircraft are or will be available for such a program. Three Boeing 727 aircraft acquired through leases and placed into revenue service during August 1998 currently operate under assigned contracts through early 1999 and then become available to satisfy the Company's Douglas DC-8 replacement requirements.

    All of the Company's aircraft are subject to Service Bulletins and Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis. These Service Bulletins and Directives could cause certain of these aircraft to be subject to extensive aircraft examinations and require certain of these aircraft to undergo structural inspections and modifications to address problems of corrosion, structural fatigue, or other issues at specified times. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future which could have a material adverse effect on the Company. The cost of compliance with such Service Bulletins and Directives cannot currently be estimated, but could be substantial.

    The Company operates a fleet of 32 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a proposed Directive, which if adopted, would limit the cargo capacity of 31 of these Boeing 727s until certain modifications are made. The costs to make such modifications and the amount of revenue that could be lost cannot currently be estimated. However, the Company believes this Directive will not have a material adverse effect of the Company.

    In late July 1998, the FAA approved the cargo conversion of a Boeing 747-200 aircraft (the "Modified Aircraft") that American International Airways, Inc. ("AIA") purchased from Middle East Airlines ("MEA") in September 1997 and modified to cargo configuration at AIA's Oscoda, Michigan maintenance facility. The FAA, however, limited the maximum payload of the Modified Aircraft to 200,000 pounds rather than the 240,000-pound maximum payload that the Company anticipated because the FAA determined that the wingbox structure of the Modified Aircraft required changes that were not included in the Supplemental Type Certificate used by AIA in the conversion process. The payload limit may decrease the hourly revenue rate for the Modified Aircraft by as much as 6% from the amount previously anticipated by the Company. The FAA also has recently asked whether the Company would voluntarily reduce the maximum payload of two other Boeing 747-200s that AIA had earlier converted, which appear to have a similar issue. Former management of AIA did not disclose the wingbox issue to the Company's current management, who did not know of the issue until the FAA raised it. The Company is now evaluating the feasibility of further modifying all three aircraft, but is not yet able to predict the cost and time required for further modification.

    Two additional Boeing 747-200 aircraft were purchased by the Company from MEA in 1998. One has been converted to cargo configuration by The Boeing Company and was approved to operate at maximum payload capacity. That aircraft is now in revenue service. The second aircraft is expected to be approved to operate at maximum payload capacity when completed in December 1998.

    The Company believes that available funds, bank borrowings and cash flows expected to be generated by operations and asset sales will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to sell any additional equity or debt securities or obtain additional credit facilities. Notwithstanding the foregoing, the Company may sell additional equity or debt securities or obtain additional credit facilities at any time and is presently negotiating with its bank group for expansion of its borrowing base beyond its current limits.

YEAR 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

    Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has nearly completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment completed to date indicates that most of the Company's significant information technology systems could be affected. The Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services In addition, the Company has plans to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

    For its information technology exposures, to date the Company is approximately 70% complete on the assessment phase and expects to complete software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases will run concurrently for different systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all remediated systems fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

    The Company is in the process of working with third party vendors to ensure that any of the Company's systems that interface directly with third parties are Year 2000 compliant by March 31, 1999.

    The Company has developed plans to query its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources although the Company understands that certain fuel refiners may be particulary susceptible to disruption caused by non-compliant embedded chips, and that certain electrical power suppliers may be similarly affected. The Company has no means of ensuring that external agents will be Year 2000 ready. The inability of certain external agents, such as the FAA, fuel refiners and suppliers generally, and electrical power suppliers, to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

    The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at less than $0.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $50,000 related to all phases of the Year 2000 project. The remaining project costs relate to repair of hardware and software and will be expensed as incurred.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

SEASONALITY

    Certain of the Company's customers engage in seasonal businesses, especially the U.S. Postal Service and customers in the automotive industry. As a result, the Company's air freight charter logistics business has typically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS

(a) Reports on Form 8-K:

Not applicable.

(b) Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

          EXHIBIT NO.                      DESCRIPTION

           3.1         -  Certificate of Incorporation of the Company.(1)

           3.2         -  Amended and Restated Bylaws of the Company.(2)

           3.3         -  Amendment No. 1 to the Certificate of Incorporation of
                          the Company.(1)

           4.1         -  Specimen Common Stock Certificate.(3)

          27.1         -  Financial Data Schedule.(4)

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

(4)  Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.



                                         KITTY HAWK, INC.

                                         By: /s/ RICHARD R. WADSWORTH, JR
                                             ----------------------------------
                                         Richard R. Wadsworth, Jr.
                                         Senior Vice President - Finance,
                                         Chief Financial Officer, and Secretary

                                INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

     3.1       -    Certificate of Incorporation of the Company.(1)

     3.2       -    Amended and Restated Bylaws of the Company.(2)

     3.3       -    Amendment No. 1 to the Certificate of Incorporation of the
                    Company.(1)

     4.1       -    Specimen Common Stock Certificate.(3)

     27.1      -    Financial Data Schedule.(4)

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

(4)  Filed herewith