Form 10-K405
period 1998-12-31
KITTY HAWK INC
filed 1999-03-31
CIK 932110

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 24, 1999, the aggregate market price of the voting stock held by non-affiliates of the registrant was approximately $52.7 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

     On March 24, 1999, there were 16,995,987 outstanding shares of common stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 1999 Annual Meeting of Stockholders to be held on May 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                KITTY HAWK, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1    Business....................................................    3
Item 2    Properties..................................................   13
Item 3    Legal Proceedings...........................................   14
Item 4    Submission of Matters to a Vote of Security Holders.........   15
Item 4A   Executive Officers of the Registrant........................   15

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..   37
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   37

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   38
          Signatures..................................................   44

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of forward looking terminology, such as "may," "will," "expect," "could," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We have four main businesses. First, we are a leading U.S. and international provider of air freight carrier services, which means that we transport air freight in airplanes that we charter to third parties. In this business, we charge customers for the use of the entire airplane, regardless of the amount of freight we transport for them, and each airplane flies for only one customer at a time. Second, we are a leading provider of scheduled freight services in the U.S., which means that we transport air freight on scheduled routes, and each airplane generally transports the freight of multiple customers at the same time. In this business, we charge customers by the size and the weight of the freight shipped. Third, we are a leading provider of air logistics services in the U.S., which means that we arrange the delivery of air freight on an expedited basis, whether on our airplanes or those of a third party. Finally, we provide engine overhaul services on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s, Douglas DC-9s and other aircraft. We also provide engine overhaul services for our fleet of Boeing 727s and Douglas DC-8s and DC-9s and airframe repair services for our fleet of Boeing 727s and Douglas DC-9s.

     Our principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, Dallas/Fort Worth International Airport, Texas 75261, and our main telephone number is (972) 456-2200. We maintain a web site at http://www.kha.com.

INDUSTRY OVERVIEW

     Air Freight Delivery Services. The market for air freight delivery services is served by an industry which is composed of:

          (1) air freight carriers that contract with "freight-forwarders" to provide them with short-term and long-term contract charters;

          (2) air freight carriers that provide on-demand charters, as opposed to short-term and long-term charters;

          (3) air freight carriers that provide scheduled air freight delivery services; and

          (4) "door-to-door" express package delivery companies such as Federal Express and United Parcel Service.

The air freight delivery services industry provides same-day, next-day and/or two-day delivery services. A number of air freight carriers, including us, provide a combination of these services. Specifically, our air freight carrier services business provides on-demand charters and short-term and long-term contract charters, and our scheduled freight services business provides regularly scheduled freight delivery services between various airports.

     Air Logistics Services. Demand for air logistics services is driven by demand for same-day delivery of time sensitive freight. In contrast to the market for next-day and two-day freight delivery services, we believe that the U.S. market for on-demand charters is served by hundreds of air freight carriers, the vast majority of which are privately held, operate from only one location and do not coordinate "door-to-door" charter delivery services to the extent we do.

AIR FREIGHT CARRIER SERVICES

     General. We provide air freight carrier services on a contractual basis for a variety of customers, including freight forwarders, other airlines, the U.S. Postal Service and the U.S. Military. In addition, we provide air freight carrier services on an on-demand basis. Kitty Hawk International, Inc. is our wide-body aircraft air freight carrier and Kitty Hawk Aircargo, Inc. is our narrow-body aircraft air freight carrier.

     ACMI Domestic. The terms of our contract charters vary, but they typically require us to supply aircraft, crew, maintenance and insurance ("ACMI"), while our customers are responsible for substantially all other aircraft operating expenses, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. These ACMI contracts also typically require us to operate specific aircraft and/or provide minimum air freight capacity and generally are terminable if we:

          (1) fail to meet certain minimum performance levels;

          (2) otherwise breach the contract; or

          (3) become subject to other customary events of default.

Under our ACMI contracts, we are permitted to utilize and, in fact often do utilize, our aircraft in on-demand service in the periods between ACMI contract flights.

     ACMI International. We operate ACMI contracts of varying durations in foreign countries as well as between the U.S. and foreign countries. These ACMI contracts provide that we have exclusive operating control and direction over each aircraft we operate. We have operating authority for Brazil, Colombia, Costa Rica and Ecuador. Where we do not have our own operating authority, our foreign-based customers must obtain foreign government authorizations and permits required for us to fly the designated routes. Our international ACMI contracts traditionally have been concentrated in the South and Central American markets. Currently, we operate one Boeing 747 for AeroFloral and one Boeing 747 for Fast Air between the U.S. and various destinations in South America.

     On-Demand. The aircraft of our air freight carrier business also fly on-demand charters for customers of our air logistics services business. In 1998, approximately 21.5% of the on-demand charters managed by our air logistics services business were flown on the aircraft of our air freight carrier business. On-demand charters flown on the aircraft of our air freight carrier business generate a higher gross margin to us than charters subcontracted to third party carriers.

     U.S. Postal Service. We have historically performed a variety of services for the U.S. Postal Service, ranging from regularly scheduled delivery throughout the year to special contracts to meet increased demand during the Christmas holiday season. Similar to an ACMI contract, our contracts with the U.S. Postal Service generally allow us to pass-through our fuel costs, landing charges and other variable costs. Accordingly, we are not generally at risk of loss in the event these variable costs increase during the term of these fixed-price arrangements.

     Since 1993, we have been the prime contractor for the "Christmas Network" established by the U.S. Postal Service. The Christmas Network supplies air transportation and ground handling services primarily for second-day mail among a network of domestic cities during the December holiday rush. The U.S. Postal Service awards contracts pursuant to a public bidding process that considers quality of service and other factors, including, to a lesser extent, price. The Christmas Network contract is put up for bid each year.

     Of our total revenues for 1998, the U.S. Postal Service accounted for approximately $120 million or 16.8%. All of this revenue was attributable to air freight carrier services and represented 19.9% of the air freight carrier business' total revenues.

     BAX Global. BAX Global leases under an ACMI contract 14 of our Boeing 727s for varying terms through March 31, 2003. BAX Global may earlier terminate the contract if, among other reasons, we do not meet certain on-time performance standards or if majority ownership or control of the Company is acquired by a competitor of BAX Global. Of our total revenues in 1998, BAX Global accounted for approximately $71.5 million or 10%. All of this revenue was attributable to air freight carrier services and represented 11.9% of the air freight carrier business' total revenues.

     U.S. Military. We have historically provided air freight carrier services for the U.S. Military.

SCHEDULED FREIGHT SERVICES

     Domestic. We operate a scheduled airport-to-airport air freight service which provides overnight delivery to and from approximately 46 cities in the U.S. Freight received each evening is delivered the next morning, Tuesday through Friday, throughout the year. The majority of overnight deliveries are routed through our 90,000 square foot sorting center located at the Hulman Regional Airport in Terre Haute, Indiana. In July 1999, we expect to relocate our sorting operation from the Hulman Regional Airport to the Fort Wayne-Allen County Airport in Fort Wayne, Indiana. This new 239,000 square foot sorting facility will permit us to handle more than double the sorting capacity of the Terre Haute facility. In addition, the facility is designed to improve productivity by reducing the time to load and unload aircraft and decreasing sorting times. See "Item 2. Properties."

     Our overnight operation caters primarily to freight-forwarders and other cargo airlines that either handle ground transport themselves or contract with others to do so. Our competition includes the United Parcel Service, Emery Air Freight and FedEx, as well as commercial passenger airlines that provide freight service on their scheduled flights.

     Our scheduled freight service currently transports air freight to and from airports located in approximately 22 cities. In addition, we contract with third parties to provide ground transportation between those 22 airports and 24 other airport locations at which we receive and deliver freight at scheduled times.

     International. We also operate a scheduled airport-to-airport freight service between Los Angeles and Honolulu, among the Hawaiian Islands and once a week through Melbourne, Hong Kong and other Pacific Rim locations. American International Cargo ("AIC"), a general partnership, conducts this operation. As part of a recent litigation settlement, we recently became the sole owner of AIC. See "Item 3. Legal Proceedings -- Litigation Concerning American International Cargo."

AIR LOGISTICS SERVICES

     General. We are a leading provider of same-day air logistics services in the U.S. We arrange the delivery of time sensitive freight utilizing aircraft of third party air freight carriers as well as the aircraft of our air freight carrier business. On-demand air freight charters generally are used when the same day or next-day delivery services of commercial airlines or the next-day delivery services of air freight companies or other service providers cannot meet the customer's delivery deadline. Our air logistics services involve coordinating "door-to-door" transportation by arranging for ground pick-up, loading, air transportation, unloading and ground delivery of the freight. We provide air logistics services 24 hours per day, 365 days per year.

     Our air logistics services customers historically include companies that are engaged in industries such as automotive, chemical, computer, mail and bulk package delivery, retail merchandising and oil field service and equipment. Typically, the premium costs incurred in utilizing on-demand charters to achieve expedited same-day delivery are justified by our customers on the basis that greater costs would otherwise be incurred as a result of a work stoppage or having to maintain greater inventory levels.

     Database, Information Software and Tracking Systems. We believe that our database is critical to our air logistics services business arranging on-demand air charters in a timely and reliable manner. We maintain detailed carrier profiles for over 500 air freight carriers that provide on-demand charter service and information concerning ground transportation and aircraft loading companies in North America. We have implemented an Internet system to provide our account managers with real-time updates on available third party on-demand charter aircraft across North America. We believe that this system enables us to meet customer demands more efficiently and quickly.

     We developed our logistics information system in 1990 to automate access to our database and have frequently revised and improved it. This system provides on-screen information regarding air carriers, aircraft type and specifications, fuel suppliers, cargo handlers and surface carriers, along with relevant cost information. In addition, we subscribe to Jeppesen's Flight Planning and Kavouras Meteorological services. The Jeppesen flight planning services integrate airport information such as runway lengths, altitudes, hours of operation and noise abatement procedures with current weather data and other information necessary to provide an automated flight plan. This flight planning service then electronically transmits the automated flight plan to the pilot and the Federal Aviation Administration (the "FAA") contemporaneously.

     Our HawkEye software system allows our account managers to track an aircraft's progress from origin to destination on his or her computer screen and on the control room's main projection board. Aircraft icons show each flight, its direction and information about the flight including the type of aircraft, the flight number, current altitude, ground speed, distance to destination and times of departure and estimated arrival. The data supporting HawkEye is a direct data feed obtained from the FAA's Air Traffic Control computer system. We believe that our computer systems are generally year 2000 compliant. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

MAINTENANCE

     We are one of the few dedicated air freight carriers in the world with extensive maintenance capabilities. We have extensive maintenance facilities in Oscoda and Ypsilanti, Michigan and Dallas, Texas. Maintenance services at these facilities operate 24 hours per day, seven days per week.

     We provide comprehensive airframe repairs and engine overhaul services for our fleet of Boeing 727s, Douglas DC-9s and our fleet of small aircraft. In addition, we provide comprehensive engine overhaul services for our fleet of Douglas DC-8s and light maintenance checks on our fleet of Boeing 747s, Lockheed L-1011s and Douglas DC-8s. We also provide third party engine overhauls for JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s, Douglas DC-9s and other aircraft. We have entered into agreements to outsource a majority of our major maintenance on our fleet of Boeing 747s, Lockheed L-1011s and Douglas DC-8s, other than engine overhauls on JT3 engines.

AIRCRAFT FLEET

     We currently own 108 aircraft and lease seven aircraft, not including our undivided one-third interest in four Falcon 20C jet aircraft. Of these aircraft, we operate 102 aircraft in revenue service, including seven Boeing 747s, six Lockheed L-1011s, 16 Douglas DC-8s, 31 Boeing 727s, 5 Douglas DC-9s, 21 Lear jets and eight Beechcraft BE8Ts. For economic reasons, we currently intend to retire all but six of our Douglas DC-8s prior to January 1, 2000. See
"-- Government Regulation -- Noise Abatement Regulations."

     Additional Boeing 747s. During 1998, we acquired two Boeing 747-200s and had them converted to cargo configuration by Boeing. Boeing redelivered the first aircraft to us in October 1998, and it entered revenue service. Boeing redelivered the other aircraft to us in November 1998, and it entered revenue service.

     In July 1998, our Oscoda, Michigan maintenance facility completed the cargo conversion of a Boeing 747-200 that we acquired in September 1997. The FAA approved the cargo conversion, and the aircraft entered revenue service. During the approval process, the FAA determined that the structure that connects the wings to the body of the aircraft had not been modified in certain respects and decided to limit the maximum payload of the aircraft to 200,000 pounds rather than the anticipated 240,000 pounds. The reduction in payload capacity could reduce the hourly revenue rate for the aircraft by as much as 6% from the anticipated hourly revenue rate. The FAA has also asked us to voluntarily reduce the maximum payload of two other Boeing 747-200s that have a similar issue. These two other Boeing 747s were converted to cargo configuration prior to our acquisition of the Kalitta Companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results -- Integrating the Kalitta Companies." Former management of the Kalitta Companies did not disclose this issue to our management, who did not know of the issue until the FAA raised it. We currently intend to fix each of these Boeing 747s in the second half of 1999 at a cost not expected to exceed $150,000 per aircraft, not including aircraft downtime. Pending modification of these aircraft, we have decided not to voluntarily reduce the maximum payload of the other two Boeing 747s affected by this problem.

     Additional Boeing 727s. Recently, we entered into an agreement to lease nine Boeing 727s for a period of seven years each with an option to renew each lease for an additional two year term. We expect three of these aircraft will enter revenue service in 1999 and the other six aircraft will enter revenue service in 2000. The lessor will pay the cost to modify the aircraft to cargo configuration and to bring the aircraft into compliance with Stage 3 of the Noise Regulations. See "-- Government Regulation -- Noise Abatement Regulations."

RESTRUCTURING OF KITTY HAWK INTERNATIONAL

     Recently we changed the name of American International Airways, Inc. ("AIA") to Kitty Hawk International, Inc. Due to continued losses at Kitty Hawk International, we are in the process of restructuring Kitty Hawk International to focus on its core business of air freight transportation in wide-body aircraft. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Continued Losses at Kitty Hawk International."

     Therefore, we have eliminated our passenger charter division and have parked the two passenger Boeing 747s and two passenger Lockheed L-1011s in that division. We are currently deciding whether to sell the aircraft, convert them to cargo configuration or employ them in other uses. Because all four of these aircraft are collateral under our 9.95% Senior Secured Notes due 2004 (the "Notes"), any sales must be made in compliance with the indenture related to the Notes.

     Further, we have stopped providing third party airframe repair and engine overhaul services, other than on JT3 engines, which are used on Douglas DC-8s, and JT8 engines, which are used on Boeing 727s, Douglas DC-9s and other aircraft. In addition, we have entered into agreements to outsource a majority of our major maintenance on our fleet of Boeing 747s, Lockheed L-1011s and Douglas DC-8s, other than engine overhauls on JT3 engines.

     In connection with these changes, we eliminated approximately 450 jobs at Kitty Hawk International in 1998 and intend to eliminate approximately 1,050 additional jobs at Kitty Hawk International in 1999. In addition, we intend to close surplus portions of our Oscoda, Michigan maintenance facility. Further, we intend to reduce Kitty Hawk International's owned and leased operating fleet from 36 aircraft at December 31, 1998 to 19 aircraft at December 31, 1999, consisting of seven Boeing 747s, six Lockheed L-1011s and six Douglas DC-8s. These aircraft numbers do not include our owned and leased Boeing 727s and Douglas DC-9s operated by Kitty Hawk Aircargo, Inc., our air freight carrier that operates narrow-body aircraft, or the small aircraft owned and operated by Kitty Hawk Charters, Inc., our small aircraft operator.

RESIGNATION OF MR. KALITTA AND SEPARATION AGREEMENT

     On April 17, 1998, Conrad A. Kalitta resigned from his position as our Vice Chairman and from all other officer and employee positions of the Company, including his position as Chief Executive Officer and President of Kitty Hawk International. Mr. Kalitta joined the Company upon the consummation of our November 1997 acquisition (the "Acquisition") of the Kalitta Companies from Mr. Kalitta.

     In connection with his resignation, the Company, Mr. Kalitta and certain other affiliated parties entered into a Separation Agreement dated April 17, 1998, which was subsequently amended on June 5, 1998 (as amended, the "Separation Agreement"). Since that time, the parties to the Separation Agreement entered into an Agreement dated January 21, 1999 that modified certain provisions of the Separation Agreement.

     Under these agreements, the Company, M. Tom Christopher (our Chairman of the Board and Chief Executive Officer) and Mr. Kalitta terminated all voting and other agreements entered into in connection with the Acquisition that ensured Mr. Christopher and Mr. Kalitta certain rights to hold and fill officer and director positions of the Company and its subsidiaries. Pursuant to these agreements, the Company granted Mr. Kalitta certain rights to demand registration ("Demand Registration Rights") of up to 2,900,000 shares of common stock until June 30, 2000. In addition, Mr. Kalitta granted Mr. Christopher the right to vote all shares of common stock owned by Mr. Kalitta until June 30, 2000.

     Pursuant to the terms of the Separation Agreement, Mr. Kalitta amended his employment agreement with Kitty Hawk International to provide that he will not engage in the air cargo charter management or charter brokerage business, or in the business of ad hoc or scheduled carriage of air freight under FAA Part 121 or Part 135 certificates, within the United States, until April 17, 2001, either directly or indirectly, whether as an employee, agent, consultant, broker, partner, principal, owner, stockholder or otherwise (provided that he shall be permitted to purchase up to a 5% interest in any publicly traded company in any such businesses). Until April 17, 2001, Mr. Kalitta agreed:

          (1) not to serve as an employee, officer or director of, consultant to, or independent contractor for, Trans Continental Airlines, Inc. ("TransCon") or TransCon's affiliates. TransCon is an air freight carrier owned by Scott Kalitta, Mr. Kalitta's son;

          (2) to cause his affiliates not to, capitalize, make loans to or otherwise finance TransCon in excess of an aggregate principal amount of $7,500,000 outstanding at any one time; and

          (3) to cause his affiliates not to, lease more than an aggregate of three aircraft of all types to TransCon at any one time.

Under the terms of his amended employment agreement, Mr. Kalitta and any affiliate of Mr. Kalitta may:

          (1) buy, modify, sell and lease aircraft, aircraft engines and aircraft equipment;

          (2) deal in or with STCs, except that neither Mr. Kalitta, nor any affiliate of Mr. Kalitta, may use his or such affiliate's STCs to modify Boeing 727 aircraft from passenger to freighter configuration until April 17, 2001.

Additionally, until April 17, 1999, without our prior written approval, neither Mr. Kalitta nor any of his affiliates shall, directly or indirectly, employ or contract with any individual employed by Kitty Hawk International or any of its affiliates as of April 17, 1998 or at any time within such one year period.

     Mr. Kalitta also has agreed to, among other things, repay certain loans owed to us by his affiliates, purchase certain non-airline related assets, pay future legal fees and costs associated with the litigation of certain claims we have against GATX-Airlog Company (in exchange for the receipt of all recoveries from such litigation) and abide by certain customary standstill provisions for a three year period.

TRAINING AND SAFETY

     We believe that high quality personnel and intensive training programs are key to our success and the maintenance of a good safety record. As a result, we hire experienced flight crews and maintenance personnel and ensure that both receive ongoing training. We maintain our own Douglas DC-8 simulator in Miami, Florida which we use to train our own pilots and hire out for use by other airlines. We also make use of the training facilities of other major airlines.

     We have an ongoing safety program that employs an industry standard database to track safety performance. Open facsimile and phone lines are available for crews to report safety problems which are entered into the database and monitored for any re-occurrence. Direct communication between flight crews and management is available at all times through our dispatch system.

SALES AND MARKETING

     Our marketing focus is on major users of air freight transportation services and other logistics providers. In connection with our emphasis on developing and maintaining long-term relationships with major customers, we employ 31 account managers who are dedicated to major accounts. An account manager is responsible for educating the client about our service capabilities, ensuring quality service and determining how we can best serve the customer. The marketing effort on behalf of the air freight carrier business is primarily focused on selected freight forwarders and integrators and existing customers. We do not engage in mass media advertising. We, however, do promote our business through trade specific publications and trade shows.

EMPLOYEES

     General. At March 1, 1999, we employed approximately 3,500 full-time personnel, of which approximately 280 were involved in sales and administrative functions and approximately 3,220 in maintenance and flight operations (including approximately 915 pilots).

     Collective Bargaining Agreement with Certain Employees. The pilots and flight engineers employed by Kitty Hawk International are members of the International Brotherhood of Teamsters and are employed pursuant to a collective bargaining agreement. We are in the process of renegotiating this collective bargaining agreement with representatives of the Teamsters. These pilots and flight engineers have rejected one proposed new collective bargaining agreement.

     The pilots and flight engineers subject to the collective bargaining agreement are guaranteed pay based upon a minimum of 60 block hours per month. The collective bargaining agreement requires that all flight crew personnel must meet minimum qualifications and includes typical seniority, furlough, grievance, group health insurance, sick leave and vacation provisions. The seniority provisions require that the most senior flight crews have the opportunity to operate larger aircraft or move to new crew positions as aircraft or crew positions become available by reason of flight crew attrition or aircraft acquisitions. As a consequence, the contract obligates us to incur costs to retrain crews as they advance in seniority and progress to new aircraft or crew positions. In addition, we may incur costs to train flight crews to fill positions vacated by more senior flight crews. The collective bargaining agreement provides that so long as it is in effect, the Teamsters will not authorize a strike and we will not lockout union employees.

     While we intend to negotiate with the Teamsters in good faith, we cannot assure you that we will be able to enter into a new collective bargaining agreement. In addition, negotiations could result in work stoppages, a substantial increase in salaries or wages, changes in work rules or other changes adverse to our business. Also, we cannot assure you that our non-union cockpit crews will remain non-union.

ENVIRONMENTAL

     Our operations must comply with numerous environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to clean up such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs.

     We are subject to the regulations of the Environmental Protection Agency and state and local governments regarding air quality and other matters. We lease office space, hangar space, ramp space and unimproved areas at various airport locations throughout the U.S. See "Item 2. Properties." Most of these leases require us to indemnify the lessor for any environmental contamination caused by us. In particular, we lease an underground fuel storage facility from Wayne County, Michigan at Willow Run Airport. If the soil or groundwater in the vicinity of this underground facility is found to be contaminated, we will lose our right to continue to use the facility. Moreover, the lease provides that we will be solely responsible for the costs to remediate any such contamination. If such contamination occurs or is otherwise discovered by governmental authorities during the term of the lease with Wayne County, we may incur significant expense to effect either or both of the required relocation of operations or the required clean-up.

     Currently, we are not aware of any environmental contamination for which we are liable for the cost of removal or cleanup. Until May 2001, Mr. Kalitta has agreed, subject to certain limitations, to indemnify us against any losses arising from any environmental liability at any of the Kalitta Companies' facilities.

     In part because of the highly industrialized nature of many of the locations at which we operate, there can be no assurance that we have discovered all environmental contamination for which we may be responsible.

GOVERNMENT REGULATION

     General. We are subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the Department of Transportation ("DOT") and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency.

     Our international operations are governed by air services agreements between the U.S. and foreign countries where we operate. Under some of these air services agreements, traffic rights in those countries are available to only a limited number of and in some cases only one or two, U.S. air carriers and are subject to approval by the applicable foreign regulators, limiting growth opportunities in such countries.

     Safety, Training and Maintenance Regulations. Virtually every aspect of our air carrier operations are subject to extensive FAA regulation, including the areas of safety, training and maintenance. To ensure compliance with FAA rules and regulations, the FAA routinely inspects air carrier operations and aircraft and proposes civil monetary penalties in the event of non-compliance.

     Periodically, the FAA focuses on particular aspects of air carrier operations. For example, after the Valujet accident, the FAA adopted new procedures concerning oversight of contract maintenance, and after the Fine Air crash, the FAA conducted extensive inspections of procedures for loading cargo aircraft. These types of inspections and regulations often impose additional burdens on air carriers and increase their operating costs. We cannot predict when we will be subject to such inspections or regulations, nor the impact of such inspections or regulations.

     Noise Abatement Regulations. Airline operators must comply with FAA noise control regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations").

Currently, we are in compliance with the Noise Regulations. We own 71 aircraft and lease seven aircraft that are affected by the Noise Regulations, consisting of 11 Boeing 747s (two of which are grounded due to a series of FAA Airworthiness Directives unrelated to the Noise Regulations), eight Lockheed L-1011s, 19 Douglas DC-8s, 35 Boeing 727s and five Douglas DC-9-15Fs (collectively, the "Jet Fleet").

     Each aircraft in the Jet Fleet must comply with Stage 3 of the Noise Regulations by January 1, 2000. Any aircraft not complying with Stage 3 of the Noise Regulations on January 1, 2000 may not be operated in the U.S. until it complies with Stage 3 of such regulations. Of the 78 aircraft in the Jet Fleet, 55 aircraft currently comply with Stage 3 of the Noise Regulations or are currently being modified to comply with Stage 3 of such regulations, including all of our Boeing 747s and Lockheed L-1011s.

     Only six of our 19 Douglas DC-8s comply with Stage 3 of the Noise Regulations. Because we cannot currently justify the cost to bring the 13 remaining Douglas DC-8s into compliance with Stage 3 of the Noise Regulations, we do not intend to modify these 13 Douglas DC-8s to meet Stage 3 of the Noise Regulations. We currently intend to dispose of these 13 Douglas DC-8s. Because these Douglas DC-8s are collateral under one of our debt agreements, any sale of these aircraft must be made in compliance with the debt agreement, which may include repaying a portion of the loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In addition, eight of our Boeing 727s do not comply with Stage 3 of the Noise Regulations, not including two Boeing 727s currently being modified to comply with Stage 3 of such regulations and one Boeing 727 currently parked. Other than the parked Boeing 727, we currently anticipate modifying our remaining Boeing 727s to comply with Stage 3 of the Noise Regulations by January 1, 2000. We anticipate the aggregate cost of these modifications to be approximately $14.4 million, not including aircraft downtime. In addition, one of our Douglas DC-9-15Fs does not comply with Stage 3 of the Noise Regulations. We currently intend to modify this Douglas DC-9-15F to comply with Stage 3 of the Noise Regulations by January 1, 2000 at a cost of $1.5 million, not including aircraft downtime.

     Some airport operators have adopted local regulations which, among other things, impose curfews and other noise limiting requirements and other airport operators may do so in the future. Finally, our international operations are affected by noise regulations in foreign countries that may be stricter than those in effect in the U.S.

     Cargo Door and Floor Modifications Regulations. We currently operate 31 Boeing 727s which were converted from passenger configuration to freighter configuration by installing a large cargo door and various cargo container handling systems. The FAA issued authorizations, called Supplemental Type Certificates ("STCs"), to four companies to convert Boeing 727s from passenger configuration to freighter configuration. All of these 31 Boeing 727s were converted to freighter configuration pursuant to three of the four STCs.

     The FAA has reevaluated these STCs and has determined that they do not meet FAA standards in several respects. The FAA has issued an Airworthiness Directive (a "Directive") to address the first of its concerns -- the structural strength of the aircraft floor. Other areas of concern relate to the strength of various cargo-handling systems and are expected to be addressed later.

     Pursuant to the Directive, each operator of Boeing 727 freighter aircraft modified pursuant to any of the four STCs must limit the weight of each cargo container position and adopt other operating restrictions, until the operator can demonstrate that the floor strength meets the FAA's standards. Under the Directive, until we can demonstrate that the floor strength meets the FAA's standards, we must limit the weight of each cargo container position to approximately 4,000 pounds and after June 2001, we must limit the weight of each cargo container position to approximately 3,000 pounds. Currently, the maximum weight of each cargo container position is approximately 8,000 pounds. Most of our Boeing 727s have 12 cargo container positions.

     To address this problem, during the first half of 1998, we purchased one of these four STCs. Of the 31 Boeing 727s we currently operate, five were converted to cargo configuration pursuant to this STC. As the owner of this STC, we were able to receive authority from the FAA to modify these five Boeing 727s to raise the permissible weight of each cargo container position to approximately 6,000 pounds. We expect these modifications to take three to four days to complete and to cost between $25,000 to $50,000 per aircraft, not including aircraft downtime. We expect to perform all of these modifications at our maintenance facilities.

     We have also applied to the FAA for authority to modify our remaining Boeing 727s to raise the permissible weight per cargo container position to approximately 6,000 pounds. We do not expect this Directive to have a material adverse effect on our business.

     The FAA is now reviewing the structural integrity of other types of cargo aircraft, including Douglas DC-8s and DC-9s. We are currently working with the FAA and other industry groups to analyze these issues and propose solutions, if any. We do not expect this matter to have a material adverse effect on our business.

     Aging Aircraft Regulations; Potential Compliance Costs. All of our aircraft are subject to FAA Directives issued at any time under the FAA's "Aging Aircraft" program or issued on an ad hoc basis. These Directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue.

     For example, the FAA has issued a Directive requiring certain modifications to the engine pylons on all Boeing 747-100s and -200s by March 2000. Three of our Boeing 747s must be modified pursuant to this Directive at an anticipated cost of between $1 million and $1.5 million per aircraft, not including downtime of approximately 45 days per aircraft. We currently intend to modify two of these Boeing 747s in 1999 and the remaining Boeing 747 in 2000. We expect to modify one Boeing 747 during regularly scheduled maintenance to minimize the impact of its downtime and will seek to have the other two aircraft modified during scheduled maintenance to the extent practicable.

     Hazardous Materials Regulations. The FAA exercises regulatory jurisdiction over transporting hazardous materials. From time to time, we transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability, as well as, substantial monetary penalties. The FAA has recently increased its monitoring of shipments of hazardous materials.

     Contraband Risks. Although required to do so, customers may fail to inform us about cargo that must be processed by applicable customs authorities. If we fail to properly process cargo through customs, our aircraft could be seized and/or we may suffer substantial monetary penalties.

     In addition, some of our aircraft fly to and from countries, such as Colombia, where substantial quantities of illegal drugs are manufactured. In the past, without our prior knowledge, individuals have tried to smuggle illegal drugs into the U.S. on our aircraft. If we fail to discover any illegal drugs or other illegal cargo on our aircraft, the aircraft could be seized and/or we may suffer substantial monetary penalties.

     Foreign Operations Regulated. Some of our operations are conducted between the U.S. and foreign countries, as well as between two or more points located outside the U.S. As with the certificates and licenses obtained from U.S. authorities, we must comply with all applicable rules and regulations imposed by foreign aeronautical authorities or risk having our foreign operating certificates or licenses revoked, suspended, amended or modified.

     Stock Ownership by Non-U.S. Citizens. Under current federal aviation law, our air freight carriers could cease to be eligible to operate as air freight carriers if more than 25% of our voting stock were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air freight carrier certificate, the president and two-thirds of the directors and officers must be U.S. citizens. All of our directors and officers are U.S. citizens. Furthermore, the Certificate of Incorporation limits the aggregate voting power of non-

U.S. persons to 22 1/2% of the votes voting on or consenting to any matter, and our Bylaws do not permit non-U.S. citizens to serve as directors or officers.

INSURANCE

     We are vulnerable to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. We are required by the DOT to carry liability insurance on each of our aircraft and many of our aircraft leases and contracts also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft liability insurance for each aircraft in the revenue fleet in amounts consistent with industry standards. All-risk aircraft hull insurance is maintained for all aircraft in the revenue fleet other than some small aircraft. We maintain baggage and cargo liability insurance if not provided by our customers under contracts. Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our business. We attempt to monitor the amount of liability insurance maintained by the third party carriers utilized in our air logistics business through, among other things, the obtaining of certificates of insurance.

ITEM 2. PROPERTIES

     General. Our facilities consist of office space, hangars, maintenance facilities and warehouse and storage space. Some of our hangar facilities are constructed on property ground leased from airport owners. Accordingly, the hangar improvements revert to the owner when the ground lease expires. We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. These agreements generally relate to our use of general airport facilities, but may also include leases or licenses to use hangar and maintenance space. In addition, we own a number of aircraft. See "Item 1. Business -- Aircraft Fleet."

     The following is a summary of our major facilities:

                                                                              OWNED/
LOCATION                               USE OF SPACE                           LEASED
--------                               ------------                           ------
Dallas/Fort Worth International        Company headquarters                   Owned(1)
  Airport

Dallas/Fort Worth International        Offices and warehouse                  Leased
  Airport

Willow Run Airport, Ypsilanti, MI      Office, hangar, maintenance, fuel
                                         farm and storage                     Leased

N. I-94 Service Drive, Ypsilanti, MI   Office, storage and maintenance        Owned
Oscoda, MI                             Office, hangar, maintenance,
                                         housing, fuel farm and storage       Leased

Hulman Regional Airport,               Office, hangar and sorting space
  Terre Haute, IN                                                             Leased

Los Angeles International Airport      Office, hangar and ramp                Leased

Honolulu International Airport(2)      Office and warehouse                   Leased

Miami International Airport            Office, hangar, ramp and maintenance   Leased

---------------

(1) We own the building and improvements and lease the land from the Dallas/Fort Worth International Airport.

(2) We have constructed a warehouse at the Honolulu International Airport which we lease to AIC.

     New Sorting Facility. We currently lease our 90,000 square foot sorting space at the Hulman Regional Airport in Terre Haute, Indiana. Because of the lack of available expansion space and the limited airport facilities in Terre Haute, we plan to move this sorting center to Fort Wayne, Indiana in July 1999. We have entered into a 20 year lease with the Fort Wayne-Allen County Airport Authority for a 239,000 square foot sorting facility. This new sorting facility will more than double the current sorting capacity of our scheduled freight business, to approximately 2 million pounds per day. A separate area of the facility will be dedicated to serving the U.S. Postal Service. We also lease ramp space, a 30,000 square foot maintenance building for aircraft and ground support equipment maintenance and a 15,000 square foot facility for crew quarters and flight operations. In addition, we have access to a 12,000 foot lighted runway equipped for full instrument approach.

     Oscoda Base. We sublease our maintenance facility at the former Wurtsmith Air Force Base in Oscoda, Michigan from the Oscoda-Wurtsmith Airport Authority pursuant to a prime lease from the U.S. Government. These subleases vary in duration from month-to-month to long-term and are subject to earlier termination upon termination of the prime lease between the U.S. Government and the Wurtsmith Authority. Under the subleases, we have access to an 11,800 foot lighted runway equipped for full instrument approach, as well as office, hangar, maintenance and storage space. Until 2011, the Oscoda facility is part of a "renaissance" zone which means that we do not pay real or personal property taxes on our facilities and equipment in Oscoda. In connection with the restructuring of Kitty Hawk International, we are closing surplus portions of our Oscoda facility.

ITEM 3. LEGAL PROCEEDINGS

     Litigation Concerning American International Cargo. As a result of our acquisition of AIA (now Kitty Hawk International), we acquired a 60% interest in AIC. Pacific Aviation Logistics, Inc. ("PAL") owned the remaining 40% interest in AIC and was the managing partner of AIC. Beti Ward, who owns PAL, was the general manager of AIC. AIC operates a scheduled air freight service between Los Angeles, Honolulu and various destinations in the Pacific. AIC does not own any aircraft and currently leases all of its aircraft and facilities from us.

     In August 1998, we called a partnership meeting to designate AIA as the managing partner of AIC and to replace Ms. Ward as general manager. In response, Ms. Ward and PAL filed suit to prevent these actions and requested the court to dissolve AIC. While these issues were being addressed in court, we reached a settlement with Ms. Ward and PAL. The terms of the settlement are:

          (1) AIC will pay PAL a $5.4 million cash distribution from PAL's capital account in AIC.

          (2) We will give Ms. Ward and PAL a promissory note for an additional $2.35 million, payable in three annual installments of $700,000 each and one final payment of $250,000. This promissory note bears interest at a rate of 9.98%, and interest is payable semi-annually.

          (3) Ms. Ward and PAL will transfer to us all of their interest in AIC and its business.

          (4) Ms. Ward and PAL will broadly covenant not to compete in the Los Angeles and Honolulu air freight markets for a period of three and one-half years.

          (5) Ms. Ward and PAL will return approximately $180,000 worth of AIC's property.

          (6) All the parties will exchange mutual releases, but we will retain the right to pursue audit actions and seek other limited recoveries against Ms. Ward and PAL.

     As a result of the settlement, we now have full ownership and control of AIC and its business is being conducted without interruption. Currently, we anticipate dissolving AIC and combining its operations with our domestic scheduled freight services business.

     Routine Litigation. We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are:

NAME                                                        OFFICES
----                                                        -------
M. Tom Christopher....................  Chairman of the Board of Directors and Chief
                                          Executive Officer
James R. Craig........................  Vice President and General Counsel
Tilmon J. Reeves......................  President and Chief Operating Officer
Richard R. Wadsworth..................  Senior Vice President -- Finance, Chief Financial
                                          Officer and Secretary

     M. Tom Christopher has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception in 1985 and serves in the class of directors whose terms expire at the 2000 Annual Meeting of Stockholders. He has over 20 years of experience in the air freight industry.

     James R. Craig has served as our Vice President and General Counsel since April 1, 1998. From October 1994 to November 1997, Mr. Craig served on our Board of Directors. Prior to April 1998, Mr. Craig was of counsel to Burke, Wright & Keiffer, P.C. Prior to his affiliation with Burke, Wright & Keiffer, P.C., Mr. Craig was in private law practice in Dallas since 1971 and in 1989 served as President of Whitehall Development Company, a real estate development firm, of which he is now a director.

     Tilmon J. Reeves has served as our President since May 1993 and as our Chief Operating Officer from May 1993 to November 1997 and from April 1998 until the present. Mr. Reeves has over 30 years of aviation experience. Mr. Reeves became a director in October 1994 and serves in the class of directors whose terms expire at the 1999 Annual Meeting of Stockholders.

     Richard R. Wadsworth has served as our Senior Vice President -- Finance since October 1992, Chief Financial Officer since September 1994 and Secretary since October 1994. Mr. Wadsworth served on our Board of Directors from October 1994 to November 1997 and from April 1998 to the present. Mr. Wadsworth serves in the class of directors whose terms expire at the 2001 Annual Meeting of Stockholders.

MODIFICATION OF REEVES EMPLOYMENT AGREEMENT AND GRANT OF OPTIONS

     In April 1998, we entered into a Modified and Restated Employment Agreement (the "Employment Agreement") with Mr. Reeves. The Employment Agreement modifies and supercedes Mr. Reeves' prior employment agreement in its entirety. The terms of the Employment Agreement are substantially similar to those of Mr. Reeves' prior employment agreement, except for the following:

          (1) Mr. Reeves' annual base salary was increased from $115,000 to $400,000.

          (2) in the event we terminate Mr. Reeves' employment other than as a result of Mr. Reeves' material breach of the Employment Agreement, Mr. Reeves' guaranteed post-termination compensation was increased from one year at 100% of his then-current salary and two additional years at 50% of his then-current salary to five years at 100% of his then-current salary, payable at the time he would have received it absent termination; and

          (3) Mr. Reeves was granted a non-qualified stock option (the "Old Option") to acquire 400,000 shares of common stock at an exercise price of $16.75 per share. The option vested as to

     100,000 shares on each of April 27, 1999, 2000, 2001 and 2002. However, in general, in the event of our dissolution or liquidation, our reorganization, merger or consolidation where we were not the surviving entity, or our sale of substantially all of our property, the option became immediately exercisable in full. In addition, upon our termination of Mr. Reeves' employment without cause or upon Mr. Reeves' death or disability, the option became immediately exercisable in full. The option terminated on the earlier of December 31, 2005 or the 12 month anniversary of Mr. Reeves' death. In addition, if we terminated Mr. Reeves' employment for cause or if Mr. Reeves voluntarily terminated his employment before reaching age 65, other than for disability, the option terminated immediately. Further, we could have immediately terminated the option if during or after Mr. Reeves' employment, Mr. Reeves directly or indirectly engaged in competition with us or disclosed any of our proprietary and confidential business information in breach or violation of any agreement. The option generally provided for customary anti-dilution protection for Mr. Reeves and granted Mr. Reeves rights to register shares he received under the option at the same time and in the same proportion as Mr. Christopher registered shares of common stock. Neither Messrs. Christopher or Reeves have contractual rights to cause us to register shares of common stock.

     In February 1999, we replaced the Old Option with a non-qualified stock option (the "New Option") to acquire 400,000 shares of common stock at an exercise price of $16.75 per share. The New Option was granted under the Kitty Hawk, Inc. 1999 Executive Stock Option Plan (the "Option Plan") and is subject to stockholder approval of the Option Plan at the 1999 Annual Meeting of Stockholders. In connection with the grant of the New Option, Mr. Christopher irrevocably agreed to vote all shares of common stock he is entitled to vote in favor of approving the Option Plan at the 1999 Annual Meeting of Stockholders. Mr. Christopher currently has the right to vote approximately 58.2% of the common stock, which is greater than the majority approval required to approve the Option Plan. The terms of the New Option are substantially the same as the terms of the Old Option, except that the New Option vests as to 200,000 shares on February 24, 1999 and an additional 100,000 shares on each of February 24, 2000 and 2001 and fully vests immediately upon a change of control of the Company. In addition, the term of the New Option was extended from December 31, 2005 to February 24, 2009.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market System under the symbol "KTTY". The following table sets forth the range of high and low closing sale prices of the common stock for the periods shown below.

                                                                 PRICE RANGE
                                                               ---------------
QUARTER ENDED                                                   HIGH     LOW
-------------                                                  ------   ------
March 31, 1997..............................................   $12.63   $10.00
June 30, 1997...............................................    17.13    11.88
September 30, 1997..........................................    20.25    15.13
December 31, 1997...........................................    22.75    17.00
March 31, 1998..............................................    24.25    18.00
June 30, 1998...............................................    21.00    15.00
September 30, 1998..........................................    19.00    11.50
December 31, 1998...........................................   $14.50   $10.00

     At March 24, 1999, we had approximately 69 record holders of our common stock. Based upon our last determination of the number of beneficial owners of common stock, we had approximately 3,500 beneficial owners.

     We have never declared or paid any cash dividends on the common stock. We presently intend to retain earnings, if any, for development and growth of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Our debt agreements contain significant limitations on our ability to pay dividends. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations, and there can be no assurance that dividends will be paid. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31.

     The following table sets forth selected financial and operating data with respect to the Company for each of the fiscal years indicated and for the four months ended December 31, 1995 and 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The selected statement of operations data for the fiscal year ended August 31, 1996, for the four months ended December 31, 1996 and for each of the fiscal years ended December 31, 1997 and 1998 and the selected balance sheet data as of December 31, 1997 and 1998 have been derived from audited consolidated financial statements of the Company appearing elsewhere in this Form 10-K. The selected balance sheet data as of August 31, 1994, 1995 and 1996 and December 31, 1996 have been derived from audited consolidated financial statements of the Company not appearing in this Form 10-K. The selected statement of operations data for the fiscal years ended August 31, 1994 and 1995 has been derived from audited consolidated financial statements of the Company not appearing in this Form 10-K. Operating results for the four months ended December 31, 1995 and 1996 are not necessarily indicative of results that may be expected for a calendar year. In the opinion of management of the Company, the selected statement of operations data for the four months ended December 31, 1995, which are derived from the Company's unaudited consolidated financial statements appearing elsewhere in this Form 10-K, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for such periods. In November 1997, the Company acquired the Kalitta Companies. Accordingly, the results of operations of the Kalitta Companies are included in the financial and operating data from their date of acquisition.

     Also included in the following table are the Companies' unaudited pro forma consolidated statement of operations data for the fiscal year ended December 31, 1997, giving effect to (i) the November 1997 acquisition of the Kalitta Companies, (ii) the issuance of the Notes, (iii) the incurrence of a $45.9 million term loan and (iv) the September 1997 acquisition of 16 Boeing 727s from the Kalitta Companies, each as if they occurred on January 1, 1997. This information is presented for illustrative purposes only and does not purport to present the Company's results of operations had these transactions occurred on the date indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future. No pro forma adjustments have been applied to reflect (i) revenues or operating costs generated from two Boeing 747s purchased in February 1998 and modified with approximately $56 million of the net proceeds from the sale of the Notes and other internally generated funds or (ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) resulting from the acquisition of the Kalitta Companies. In addition, pro forma results have not been adjusted to eliminate (i) abnormally high engine maintenance expenses previously incurred in response to certain Directives, (ii) costs previously incurred to add and maintain flight crews in anticipation of increased air freight carrier business which had not yet materialized in part due to delays in acquiring aircraft and (iii) start-up costs previously incurred to establish the Company's wide-body passenger charter business, which was recently terminated.

                                                                         FOUR MONTHS          YEAR ENDED DECEMBER 31,
                                                                            ENDED         -------------------------------
                                     FISCAL YEAR ENDED AUGUST 31,       DECEMBER 31,                   1997
                                    ------------------------------    -----------------                 PRO
                                      1994       1995       1996       1995      1996       1997       FORMA       1998
                                    --------   --------   --------    -------   -------   --------   ---------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Air freight carrier revenues......  $36,563    $47,106    $72,605     $37,437   $43,867   $177,159   $531,551    $602,918
Air logistics revenues............   71,137     56,604     69,810      32,291    16,119     70,539     70,539      80,757
Maintenance and other.............       --         --         --          --        --      2,145     29,231      31,262
                                    -------    -------    -------     -------   -------   --------   --------    --------
Total revenues....................  107,700    103,710    142,415      69,728    59,986    249,843    631,321     714,937
Total costs of revenues...........   92,951     85,532    119,489      57,682    47,580    195,691    548,217     598,797
                                    -------    -------    -------     -------   -------   --------   --------    --------
Gross profit......................   14,749     18,178     22,926      12,046    12,406     54,152     83,104     116,140
General and administrative
  expenses........................    6,013      7,832      9,080       2,862     2,725     15,106     38,160      43,037
Non-qualified profit sharing
  expense.........................      732      1,001      1,170         889       962      2,429      2,429       2,797
Stock option grants to
  executives......................       --         --      4,231(1)       --        --         --         --          --
                                    -------    -------    -------     -------   -------   --------   --------    --------
Operating income..................    8,004      9,345      8,445       8,295     8,719     36,617     42,515      70,306
Interest expense..................     (343)    (1,185)    (1,859)       (482)     (684)    (6,924)   (40,084)    (40,004)
Contract settlement income,
  net(2)..........................    1,178         --         --          --        --         --         --          --
Other income (expense)............     (432)      (601)       291          38       625      1,110       (355)        674
                                    -------    -------    -------     -------   -------   --------   --------    --------
Income (loss) before minority
  interest and income taxes.......    8,407      7,559      6,877       7,851     8,660     30,803      2,076      30,976
Minority interest.................       --         --         --          --        --       (497)    (3,036)     (3,006)
                                    -------    -------    -------     -------   -------   --------   --------    --------
Income (loss) before income
  taxes...........................    8,407      7,559      6,877       7,851     8,660     30,306       (960)     27,970
Income taxes......................    3,146      3,143      2,768       3,097     3,367     12,416         --      11,328
                                    -------    -------    -------     -------   -------   --------   --------    --------
Net income (loss).................  $ 5,261    $ 4,416    $ 4,109(1)  $ 4,754   $ 5,293   $ 17,890   $   (960)   $ 16,642
                                    =======    =======    =======     =======   =======   ========   ========    ========
Basic and diluted earnings (loss)
  per share.......................  $  0.66    $  0.55    $  0.52(1)  $  0.60   $  0.55   $   1.60   $  (0.06)   $   0.99
                                    =======    =======    =======     =======   =======   ========   ========    ========
Weighted average common shares
  outstanding.....................    7,968      7,968      7,928       7,968     9,610     11,194     16,751      16,855
OTHER FINANCIAL DATA:
Capital expenditures..............  $13,876    $17,929    $33,538     $   175   $13,796   $115,014   $ 24,356    $217,179
Adjusted EBITDA(3)................  $ 9,507    $12,839    $19,840     $10,014   $12,546   $ 53,278   $ 88,314    $126,462
Ratio of adjusted EBITDA to total
  interest expense................     27.7x      10.8x      10.7x       20.8x     18.3x       7.7x       2.2x       3.16x
Ratio of earnings to fixed
  charges(4)......................     20.6x       6.9x       4.4x       15.9x     12.9x       4.4x       1.1x        1.6x
OPERATING DATA:
Air freight carrier
  Aircraft owned (at end of
    period).......................       15         22         25          22        25        124        124         117
  Flight hours(5).................   11,795     15,183     20,237       6,320     7,670     46,198    127,548     134,577
Air freight charter logistics
  Number of on-demand charters
    managed(6)....................   16,713     14,198     19,578       9,356     4,185     15,402     15,402      17,743

                                                                 AUGUST 31,                     DECEMBER 31,
                                                         ---------------------------   ------------------------------
                                                          1994      1995      1996       1996       1997       1998
                                                         -------   -------   -------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)..............................  $ 4,223   $ 1,747   $(6,962)  $ 33,519   $117,930   $ 44,958
Total assets...........................................   37,911    47,954    79,827    123,028    836,746    982,585
Total debt.............................................    9,145    16,981    36,912     24,768    404,643    489,751
Stockholders' equity...................................  $12,550   $16,966   $23,639   $ 58,292   $174,873   $194,197

---------------

(1) Results for the fiscal year ended August 31, 1996 lack comparability to other periods because such periods include nonrecurring grants to two executive officers of stock options that resulted in a charge to earnings of approximately $4,231. Had these grants of stock options not occurred, net income for the fiscal year ended August 31, 1996 would have been approximately $6,648 and net income per share would have been $0.84.

(2) Reflects sums received in settlement of litigation.

(3) Adjusted EBITDA represents net income before minority interest, income tax expense, interest expense, depreciation, amortization and certain items described below. Adjusted EBITDA excludes approximately $4,231 from stock options granted to executives in 1996 and approximately $1,178 in contract settlements in fiscal 1994, respectively. Adjusted EBITDA is presented because it is a financial indicator of the Company's ability to incur and service debt. However, adjusted EBITDA is not calculated under generally accepted accounting principles (GAAP), is not necessarily comparable to similarly titled measures of other companies and should not be considered in isolation, as a substitute for operating income, net income or cash flow data prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity.

(4) In calculating the ratio of earnings to fixed charges, earnings consist of income before minority interest and income tax expense and fixed charges (less capitalized interest). Fixed charges consist of capitalized interest, interest expense, amortization of debt expense and one-third of rental payments on operating leases (such factor having been deemed by the Company to represent the interest portion of such payments).

(5) As reported by the Company to the Federal Aviation Administration. Flight hours reported are less than block hours, which also include the time an aircraft is operating under its own power whether or not airborne. The Company generally bills its customers on a block hour basis.

(6) Includes on-demand charters flown by the Company's aircraft.

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

     Revenues. The Company's revenues are derived from four related businesses
(i) an air freight carrier, (ii) a scheduled freight service provider, (iii) an air logistics service provider and (iv) a maintenance operation. Air freight carrier revenues are derived substantially from ACMI contract charters, on-demand charters flown with the Company's aircraft and the Company's passenger charter service. Scheduled freight services revenues are generated through an overnight airport-to-airport air freight service to approximately 46 U.S. cities and an international service between Los Angeles and Honolulu, among the Hawaiian islands and once a week through Melbourne, Hong Kong and other Pacific Rim locations. Revenue for the scheduled freight service is included in the air freight carrier. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers. With respect to on-demand charters that are arranged by the Company and flown with its own aircraft, charges to the customer for air transportation are accounted for as air freight carrier revenues and charges for ground handling and transportation are accounted for as air logistics revenues. Maintenance revenue is generated from third party maintenance work performed on engines and airframes.

     The Company recently eliminated its passenger charter division and parked the four passenger planes in that division. In addition, the Company has stopped providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s. See "Item 1. Business -- Restructuring of Kitty Hawk International."

     The principal factors that have contributed to revenue growth over the past several years have been increases in the size of the Company's fleet from 10 aircraft at December 31, 1993 to 117 aircraft at December 31, 1998, the general U.S. economic expansion since 1992 and increased global demand for time sensitive air freight services.

     Costs of Revenues. The principal components of the costs of revenues attributable to the air freight carrier business consist of the costs for maintenance and operation of aircraft, including the salaries of pilots and maintenance personnel, charges for fuel, insurance and maintenance and depreciation of engines and airframes. Generally, charges for fuel are only applicable for the on-demand charters flown by the air freight carrier and operations of the Company's scheduled freight services because fuel for the ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis. The principal components of the costs of revenues attributable to air logistics consist of sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. With respect to on-demand charters that are flown on the Company's aircraft, all related air transportation expenses are allocated to the air freight carrier business and all related cargo ground handling and transportation are allocated to the air logistics business. The principal components of the costs of revenues attributable to maintenance consist of costs related to the provision of third party maintenance services.

     Under the Company's Amended and Restated Annual Incentive Compensation Plan, the Company awards semiannual cash bonuses to its employees. The aggregate amount of bonuses for the fiscal year ended August 31, 1996, the fiscal years ended December 31, 1997 and 1998 and the four months ended December 31, 1996 have equaled 9.5%, 7.3%, 10% and 10%, respectively, of the Company's income before the deduction of income taxes, stock option grants to executives and the bonuses that were expensed under this plan.

     The Company's gross margins have been substantially higher in its air freight carrier business (which uses Company aircraft) than in its air logistics business (which principally uses third party aircraft). In addition, the air freight carrier business historically has provided a more predictable revenue base. Accordingly, the Company allocates its aircraft to ACMI contracts prior to allocating them to on-demand service.

     Significant Events Affecting Comparability of Results of Operations. Since September 1, 1995, several events have affected the comparability of results of operations for the fiscal years ended August 31, 1996 and December 31, 1997. In fiscal year 1996, the Company granted Messrs. Reeves and Wadsworth options to purchase 390,707 and 153,567 shares of common stock, respectively, for an exercise price of $0.01 per share that resulted in a charge to earnings of approximately $4,231,000. In 1997, the Company acquired the Kalitta Companies and included their results of operations for the period November 19, 1997 to December 31, 1997 in the Company's results of operations, which increased revenues by approximately $58.9 million, costs of revenues by approximately $49.4 million and income before interest, minority interest and income taxes by approximately $6.5 million.

     Dependence of Significant Customers. The U.S. Postal Service accounted for revenues of $21.3 million, $44.9 million, $120 million and $26.2 million, or 14.9%, 17.9%, 16.8% and 43.7% of total revenues, for the fiscal year ended August 31, 1996, the years ended December 31, 1997 and 1998 and the four months ended December 31, 1996. BAX Global accounted for revenues of $15.6 million, $44.7 million, $71.5 million and $7.1 million, or 10.9%, 17.9%, 10% and 11.9% of total revenues, for the fiscal year ended August 31, 1996, the years ended December 31, 1997 and 1998 and the four months ended December 31, 1996. Revenues from these two customers are generated by the air freight carrier.

     Change in Fiscal Year. On December 4, 1996, the Company changed its fiscal year end from August 31 to December 31.

RESULTS OF OPERATIONS

     The following tables set forth, on a comparative basis for the periods indicated, the components of the Company's gross profit and the gross profit margin by revenue type:

                                               FISCAL YEAR       FOUR MONTHS ENDED DECEMBER 31,
                                            ENDED AUGUST 31,    ---------------------------------
                                                  1996               1995              1996
                                            -----------------   ---------------   ---------------
                                                               (IN THOUSANDS)
AIR FREIGHT CARRIER:
Revenues..................................  $72,605    100.0%   $37,437   100.0%  $43,867   100.0%
Costs of revenues.........................   54,648     75.3     27,385    73.1    32,714    74.6
                                            -------    -----    -------   -----   -------   -----
Gross profit..............................  $17,957     24.7%   $10,052   26.9%   $11,153    25.4%
                                            =======    =====    =======   =====   =======   =====
AIR LOGISTICS:
Revenues..................................  $69,810    100.0%   $32,291   100.0%  $16,119   100.0%
Costs of revenues.........................   64,841     92.9     30,297    93.8    14,866    92.2
                                            -------    -----    -------   -----   -------   -----
Gross profit..............................  $ 4,969      7.1%   $ 1,994     6.2%  $ 1,253     7.8%
                                            =======    =====    =======   =====   =======   =====

                                                YEAR ENDED DECEMBER 31,
                        ------------------------------------------------------------------------
                             1996               1997          1997 PRO FORMA          1998
                        ---------------   ----------------   ----------------   ----------------
                                                     (IN THOUSANDS)
AIR FREIGHT CARRIER:
Revenues..............  $78,793   100.0%  $177,159   100.0%  $531,551   100.0%  $602,918   100.0%
Costs of revenues.....   60,378    76.6    127,957    72.2    460,048    86.5    501,825    83.2
                        -------   -----   --------   -----   --------   -----   --------   -----
Gross profit..........  $18,415    23.4%  $ 49,202    27.8%  $ 71,503    13.5%  $101,093    16.8%
                        =======   =====   ========   =====   ========   =====   ========   =====
AIR LOGISTICS:
Revenues..............  $53,879   100.0%  $ 70,539   100.0%  $ 70,539   100.0%  $ 80,757   100.0%
Costs of revenues.....   49,008    91.0     65,921    93.5     65,921    93.5     73,862    91.5
                        -------   -----   --------   -----   --------   -----   --------   -----
Gross profit..........  $ 4,871     9.0%  $  4,618     6.5%  $  4,618     6.5%  $  6,895     8.5%
                        =======   =====   ========   =====   ========   =====   ========   =====
MAINTENANCE AND OTHER:
Revenues..............       --      --   $  2,145   100.0%  $ 29,231   100.0%  $ 31,262   100.0%
Costs of revenues.....       --      --      1,813    85.5     22,248    76.1     23,110    73.9
                        -------   -----   --------   -----   --------   -----   --------   -----
Gross profit..........       --      --   $    332    15.5%  $  6,983    23.9%  $  8,152    26.1%
                        =======   =====   ========   =====   ========   =====   ========   =====

     The following table presents, for the periods indicated, consolidated income statement data expressed as a percentage of total revenues:

                                                            FOUR MONTHS         YEAR ENDED DECEMBER 31,
                                             FISCAL YEAR       ENDED       ---------------------------------
                                                ENDED      DECEMBER 31,
                                             AUGUST 31,    -------------                     1997
                                                1996       1995    1996    1996    1997    PRO FORMA   1998
                                             -----------   -----   -----   -----   -----   ---------   -----
REVENUES:
Air freight carrier........................      51.0%      53.7%   73.1%   59.4%   70.9%     84.2%     84.3%
Air logistics..............................      49.0       46.3    26.9    40.6    28.2      11.2      11.3
Maintenance and other......................        --         --      --      --     0.9       4.6       4.4
                                                -----      -----   -----   -----   -----     -----     -----
Total revenues.............................     100.0      100.0   100.0   100.0   100.0     100.0     100.0
Total costs of revenues....................      83.9       82.7    79.3    82.4    78.3      86.8      83.8
                                                -----      -----   -----   -----   -----     -----     -----
Gross profit...............................      16.1       17.3    20.7    17.6    21.7      13.2      16.2
General and administrative expenses........       6.4        4.1     4.5     6.8     6.0       6.1       6.0
Non-qualified profit sharing expense.......       0.8        1.3     1.6     0.9     0.9       0.4       0.4
Stock option grants to executives..........       3.0         --      --     3.2      --        --        --
                                                -----      -----   -----   -----   -----     -----     -----
Operating income...........................       5.9       11.9    14.6     6.7    14.8       6.7       9.8
Interest expense...........................      (1.3)      (0.7)   (1.2)   (1.6)   (2.8)     (6.3)     (5.6)
Other income (expense).....................       0.2        0.1     1.0     0.7     0.4      (0.1)      0.1
                                                -----      -----   -----   -----   -----     -----     -----
Income before minority interest and income
  taxes....................................       4.8       11.3    14.4     5.8    12.4       0.3       4.3
Minority interest..........................        --         --      --      --    (0.2)     (0.5)     (0.4)
                                                -----      -----   -----   -----   -----     -----     -----
Income (loss) before income taxes..........       4.8       11.3    14.4     5.8    12.2      (0.2)      3.9
Income taxes...............................       1.9        4.4     5.6     2.3     5.0        --       1.6
                                                -----      -----   -----   -----   -----     -----     -----
Net income (loss)..........................       2.9%       6.9%    8.8%    3.5%    7.2%     (0.2)%     2.3%
                                                =====      =====   =====   =====   =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PRO FORMA YEAR ENDED DECEMBER 31, 1997

     Due to the impact the acquisition of the Kalitta Companies and related transactions have had on the financial position and results of operations of the Company, management has determined that the historical results of operations for the year ended December 31, 1997 lack meaningful comparability to the results of operations for the year ended December 31, 1998. As a result, the Company has provided a comparison of the pro forma year ended December 31, 1997 to the year ended December 31, 1998, which the Company believes provides the most relevant and useful information to investors. Other than the information provided above, no further comparison of the historical results of operations for the year ended December 31, 1997 to the year ended December 31, 1998 is provided herein.

     Revenues -- Air Freight Carrier. Air freight carrier revenues for 1998 increased to $602.9 million, or 13.4%, from $531.6 million for pro forma 1997. Air freight carrier on-demand, ACMI contract charter, and scheduled freight revenues were $75.5 million, $358.8 million and $166.5 million, or 12.5%, 59.5% and 27.6%, respectively, of total air freight carrier revenues for 1998, as compared to $80.3 million, $283.2 million and $164.1 million, or 15.1%, 53.3% and 30.9%, respectively, of total air freight carrier revenues for pro forma 1997. Revenues from on-demand charters flown by Company aircraft for 1998 decreased 6% as a percent of air freight carrier revenues from pro forma 1997. This was due to aircraft being allocated to ACMI contract charter service rather than on-demand service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Revenues from the Company's ACMI contracts increased $75.6 million, or 26.7%, during 1998, in part due to a $22.9 million increase in passenger charters from the acquisition of two Boeing 747 passenger aircraft early in 1998 which were subsequently converted to cargo configuration in the fall of 1998. The remaining increase in ACMI contract charter revenue was generated through the addition of three Boeing 727s in August 1998, the conversion of the three Boeing 747 aircraft from passenger to cargo configuration during 1998 (including two of which flew passenger charters for the first half of the year), as well as an overall increase of $12.7 million in the Company's December 1998 ACMI contract with the United States Postal Service (USPS). Scheduled freight service revenue increased $2.5 million, or 1.5%, principally due to higher volumes in the last half of 1998. Prices for the Company's on-demand charters remained relatively constant during this period. The Company implemented selective price increases for its ACMI contract charters and scheduled freight services during 1998.

     Revenues -- Air Logistics. Air logistics revenues in 1998 increased $10.2 million, or 14.5%, to $80.8 million from $70.5 million in pro forma 1997. The number of on-demand charters managed increased by 2,341 charters, or 15.2%, to 17,743 charters for 1998 from 15,402 charters for pro forma 1997. Prices for the Company's air logistics services have remained relatively constant.

     Revenues -- Maintenance and other. Maintenance and other revenues in 1998 increased $2 million, or 6.9%, to $31.2 million from $29.2 million in pro forma 1997. The increase was principally due to a large third party project started and completed in 1998. This increase was offset by an overall effort begun in late 1998 to reduce third party maintenance as the Company shifts its efforts to performing maintenance on its own fleet.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues in 1998 increased $41.8 million, or 9.1%, to $501.8 million, from $460 million in pro forma 1997, reflecting increased air freight carrier business. The gross profit margin from the air freight carrier business increased from 13.5% for pro forma 1997 to 16.8% for 1998. The increase in margins was primarily the result of lower maintenance costs resulting from operational efficiencies associated with performing maintenance with internal resources, higher utilization of aircraft during 1998 and lower average fuel prices in 1998 as compared to pro forma 1997. Fuel prices may increase during 1999 due to reduced oil exports by certain countries.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues in 1998 increased $7.9 million, or 12%, to $73.9 million, from $66 million in pro forma 1997. The gross profit margin from air logistics increased from 6.5% for pro forma 1997 to 8.5% for 1998. The increased margin is a result of directing a larger percentage of on-demand charters to the Company's aircraft (including aircraft acquired as a result of the Kalitta Companies acquisition) rather than to third party aircraft, which results in a higher gross margin to the Company.

     Costs of Revenues -- Maintenance and other. Maintenance and other costs of revenues in 1998 increased $861,000, or 3.9%, to $23.1 million, from $22.2 million in pro forma 1997. The gross profit margin increased from 23.9% in pro forma 1997 to 26.1% in 1998 as a result of greater cost efficiencies from third party maintenance.

     General and Administrative Expenses. General and administrative expenses in 1998 increased $4.9 million, or 12.8%, to $43 million from $38.1 million in pro forma 1997. The increase was principally due to an increase in support functions and administrative costs associated with the growth of the Company and the increase in its air freight carrier and air logistics businesses. As a percentage of revenues, general and administrative expenses decreased to 6% in 1998 from 6.1% for pro forma 1997.

     Non-qualified Employee Profit Sharing Expense. Employee profit sharing expense in 1998 increased $368,000, or 15.2%, to $2.8 million from $2.4 million in pro forma 1997, reflecting the increase of net income before taxes for 1998.

     Operating Income. As a result of the above, operating income in 1998 increased $27.8 million, or 65.4%, to $70.3 million from $42.5 million in pro forma 1997. Operating margin increased to 9.8% in 1998 from 6.7% in pro forma 1997.

     Income Taxes. The Company's effective tax rate increased to 40.5% in 1998 from 0% in pro forma 1997. The pro forma operating results included no provision for income taxes due to the Company's overall net loss position for the pro forma 1997 operating results. The 1998 effective tax rate is higher than in past years due to an overall increase in non-deductible expenses, principally meals for flight crews.

     Net Income. As a result of the above, net income in 1998 increased to $16.6 million from a net loss of $960,000 for pro forma 1997. Net income as a percentage of total revenues increased to 2.3% in 1998 from a net loss of (0.2)% for pro forma 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1996

     Because of the change in year end described above, the following discussion compares the results of operations for the year ended December 31, 1997 to the unaudited 12 month period ended December 31, 1996.

     The results of operations data for 1996 referred to below, are taken from the Company's unaudited financial statements, which are not separately presented herein, and are presented for comparative purposes only. In the opinion of management, the 1996 results of operations include all adjustments management believes are necessary for a fair presentation.

     Revenues -- Air Freight Carrier. Air freight carrier revenues increased to $177.2 million, or 124.9%, for 1997 from $78.8 million for 1996, principally due to an increase in fleet size and the acquisition of the Kalitta Companies. Approximately $56.8 million of the increase was due to revenues generated by the Kalitta Companies from November 19, 1997 to December 31, 1997, which is the highest volume and most profitable portion of the year. See "-- Seasonality." The remaining increase of approximately $120.4 million is primarily attributable to the growth in the Company's aircraft fleet from 25 aircraft at December 31, 1996 to 42 aircraft immediately prior to the acquisition of the Kalitta Companies and a $18.5 million revenue increase in the Company's December 1997 ACMI contract with the USPS. Air freight carrier on-demand, ACMI contract charter, and scheduled freight services revenues were $22.9 million, $131.9 million and $19.9 million, or 13%, 74.5% and 11.2%, respectively, of total air freight carrier revenues for 1997, as compared to $15.9 million, $61.1 million and $0, or 20.2%, 77.5% and 0%, respectively, of total air freight carrier revenues for 1996. Revenues from on-demand charters flown by Company aircraft for 1997 decreased 25.8% as a percent of air freight carrier revenues from the prior year due to aircraft being shifted from on-demand to ACMI contract charter service, consistent with the Company's strategy of using more of its fleet in ACMI business which produces relatively stable revenues. Prices for the Company's on-demand and ACMI contract charters remained relatively constant during this period. Scheduled freight services began when the Company acquired the Kalitta Companies' scheduled freight operations.

     Revenues -- Air Logistics. Air logistics revenues increased $16.7 million, or 31%, to $70.5 million in 1997 from $53.8 million in 1996. The increase was primarily due to increased demand for on-demand charters generally and specifically for charters that require larger aircraft, which generate greater revenues. Prices for the Company's air logistics services remained relatively constant during this period. The number of on-demand charters managed increased by 995 charters, or 6.9%, to 15,402 charters for 1997 from 14,407 charters for 1996.

     Revenues -- Maintenance. Maintenance revenues were $2.1 million for 1997. Third party maintenance work began when the Company acquired the Kalitta Companies' maintenance operations. In 1997, the Company performed maintenance on airframes and engines for third parties.

     Costs of Revenues -- Air Freight Carrier. Air freight carrier costs of revenues increased $67.8 million, or 111.9%, to $127.9 million in 1997, from $60.4 million in 1996, reflecting increased costs associated with increased fleet. Maintenance expenses increased $17.2 million, or 150%, to $28.7 million in 1997 from $11.5 million in 1996. Maintenance expenses increased as a percentage of air freight carrier revenues to 16.2% from 14.6%. The increase was primarily attributable to adding the aircraft fleet of the Kalitta Companies which generally have greater maintenance costs as a percentage of revenue. During 1997, the Kalitta Companies accounted for $15.5 million of these maintenance expenses. The gross profit margin from the air freight carrier business increased from 23.4% for 1996 to 27.8% for 1997. The Kalitta Companies and their fleet of aircraft contributed $9.4 million, or 19.1%, of gross profit for 1997 with the remainder of the fleet of the Company contributing $27.2 million, or 80.9%, of gross profit. The increase in margins related to the remainder of the fleet was primarily the result of lower maintenance costs resulting from operational efficiencies associated with increased fleet size, higher utilization of aircraft during 1997 and lower average fuel prices in 1997 as compared to 1996. Fuel prices may increase during 1998 due to reduced oil exports by certain countries.

     Costs of Revenues -- Air Logistics. Air logistics costs of revenues increased $16.9 million, or 34.5%, to $65.9 million for 1997, from $49 million for 1996. The gross profit margin from air logistics decreased from 9% for 1996 to 6.5% for 1997. The decrease in margin is attributable to the increase in charters using larger aircraft hired from third party carriers which have a higher cost than charters flown in the Company's aircraft.

     Costs of Revenues -- Maintenance. Maintenance costs of revenues are associated with services provided for third parties on airframe and engine maintenance. Gross margin for December 31, 1997 was 15.5%. No third party maintenance services were provided prior to the acquisition of the Kalitta Companies.

     General and Administrative Expenses. General and administrative expenses increased $6.2 million, or 68.9%, to $15.1 million for 1997 from $8.9 million for 1996. The acquisition of the Kalitta Companies contributed approximately $3 million to the increase in general and administrative expenses for 1997, representing costs for administrative support after the acquisition of the Kalitta Companies. Excluding the effect of the acquisition of the Kalitta Companies, the Company experienced an increase in general and administrative expenses from $8.9 million for 1996 to $12.2 million for 1997 primarily as a result of an increase in support functions and administrative costs associated with the growth in the aircraft fleet (from 25 aircraft at December 31, 1996 to 42 aircraft at November 18, 1997) and the increased volume of business of the air freight carrier. As a percentage of revenues, general and administrative expenses decreased to 6% in 1997 from 6.7% for 1996.

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

     Minority Interest. Minority interest represents the earnings attributable to the 40% interest in AIC owned by a third party, which was approximately $497,000. The results are for the period November 19, 1997 to December 31, 1997, which is generally the highest volume and most profitable portion of the year. See "-- Seasonality."

     Income Taxes. The Company's effective tax rate increased to 41% for 1997 as compared to 39.4% for 1996. The increase is primarily due to increased state income taxes.

     Net Income. As a result of the above, net income increased to $17.9 million for 1997, compared to $4.7 million for 1996. Net income as a percentage of total revenues increased to 7.2% for 1997 from 3.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its fleet and for debt service. The Company also has seasonal working capital needs, because it generates higher revenue in the fourth calendar quarter and lower revenue in the first calendar quarter. Funding requirements have historically been met through internally generated funds, bank borrowings and aircraft sales and from public and private offerings of equity and debt securities. From time to time, the Company has entered into sale/leaseback transactions to acquire aircraft and may do so in the future.

     In November 1997, the Company issued $340 million of 9.95% Senior Secured Notes, resulting in net proceeds to the Company of approximately $329.1 million. The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing 747s, eight Lockheed L-1011s and 13 Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries, other than AIC.

     The Company has a $45.9 million outstanding term loan (the "Term Loan"). The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Except as provided below, interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus 0.5%. At December 31, 1998, the interest rate on the Term Loan was 8.5%. Except as provided below, the Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 15 Boeing 727s and related engines, the stock of each of the Company's subsidiaries, not including the Company's interest in AIC. The Term Loan is guaranteed by all of the Company's subsidiaries, not including AIC.

     In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB (the "Credit Facility"), individually and as agent for various lenders to provide the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $90.2 million, including an increase of $30 million to the borrowing base as a result of an amendment to the Credit Facility (the "Amendment") on December 10, 1998) that is secured by the same collateral as the Term Loan. Except as provided below, the Credit Facility bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is WFB's Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 1998, the interest rate on the Credit Facility was 9.5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of March 26, 1999, the Company had a balance of approximately $71.9 million outstanding under the Credit

Facility and available borrowings under the Credit Facility of approximately $18.3 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of December 31, 1998, the Company was in compliance with all financial covenants.

     In connection with the Amendment, the Company pledged 11 Douglas DC-8-60s and eight Douglas DC-8-50s under the Credit Facility and Term Loan. The Company can request WFB to release its liens on the Douglas DC-8-50 aircraft at any time in connection with a sale of the aircraft for full and fair consideration. With respect to the Douglas DC-8-60 aircraft, the Company can request WFB to release its liens on the Douglas DC-8-60s after first repaying the amount it borrowed, if any, under the Amendment's $30 million increase to the borrowing base. Prior to December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s except in connection with a sale of the aircraft for full and fair consideration. After December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s unless the Company meets specified financial criteria.

     The Amendment's increase in the borrowing base is available through January 1, 2000, subject to earlier termination by the Company (the "Loan Pricing Increase Period"). During the Loan Pricing Increase Period, the interest rate of the Term Loan and the Credit Facility is either the Prime Rate of WFB plus 1.75% or LIBOR plus 3.25%, regardless of financial covenant performance. Upon termination of this borrowing base increase, the interest rates on the Term Loan and Credit Facility revert to those stated above.

     Capital expenditures were $217.2 million and $115 million for 1998 and 1997, respectively. Capital expenditures for 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to three Boeing 747s and one Boeing 727, (iii) heavy maintenance checks on four Boeing 727s, (iv) noise abatement modifications for eleven Boeing 727s and one DC-9-15F aircraft, (v) purchase of six JT8D engines, three JT9D engines, one JT3D engine and five GE CJ 610-6 engines, (vi) engine overhauls, (vii) additional office and operational space at Dallas/Fort Worth International Airport and (viii) the purchase of rotable aircraft parts. Capital expenditures for 1997 were primarily for (i) the purchase of 20 Boeing 727 aircraft (including 16 Boeing 727s acquired from the Kalitta Companies), (ii) cargo and noise abatement modifications for three Boeing 727 aircraft and cargo modifications to one Boeing 747 aircraft, (iii) noise abatement equipment purchases for two Douglas DC-9 aircraft, (iv) leasehold improvements to three Boeing 727 aircraft, including a cargo conversion, (v) the purchase of the Company's 40,000 square foot headquarters facility and related ground sublease at Dallas/Fort Worth International Airport,
(vi) five major maintenance checks on Boeing 727s, (vii) overhauls on seven JT8D engines and acquisition of 11 JT8D engines and (viii) the purchase of ground service equipment.

     During 1999, the Company estimates that capital expenditures will aggregate approximately $110 million and that subsequent years capital expenditures will be substantial as well.

     During 1999, the Company anticipates capital expenditures of approximately $16 million for noise abatement modifications to one Douglas DC-9 and eight Boeing 727 aircraft currently in its fleet. The entire fleet must be Stage 3 compliant by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase. See "Item 1. Business -- Government Regulation -- Noise Abatement Regulations."

     Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis may cause certain of the Company's aircraft to be subject to extensive aircraft examinations and/or structural inspections and modifications to address problems of corrosion and structural fatigue among other things. Directives applicable to the Company's fleet can be issued at any time in the future. The cost of complying with such potential future Directives cannot currently be estimated, but could be substantial. See "Item 1. Business
 -- Government Regulation -- Aging Aircraft Regulations; Potential Compliance Costs."

     The Company operates a fleet of 31 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a

Directive which limits the cargo capacity of these Boeing 727s until certain modifications are made. During 1998, the Company purchased an STC used to modify five of the Company's aircraft to cargo configuration. Recently, the Company received approval from the FAA to modify these five aircraft to increase their cargo capacity. The modifications are expected to take from three to four days to complete and to cost between $25,000 and $50,000 per aircraft, not including aircraft downtime. The Company is currently seeking approval to modify the rest of its Boeing 727 fleet. See "Item 1. Business -- Government Regulation -- Cargo Door and Floor Modifications Regulations."

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

     Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has nearly completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment completed to date indicates that most of the Company's significant information technology systems could be affected. The Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services. In addition, the Company has plans to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

     With regard to the Company's information technology exposure, to date the Company is approximately 90% complete on the assessment phase and expects to complete software reprogramming and replacement no later than May 31, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases will run concurrently for different systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all remediated systems fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

     The Company is in the process of working with third party vendors to ensure that any of the Company's systems that interface directly with third parties are Year 2000 compliant by May 31, 1999.

     The Company has launched a program to query its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources although the Company understands that certain fuel refiners may be particularly susceptible to disruption caused by non-compliant embedded chips, and that certain electrical power suppliers may be similarly affected. The Company has no means of ensuring that external agents will be Year 2000 ready. The inability of certain external agents, such as the FAA, fuel refiners and suppliers generally, and electrical power suppliers, to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at less than $0.5 million and is being funded through operating cash flows. As of March 31, 1999, the Company has incurred approximately $150,000 related to all phases of the Year 2000 project. The remaining project costs relate to repair of hardware and software and will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is possible that the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in May 1999 and determine whether such a plan is necessary.

     If the Company's expectations or assessments of the impact of the Year 2000 issue prove to be incorrect, the Company's business may be materially affected.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

     Substantial Debt and Interest Payments. In November 1997, we incurred substantial debt through:

          (1) the issuance of $340 million of 9.95% Senior Secured Notes due 2004; and

          (2) entering into the Credit Facility, which currently allows us to borrow up to $90.2 million.

In addition, we entered into a $45.9 million Term Loan to refinance a $45.9 million loan incurred in September 1997. At December 31, 1998, our total debt was approximately $489.8 million. At December 31, 1998, we had borrowed $86.9 million under the Credit Facility and owed approximately $45.9 million under the Term Loan. In addition to the debt we have outstanding, the indenture pursuant to which the Notes were issued (the "Indenture") permits us to incur substantial amounts of additional debt for certain specified purposes, including to acquire aircraft and aircraft-related assets.

     Our significant debt could have important consequences, including:

          (1) we may be unable to obtain additional financing in the future;

          (2) we will have to dedicate a substantial portion of our cash flow to principal and interest payments, which will reduce funds available for other purposes;

          (3) we may be at a competitive disadvantage to competitors with less debt;

          (4) we may be unable to adjust rapidly to changing market conditions; and

          (5) we may be more vulnerable to:

             (A) downturns in general economic conditions;

             (B) downturns in our business; and

             (C) the temporary or permanent loss of business from one or more of our customers.

     Our ability to make scheduled principal and interest payments or to refinance our debt will depend on our future financial performance, which to a certain extent will be subject to economic, financial, competitive and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow to make principal and interest payments on time and to make necessary capital expenditures. If we cannot do this, we may be required to seek to refinance all or a portion of our debt, to sell assets or to obtain additional financing, any of which we may be unable to do on acceptable terms.

     Restrictive Covenants. Our existing debt agreements contain a number of significant covenants. These covenants generally limit our ability, among other things, to:

          (1) pay dividends;

          (2) incur additional debt, except for certain specified purposes;

          (3) encumber or sell assets;

          (4) enter into transactions with stockholders and affiliates;

          (5) guarantee debt;

          (6) merge or consolidate with another entity; and

          (7) transfer or lease all or substantially all of our assets.

These covenants also require us to meet certain financial tests. As of the date hereof, we are in compliance with these covenants. Our ability to comply with these covenants in the future will depend on our future financial performance. If we are unable to comply with these covenants, there would be a default under our debt agreements. If the lender did not waive such a default, the default could result in acceleration of our debt and our bankruptcy.

     Integrating the Kalitta Companies. On November 19, 1997, we acquired five companies (collectively, the "Kalitta Companies"):

          (1) American International Airways, Inc., which has been renamed Kitty Hawk International, Inc.;

          (2) American International Travel, Inc.;

          (3) Flight One Logistics, Inc.;

          (4) Kalitta Flying Service, Inc., which has been renamed Kitty Hawk Charters, Inc.; and

          (5) O.K. Turbines, Inc.

     Over the last 16 months, we have been integrating the Kalitta Companies' operations with our pre-acquisition operations. We cannot assure you that we will be able to successfully complete integrating the Kalitta Companies' operations or achieve the goals that motivated us to acquire the Kalitta Companies, either of which could have a material adverse effect on our business and the value of the common stock.

     Continued Losses at Kitty Hawk International. From the period January 1, 1997 through November 18, 1997, Kitty Hawk International, then owned by Mr. Kalitta under the name American International Airways, Inc., suffered substantial net losses. Although Kitty Hawk International's 1998 financial results improved from its 1997 financial results, Kitty Hawk International still suffered a net loss of $4.8 million in 1998. In an effort to make Kitty Hawk International profitable, we recently have:

          (1) stopped providing third party airframe repair and engine overhaul services, other than for JT3 and JT8 engines;

          (2) stopped passenger charters and parked the two Boeing 747s and two Lockheed L-1011s that flew passenger charters pending their disposition, possible cargo conversion or employment in other uses;

          (3) outsourced the majority of our major maintenance on our Boeing 747, Lockheed L-1011 and Douglas DC-8 aircraft, except for the overhaul of JT3 engines used on Douglas DC-8 aircraft; and

          (4) eliminated approximately 450 jobs at Kitty Hawk International.

In addition, we intend to:

          (1) eliminate approximately 1,050 additional jobs at Kitty Hawk International;

          (2) close surplus portions of our Oscoda, Michigan maintenance facility; and

          (3) reduce Kitty Hawk International's owned and leased operating fleet from 36 aircraft at December 31, 1998 to 19 aircraft at December 31, 1999, consisting of seven Boeing 747s, six Lockheed L-1011s and six Douglas DC-8s.

Failure to make Kitty Hawk International profitable could have a material adverse effect on our business and the value of the common stock.

     Dependence on Significant Customers. Our two largest customers are the U.S. Postal Service and BAX Global. Of our total revenues in 1997, the U.S. Postal Service accounted for $44.9 million, or 17.9%, and BAX Global accounted for $44.7 million, or 17.9%. Of our total revenues in 1998, the U.S. Postal Service accounted for $120 million, or 16.8%, and BAX Global accounted for $71.5 million, or 10%.

     The U.S. Postal Service awards contracts periodically pursuant to a public bidding process which considers quality of service and other factors, including, to a lesser extent, price. Bids for contracts to provide Christmas season charters generally are submitted in the summer of each year and are typically awarded during the following fall. These contracts are typically for one year or less. Our inability to remain competitive with respect to price and quality of service would have a material adverse effect on our ability to obtain such contracts. Our inability to obtain such contracts in the future would have a material adverse effect on our business and the value of the common stock. Our contracts with the U.S. Postal Service are subject to termination at the convenience of the U.S. Postal Service.

     BAX Global leases under an ACMI contract 14 of our Boeing 727s for varying terms through March 31, 2003. BAX Global may earlier terminate the contract if, among other reasons, we do not meet specified on-time performance standards or if majority ownership or control of the Company is acquired by a competitor of BAX Global. The loss of this customer, or a reduction in this customer's use of our services, could have a material adverse effect on our business and the value of the common stock.

     Dependence on Aircraft Availability. Our revenues are dependent on having aircraft available for revenue service. In the past, we have experienced unanticipated FAA Airworthiness Directives that have made aircraft unavailable for revenue service. In the event one or more of our aircraft are out of service for an extended period of time, whether due to Directives, accidents or otherwise, we may be forced to lease or purchase replacement aircraft and may be unable to fulfill our obligations under customer contracts. We cannot assure you that if necessary, we could locate suitable replacement aircraft on acceptable terms. We do not maintain business interruption insurance to cover these risks. Loss of revenue from any such business interruption, damages for non-performance under customer contracts or costs to replace aircraft could have a material adverse effect on our business and the value of the common stock.

     Cyclicality and Seasonality. We provide services to numerous industries and customers that experience significant fluctuations in demand based on economic conditions and other factors beyond our control. Demand for our services could be materially adversely affected by downturns in our customers' businesses. We believe a significant percentage of our revenues will continue to be generated from services provided to the U.S. automotive industry, which has historically been a cyclical industry. A contraction in the U.S. automotive industry, a prolonged work stoppage or other significant labor dispute involving that industry, or a reduction in the use of air freight charters by that industry, could have a material adverse effect on our business and the value of the common stock.

     Certain of our customers engage in seasonal businesses too, especially the U.S. Postal Service and customers in the U.S. automotive industry. As a result, our air carrier business and air freight charter logistics business have historically experienced their highest quarterly revenues and profitability during the last three months of the year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the U.S. automotive industry typically increase. Consequently, we historically experience our lowest quarterly revenue and profitability during the first three months of the year.

     Dependence on Key Personnel. We believe that our success depends on, and will continue to depend on, the services of:

          (1) M. Tom Christopher, our founder and our Chairman of the Board of Directors and Chief Executive Officer;

          (2) Tilmon J. Reeves, our President and Chief Operating Officer; and

          (3) Richard R. Wadsworth, our Senior Vice President -- Finance, Chief Financial Officer and Secretary.

If we lose the services of any of them, and in particular Mr. Christopher, our business and the value of the common stock could be materially adversely affected. Each of Messrs. Christopher, Reeves and Wadsworth have employment agreements with the Company.

     Employee Relations. The pilots and flight engineers employed by Kitty Hawk International are members of the International Brotherhood of Teamsters and are employed pursuant to a collective bargaining agreement. We are in the process of renegotiating this collective bargaining agreement with representatives of the Teamsters. These pilots and flight engineers have rejected one proposed new collective bargaining agreement.

     We believe the current collective bargaining agreement's system for scheduling pilots and flight engineers is inefficient, which results in higher costs to us. While we are negotiating to make this scheduling system more efficient, we cannot assure you that we will be successful in these negotiations. Failure to negotiate a more efficient scheduling system could have a material adverse effect on our business and the value of the common stock.

     While we intend to negotiate with the Teamsters in good faith, we cannot assure you that we will be able to enter into a new collective bargaining agreement. In addition, negotiations could result in work stoppages, a substantial increase in salaries or wages, changes in work rules or other changes adverse to our business. Also, we cannot assure you that our non-union cockpit crews will remain non-union. Unionization of our non-union cockpit crews, work stoppages, increased wages or other labor-related matters could have a material adverse effect on our business and the value of the common stock.

     Dependence on Computer Systems. We utilize a number of computer systems to schedule flights and personnel, track aircraft and freight, bill customers, pay expenses and monitor a variety of our activities, ranging from maintenance and safety compliance to financial performance. The failure of the hardware or software that support these computer systems, or the loss of data contained in any of them, could significantly disrupt our operations, which could have a material adverse effect on our business and the value of the common stock.

     While we believe our computer systems are generally year 2000 compliant, the computer systems of the FAA and our customers, suppliers, vendors, bankers, maintenance providers and air logistics service providers may not be year 2000 compliant. Failure of the computer systems of the FAA or one or more of our significant customers, suppliers, vendors or air logistics service providers to correctly record, manipulate or retrieve dates from the year 2000 and beyond could have a material adverse effect on our business and the value of the common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     Certain Anti-Takeover Provisions; Preferred Stock. Our Certificate of Incorporation, as amended, and Bylaws, as amended, include certain provisions that have anti-takeover effects and that could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to our stockholders. In addition, the Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22 1/2% of the votes voting on or consenting to any matter and prohibits non-U.S. citizens from serving as directors or officers of the Company.

     The Certificate of Incorporation allows us to issue up to 1,000,000 shares of preferred stock without stockholder approval. In addition, we could issue preferred stock with voting and conversion rights that could adversely affect the voting power of holders of common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation. Any of the foregoing could have a material adverse effect on the value of the common stock.

     Effects of a Change of Control. Holders of the Notes have the right to require us to repurchase the Notes upon a Change of Control (as defined in the Indenture) and all debt under the Credit Facility and Term Loan must be repaid upon a Change of Control (as defined in the Credit Facility). Any of the foregoing provisions could have a material adverse effect on our business and the value of the common stock.

     Government Regulation. We are subject to Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions by the FAA or the DOT, if taken, could have a material adverse effect on our business and the value of the common stock.

     The adoption of new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, whether by the FAA, the DOT, the U.S. government or any foreign, state or local government, could have a material adverse effect on our business and the value of the common stock. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency.

     Our international operations are governed by air services agreements between the U.S. and foreign countries where we operate. Under some of these air services agreements, traffic rights in those countries are available to only a limited number of and in some cases only one or two, U.S. air carriers and are subject to approval by the applicable foreign regulators, limiting growth opportunities in such countries.

     Safety, Training and Maintenance Regulations. Virtually every aspect of our air carrier operations are subject to extensive FAA regulation, including the areas of safety, training and maintenance. To ensure compliance with FAA rules and regulations, the FAA routinely inspects air carrier operations and aircraft and proposes civil monetary penalties in the event of non-compliance. The imposition of civil penalties by the FAA could have a material adverse effect on our business and the value of the common stock.

     Periodically, the FAA focuses on particular aspects of air carrier operations. For example, after the Valujet accident, the FAA adopted new procedures concerning oversight of contract maintenance, and after the Fine Air crash, the FAA conducted extensive inspections of procedures for loading cargo aircraft. These types of inspections and regulations often impose additional burdens on air carriers and increase their operating costs. We cannot predict when we will be subject to such inspections or regulations, nor the impact of such inspections or regulations. Any such inspections or regulations could have a material adverse effect on our business and the value of the common stock.

     Aging Aircraft Regulations; Potential Compliance Costs. All of our aircraft are subject to FAA Directives issued at any time under the FAA's "Aging Aircraft" program or issued on an ad hoc basis. These Directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue.

     Our cost to comply with FAA Directives issued under the Aging Aircraft program cannot currently be estimated, but could be substantial and could have a material adverse effect on our business and the value of the common stock.

     Hazardous Materials Regulations. The FAA exercises regulatory jurisdiction over transporting hazardous materials. From time to time, we transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability, as well as, substantial monetary penalties. Any of these events could have a material adverse effect on our business and the value of the common stock. The FAA has recently increased its monitoring of shipments of hazardous materials.

     Contraband Risks. Although required to do so, customers may fail to inform us about cargo that must be processed by applicable customs authorities. If we fail to properly process cargo through customs, our aircraft could be seized and/or we may suffer substantial monetary penalties. Any of these events could have a material adverse effect on our business and the value of the common stock.

     In addition, some of our aircraft fly to and from countries, such as Colombia, where substantial quantities of illegal drugs are manufactured. In the past, without our prior knowledge, individuals have tried to smuggle illegal drugs into the U.S. on our aircraft. If we fail to discover any illegal drugs or other illegal cargo on our aircraft, the aircraft could be seized and/or we may suffer substantial monetary penalties. Any of these events could have a material adverse effect on our business and the value of the common stock.

     Competition. The market for air freight services is highly competitive. Our air freight carrier services are also subject to competition from other modes of transportation, including, but not limited to, railroads and trucking. Additional demand for air freight carrier services over the last few years has resulted in numerous new entrants in this business. We believe there are limited barriers to entry into this business and that increased demand may stimulate additional competition.

     The market for air logistics also has been and is expected to remain highly competitive. Our principal competitors for on-demand air logistics services are other air logistics companies, air freight carriers which seek to book charters directly with customers and air freight companies that offer expedited service.

     Our ability to attract and retain business also is affected by whether and to what extent our customers decide to coordinate their own transportation needs. With respect to our contract charter business, it could be adversely affected by the decision of our air carrier customers to acquire additional aircraft or by our non-air carrier customers to acquire and operate their own aircraft. In this regard, many of our competitors and customers have substantially greater financial resources than us.

     Environmental Matters. Our operations must comply with numerous environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to clean up such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs. The costs of defending against claims of liability or cleaning up contaminated property and the cost of complying with environmental laws could have a material adverse effect on our business and the value of the common stock.

     Currently, we are not aware of any environmental contamination for which we are liable for the cost of removal or cleanup. Until May 2001, Mr. Kalitta has agreed, subject to certain limitations, to indemnify us against any losses arising from any environmental liability at any of the Kalitta Companies' facilities.

     In part because of the highly industrialized nature of many of the locations at which we operate, there can be no assurance that we have discovered all environmental contamination for which we may be responsible.

     Capital Intensive Nature of Aircraft Ownership. Our air freight carrier business is highly capital intensive. In order to expand our air freight carrier business, we intend to purchase new or used jet aircraft. Used jet aircraft typically require certain modifications, including reconfiguring the aircraft from passenger to cargo use and installing equipment to comply with the Noise Regulations. The market for used jet aircraft is volatile and can be adversely affected by limited supply, increased demand and other market factors. We cannot assure you that we will be able to purchase and, if necessary, modify additional aircraft at favorable prices or that we will have or be able to obtain sufficient resources with which to make such purchases and, if necessary, modifications. The capital intensive nature of our business could adversely impact the value of the common stock.

     In the future, we may acquire domestic and/or international air freight carriers as a means of acquiring used jet aircraft. Such an acquisition would involve substantial risks, including overvaluing the acquired business and inadequately or unsuccessfully integrating the acquired business. In addition, the terms of the Credit Facility and Term Loan restrict our ability to make certain acquisitions. Further, acquisitions can result in increased amortization which would reduce earnings per share in the future. We may finance future acquisitions, if any, by issuing shares of common stock. Any future issuance of common stock may result in substantial dilution to you.

     Operating Costs. The operation of our air freight carrier business involves considerable operational, maintenance, fuel and personnel costs. Our financial results can be adversely affected by unexpected engine or airframe repairs, compliance with Directives and regulations of the FAA and associated aircraft downtime. In addition, spare or replacement parts and components may not be readily available in the marketplace. Failure to obtain necessary parts or components in a timely manner or at favorable prices could have a material adverse effect on our business and the value of the common stock.

     Fuel is a significant cost of operating aircraft. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world and recently the cost of fuel has fluctuated markedly and may rise in 1999. We have no agreement with any fuel supplier assuring the availability or price stability of fuel and such agreements are generally not available in the industry. We generally pass on fuel cost increases to our customers under ACMI charter contracts. However, under some of our contracts and in our scheduled operations, we absorb increased fuel costs. Accordingly, the future cost and availability of fuel to us cannot be predicted and substantial price increases in, or the unavailability of adequate supplies of, fuel may have a material adverse effect on our business and the value of the common stock.

     Volatility of Air Freight Services Market. The demand for air freight services is highly dependent on the strength of both the domestic and global economy. Although the air freight services industry has experienced strong growth over the last several years, general economic downturns could have a material adverse effect on our business and the value of the common stock.

     Utilization of Aircraft. Our operating results are highly dependent on our ability to effectively utilize our diverse fleet of aircraft. There can be no assurance, however, that operation of any of the various types of aircraft in our fleet will prove to be profitable. Inability to keep our aircraft in revenue service or achieve an acceptable level of aircraft utilization could have a material adverse effect on our business and the value of the common stock.

     Risk of Accident; Insurance Coverage and Expenses. Our operations involve risks of potential liability against us in the event of aircraft accidents and, in the case of our air ambulance services, for medical malpractice. We are required by the DOT to carry liability insurance on each of our aircraft. We also carry medical liability insurance for our air ambulance business. Although we believe our current insurance coverage is adequate and consistent with current industry practice, we cannot assure you that our coverage will not be changed or that we will not suffer substantial losses and lost revenues from accidents. See "-- Dependence on Aircraft Availability." Substantial claims resulting from an accident in excess of our insurance coverage could have a material adverse effect on our business and the value of the common stock. In addition, any significant increase in our current insurance expense could have a material adverse effect on our business and the value of the common stock. Moreover, any aircraft accident, even if fully insured, could result in Directives or investigations or could cause a public perception that some of our aircraft are less safe or reliable than other aircraft, which could have a material adverse effect on our business and the value of the common stock.

     International Business Risk. We expect to continue to derive a substantial portion of our revenues from providing air freight carrier services to customers in South and Central America and the Pacific Rim. The risks of doing business in foreign countries include:

          (1) potential adverse changes in the diplomatic relations between foreign countries and the U.S.;

          (2) hostility from local populations directed at a U.S. flag carrier;

          (3) government policies against foreign-owned businesses;

          (4) adverse effects of currency exchange controls;

          (5) restrictions on the withdrawal of foreign investment and earnings; and

          (6) the risk of expropriation and insurrections that could result in losses against which we are not insured.

Our international operations also are subject to economic uncertainties, including risks of renegotiation or modification of existing agreements or arrangements with exchange restrictions and changes in taxation. Any of these events could have a material adverse effect on our business and the value of the common stock.

     Nearly all of our revenue is in U.S. dollars. However, a meaningful portion of our revenue is from customers whose revenue is not in U.S. dollars. Therefore, any significant devaluation in our customers' currencies relative to the U.S. dollar could adversely effect their ability to pay us in U.S. dollars or to continue to use our services, which could have a material adverse effect on our business and the value of the common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In 1997, the Securities and Exchange Commission issued new rules (Item 305 of Regulation S-K) which require disclosure of material risks, as defined in
Item 305, related to market risk sensitive financial instruments. The rules apply to the Company for the first time in 1998. The Company has market risk sensitive instruments related to interest rates.

     Airline operators are inherently capital intensive. The vast majority of the Company's assets are aircraft, which are long lived. The Company has maintained a B+, B1 or equivalent credit ratings on its Notes with three rating agencies (Standard & Poor's, Moody's and Duff & Phelps).

     As disclosed in Note 4 to the Consolidated Financial Statements, the Company had outstanding debt of $489.8 million and $404.6 million at December 31, 1998 and 1997, respectively. This debt represents 49.8% and 48.3% of total assets at December 31, 1998 and 1997, respectively. The Company's long-term debt currently has an average maturity of 5.4 years and interest rates averaging 9.7%.

     At December 31, 1998, the Company operated six aircraft under operating leases at rates that are substantially fixed. As defined in Item 305, leases are not market risk sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 6 to the Consolidated Financial Statements.

     The Company does not have significant exposure to changing interest rates on its $340 million 9.95% Senior Secured Notes because the interest rate on the Notes is fixed. The interest rates on its Term Loan and Credit Facility are variable with interest rates based on prime plus 1.75% or LIBOR plus 3.25%, and can be locked in for a period of three months. At December 31, 1998, the Company had approximately $45.9 million outstanding under the Term Loan and approximately $86.9 million outstanding under the Credit Facility.

     Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $17 million and $75 million at December 31, 1998 and 1997, respectively. The Company invests its cash mainly in money market accounts.

     The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

     A hypothetical 10% decline in market interest rates over the next year would impact the Company's earnings or cash flow by less than $1 million because the interest rate on the Notes is fixed and its cash investments are short-term. A hypothetical 10% decline in market interest rates over the next year would increase the fair value of the Notes by approximately $15 million.

     The Company does not purchase or hold any derivative financial instruments for trading purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be held on May 28, 1999. The information regarding executive officers required by Item 10 is submitted as a separate section of this Form 10-K. See "Item 4A. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be held on May 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by Item 12 is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be held on May 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be held on May 28, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3
Consolidated Statements of Income for the years ended August
  31, 1996 and December 31, 1997 and 1998 and for the four
  months ended December 31, 1995 (unaudited) and 1996.......   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1996 and December 31, 1997 and 1998
  and for the four months ended December 31, 1996...........   F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1996 and December 31, 1997 and 1998 and for the
  four months ended December 31, 1995 (unaudited) and
  1996......................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

(A) 2. FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are filed as part of this Annual Report on Form 10-K because the required information is included in the financial statements, including the notes thereto, or circumstances requiring the inclusion of such schedules are not present.

(A) 3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
          2.1            -- Agreement and Plan of Merger, dated September 22, 1997
                            (the "Merger Agreement"), by and among Kitty Hawk and
                            certain of its subsidiaries, M. Tom Christopher, the
                            Kalitta Companies and Conrad A. Kalitta, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which Exhibit
                            is herein incorporated by reference.
          2.2            -- Amendment No. 1 to the Merger Agreement, dated October
                            23, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad A. Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.
          2.3            -- Amendment No. 2 to the Merger Agreement, dated October
                            29, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.
          2.4            -- Amendment No. 3 to the Merger Agreement, dated November
                            14, 1997 by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-4 (Reg. No. 333-43645), which Exhibit is herein
                            incorporated by reference.
          3.1            -- Certificate of Incorporation of Kitty Hawk, Inc. (the
                            "Company"), filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which Exhibit is
                            incorporated herein by reference.
          3.2            -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which Exhibit is
                            incorporated herein by reference.
          3.3            -- Amended and Restated Bylaws of Kitty Hawk, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-4 (Reg. No. 333-43645), which Exhibit
                            is herein incorporated by reference.
          4.1            -- Specimen Common Stock Certificate, filed as an Exhibit to the Registrant's previously filed Registration Statement
                            on Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
          4.2            -- Stockholders' Agreement dated November 1997 among the
                            Company, M. Tom Christopher and Conrad A. Kalitta, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which Exhibit is herein incorporated by reference.
          4.3            -- Specimen Global Note in respect of 9.95% Senior Secured
                            Notes due 2004, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which Exhibit is herein incorporated by
                            reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
          4.4            -- Indenture, dated November 15, 1997, in regard to 9.95%
                            Senior Secured Notes due 2004 by and among the Company
                            and certain of its subsidiaries and Bank One, N.A. as
                            Trustee and Collateral Trustee, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which Exhibit is herein
                            incorporated by reference.
          4.5            -- First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and
                            among the Company and certain of its subsidiaries and
                            Bank One, N.A. as Trustee and Collateral Trustee, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which Exhibit is herein incorporated by reference.
         10.1**          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Kitty Hawk Aircargo, Inc., Airport
                            Leasing, Inc., M. Tom Christopher, American International
                            Airways, Inc. and Conrad Kalitta, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
         10.2**          -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.3**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.4**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.5**          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996, filed as an Exhibit
                            to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-8307) dated as of
                            October 1996, which exhibit is incorporated herein by
                            reference.
         10.6**          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-8307) dated as of
                            October 1996, which exhibit is incorporated herein by
                            reference.
         10.7**          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.8**          -- Kitty Hawk, Inc. 401(k) Savings Plan, filed as an Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 33-85698) dated as of
                            December 1994, which exhibit is incorporated herein by
                            reference.
         10.9**          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 33-85698) dated as of
                            December 1994, which exhibit is incorporated herein by
                            reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
         10.10**         -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.11           -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement"), filed as
                            an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.12           -- Amendment No. 1 dated November 17, 1992 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.13           -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.14           -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.15           -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.16           -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.17           -- Amendment No. 6 dated December 6, 1996 to the FEASI
                            Agreement, filed as an Exhibit to the Company's Form 10-Q
                            for the quarter ended November 30, 1996, which exhibit is
                            incorporated herein by reference.
         10.18           -- Second Amended and Restated Credit Agreement, dated as of
                            November 19, 1997, by and among the Company (as borrower)
                            and Wells Fargo Bank (Texas), National Association (as
                            agent), filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which Exhibit is herein incorporated by
                            reference.
         10.19*          -- Third Amended Agreement, dated as of December 10, 1998, by and among the Company (as borrower) and Wells Fargo
                            Bank (Texas), National Association (as agent).
         10.20           -- Agreement, dated July 20, 1995, between American
                            International Airways, Inc. and the Pilots, Co-Pilots and
                            Flight Engineers in the service of American International
                            Airways, Inc., as represented by The International
                            Brotherhood of Teamsters -- Airline Division, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which Exhibit
                            is herein incorporated by reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
         10.21**         -- Employment Agreement by and between Conrad A. Kalitta and
                            AIA, filed as an Exhibit to the Registrant's previously
                            filed Registration Statement on Form S-1 (Reg. No.
                            333-36125), which Exhibit is herein incorporated by
                            reference.
         10.22           -- Amended and Restated Consulting Agreement by and between
                            Conrad A. Kalitta and AIA, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.
         10.23           -- Separation Agreement, dated as of April 17, 1998, by and among the Company, M. Tom Christopher, Conrad A. Kalitta
                            and certain subsidiaries of the Company, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.24           -- Amendment No. 1 to Separation Agreement, dated as of June
                            5, 1998, by and among the Company, M. Tom Christopher,
                            Conrad A. Kalitta and certain subsidiaries of the
                            Company, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-3 (Reg.
                            No. 333-74469), which Exhibit is herein incorporated by
                            reference.
         10.25           -- Agreement, dated as of January 21, 1999, by and among the
                            Company, M. Tom Christopher, Conrad A. Kalitta and
                            certain subsidiaries of the Company, filed as an Exhibit
                            to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.26**         -- Modified and Restated Employment Agreement, dated as of
                            April 27, 1998 by and between the Company and Tilmon J.
                            Reeves, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-3 (Reg.
                            No. 333-74469), which Exhibit is herein incorporated by
                            reference.
         10.27**         -- Stock Option Agreement, dated as of April 27, 1998, by
                            and between the Company and Tilmon J. Reeves, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.28**         -- Non-Qualified Stock Option Agreement, dated as of
                            February 24,1999, by and among the Company, M. Tom
                            Christopher and Tilmon J. Reeves, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         10.29**         -- 1999 Kitty Hawk, Inc. Executive Stock Option Plan, dated as of February 24, 1999, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         10.30*          -- Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty
                            Hawk, Inc.
         10.31*          -- Building Lease, dated as of April 13, 1998, by and
                            between the Fort Wayne-Allen County Airport Authority and
                            Kitty Hawk, Inc.
         12.1*           -- Statement of computation of ratio of earnings to fixed
                            charges.
         21.1            -- Subsidiaries of the Registrant, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         23.1*           -- Consent of Ernst & Young LLP.
         27.1*           -- Financial Data Schedule.

---------------

 * Filed herewith.

** This exhibit is a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.

                        NAME                                              CAPACITIES
                        ----                                              ----------

               /s/ M. TOM CHRISTOPHER                    Chairman of the Board of Directors and Chief
-----------------------------------------------------      Executive Officer
                 M. Tom Christopher

                /s/ TILMON J. REEVES                     Chief Operating Officer, President and
-----------------------------------------------------      Director
                  Tilmon J. Reeves

                /s/ CONRAD A. KALITTA                    Director
-----------------------------------------------------
                  Conrad A. Kalitta

              /s/ RICHARD R. WADSWORTH                   Senior Vice President -- Finance, Chief
-----------------------------------------------------      Financial Officer, Secretary and Principal
                Richard R. Wadsworth                       Financial and Accounting Officer and
                                                           Director

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

                /s/ TED J. COONFIELD                     Director
-----------------------------------------------------
                  Ted J. Coonfield

                 /s/ LEWIS S. WHITE                      Director
-----------------------------------------------------
                   Lewis S. White

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3
Consolidated Statements of Income for the years ended August
  31, 1996 and December 31, 1997 and 1998 and for the four
  months ended December 31, 1995 (unaudited) and 1996.......   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1996 and December 31, 1997 and 1998
  and for the four months ended December 31, 1996...........   F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1996 and December 31, 1997 and 1998 and for the
  four months ended December 31, 1995 (unaudited) and
  1996......................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders
Kitty Hawk, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended August 31, 1996, for each of the two years in the period ended December 31, 1998 and for the four months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitty Hawk, Inc. and subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for the year ended August 31, 1996, for each of the two years in the period ended December 31, 1998 and for the four months ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Dallas, Texas
March 26, 1999

                       KITTY HAWK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
Current assets
  Cash and cash equivalents.................................    $ 17,907       $ 15,077
  Restricted cash and short-term investments................      58,629          1,964
  Trade accounts receivable, net............................     122,191        140,014
  Deferred income taxes.....................................      15,798         16,088
  Inventory and aircraft supplies...........................      34,118         50,135
  Prepaid expenses and other current assets.................      25,596         22,871
                                                                --------       --------
          Total current assets..............................     274,239        246,149
Property and equipment, net.................................     548,537        720,808
Other assets, net...........................................      13,970         15,628
                                                                --------       --------
          Total assets......................................    $836,746       $982,585
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................    $ 43,647       $ 53,967
  Accrued expenses..........................................      91,128        104,278
  Accrued maintenance reserves..............................      19,139         22,382
  Current maturities of long-term debt......................       2,395         20,564
                                                                --------       --------
          Total current liabilities.........................     156,309        201,191
Revolving credit facility...................................      10,000         86,900
Long-term debt..............................................     392,248        382,287
Deferred income taxes.......................................      99,153        113,261
Minority interest...........................................       4,163          4,749
Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value: Authorized
     shares -- 1,000,000, none issued.......................          --             --
  Common stock, $.01 par value: Authorized
     shares -- 25,000,000; issued and
     outstanding -- 16,750,957 and 16,927,942 at December
     31, 1997 and 1998, respectively........................         167            169
  Additional capital........................................     130,523        133,166
  Retained earnings.........................................      44,183         60,862
                                                                --------       --------
          Total stockholders' equity........................     174,873        194,197
                                                                --------       --------
          Total liabilities and stockholders' equity........    $836,746       $982,585
                                                                ========       ========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   FOUR MONTHS ENDED
                                          YEAR ENDED   YEAR ENDED DECEMBER 31,       DECEMBER 31,
                                          AUGUST 31,   -----------------------   ---------------------
                                             1996         1997         1998         1995        1996
                                          ----------   ----------   ----------   -----------   -------
                                                                                 (UNAUDITED)
Revenues:
  Air freight carrier...................   $ 72,605     $177,159     $602,918      $37,437     $43,867
  Air logistics.........................     69,810       70,539       80,757       32,291      16,119
  Maintenance and other.................         --        2,145       31,262           --          --
                                           --------     --------     --------      -------     -------
          Total revenues................    142,415      249,843      714,937       69,728      59,986
Costs of revenues:
  Air freight carrier...................     54,648      127,957      501,825       27,385      32,714
  Air logistics.........................     64,841       65,921       73,862       30,297      14,866
  Maintenance and other.................         --        1,813       23,110           --          --
                                           --------     --------     --------      -------     -------
          Total costs of revenues.......    119,489      195,691      598,797       57,682      47,580
                                           --------     --------     --------      -------     -------
Gross profit............................     22,926       54,152      116,140       12,046      12,406
General and administrative expenses.....      9,080       15,106       43,037        2,862       2,725
Non-qualified employee profit sharing
  expense...............................      1,170        2,429        2,797          889         962
Stock option grants to executives.......      4,231           --           --           --          --
                                           --------     --------     --------      -------     -------
Operating income........................      8,445       36,617       70,306        8,295       8,719
Other income (expense):
  Interest expense......................     (1,859)      (6,924)     (40,004)        (482)       (684)
  Other, net............................        291        1,110          674           38         625
                                           --------     --------     --------      -------     -------
Income before minority interest and
  income taxes..........................      6,877       30,803       30,976        7,851       8,660
Minority interest.......................         --         (497)      (3,006)          --          --
                                           --------     --------     --------      -------     -------
Income before income taxes..............      6,877       30,306       27,970        7,851       8,660
Income taxes............................      2,768       12,416       11,328        3,097       3,367
                                           --------     --------     --------      -------     -------
Net income..............................   $  4,109     $ 17,890     $ 16,642      $ 4,754     $ 5,293
                                           ========     ========     ========      =======     =======
Basic and diluted net income per
  share.................................   $   0.52     $   1.60     $   0.99      $  0.60     $  0.55
                                           ========     ========     ========      =======     =======
Weighted average common shares
  outstanding...........................      7,928       11,194       16,855        7,968       9,610
                                           ========     ========     ========      =======     =======

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  NUMBER OF    COMMON   ADDITIONAL   RETAINED   TREASURY
                                    SHARES     STOCK     CAPITAL     EARNINGS    STOCK      TOTAL
                                  ----------   ------   ----------   --------   --------   --------
Balance at August 31, 1995......   7,423,436    $ 74     $     --    $16,892    $    --    $ 16,966
  Stock option grants to
     executives.................          --      --        4,231         --         --       4,231
  Exercise of employee stock
     options....................     544,274       5           --         (1)        --           4
  Purchase of treasury stock,
     217,710 shares, at cost....          --      --           --         --     (2,076)     (2,076)
  Tax benefit of stock option
     grants to executives.......          --      --          405         --         --         405
  Net income....................          --      --           --      4,109         --       4,109
                                  ----------    ----     --------    -------    -------    --------
Balance at August 31, 1996......   7,967,710      79        4,636     21,000     (2,076)     23,639
  Shares sold in initial public
     offering...................   2,700,000      27       29,312         --         --      29,339
  Shares issued to employees
     under the Annual Incentive
     Compensation Plan..........       1,807      --           21         --         --          21
  Net income for the four months
     ended December 31, 1996....          --      --           --      5,293         --       5,293
                                  ----------    ----     --------    -------    -------    --------
Balance at December 31, 1996....  10,669,517     106       33,969     26,293     (2,076)     58,292
  Shares sold in secondary
     offering, net of
     expenses...................   2,200,000      22       38,319         --         --      38,341
  Shares issued in connection
     with acquisition (Note
     2).........................   4,099,150      41       60,309         --         --      60,350
  Retirement of treasury
     shares.....................    (217,710)     (2)      (2,074)        --      2,076          --
  Net income....................          --      --           --     17,890         --      17,890
                                  ----------    ----     --------    -------    -------    --------
Balance at December 31, 1997....  16,750,957     167      130,523     44,183         --     174,873
  Shares issued in connection
     with acquisition (Note
     2).........................     150,000       1        2,249         37         --       2,287
  Shares issued in connection
     with the Employee Stock
     Purchase Plan..............      20,145       1          282         --         --         283
  Shares issued in connection
     with the Omnibus Securities
     Plan.......................       6,840      --          112         --         --         112
  Net income....................          --      --           --     16,642         --      16,642
                                  ----------    ----     --------    -------    -------    --------
Balance at December 31, 1998....  16,927,942    $169     $133,166    $60,862    $    --    $194,197
                                  ==========    ====     ========    =======    =======    ========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED       YEAR ENDED           FOUR MONTHS ENDED
                                                             AUGUST 31,      DECEMBER 31,            DECEMBER 31,
                                                             ----------   -------------------     -------------------
                                                                1996        1997       1998         1995       1996
                                                             ----------   --------   --------     --------   --------
                                                                                               (UNAUDITED)
Operating activities:
  Net income..............................................    $  4,109    $ 17,890   $ 16,642     $  4,754   $  5,293
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization.........................       6,873      15,551     55,482        1,682      3,202
    (Gain) loss on disposal of property and equipment.....         589      (1,461)      (886)          --         --
    Deferred income taxes.................................         999      10,208     12,558           --        172
    Minority interest.....................................          --         497      3,006           --         --
    Stock option grants to executives.....................       4,231          --         --           --         --
    Changes in operating assets and liabilities:
      Trade accounts receivable...........................      (1,228)    (20,431)   (18,597)     (27,955)   (23,632)
      Inventory and aircraft supplies.....................      (1,615)     (5,196)   (15,004)        (299)    (1,076)
      Prepaid expenses and other..........................        (887)     (3,961)    (5,756)      (5,854)    (4,898)
      Accounts payable and accrued expenses...............       3,869       3,090     26,300       22,406     20,516
      Accrued maintenance reserves........................         297       5,961        813          281         50
                                                              --------    --------   --------     --------   --------
  Net cash provided by (used in) operating activities.....      17,237      22,148     74,558       (4,985)      (373)
  Investing activities:
    Purchase of Kalitta Companies, net of cash acquired...          --    (315,551)        --           --         --
    Proceeds from sale of assets..........................          --       1,817      6,916           --     18,508
    Redemption of restricted cash.........................          --          --     56,847           --         --
    Capital expenditures..................................     (33,538)   (115,014)  (217,179)        (175)   (13,795)
                                                              --------    --------   --------     --------   --------
  Net cash (used in) provided by investing activities.....     (33,538)   (428,748)  (153,416)        (175)     4,713
  Financing activities:
    Proceeds from 9.95% Senior Secured Notes, net.........          --     329,069         --           --         --
    Proceeds from issuance of common stock, net...........           5      38,342         --           --     29,338
    Proceeds from issuance of long-term debt, net.........      23,117      50,418      5,880        5,725      1,500
    Borrowings on Revolving Credit Facility, net..........          --      16,230     76,900           --         --
    Repayments of debt....................................      (3,187)    (36,512)    (4,373)      (1,011)   (13,643)
    Acquisition of treasury shares........................      (2,076)         --         --           --         --
    Distributions to minority interest....................          --        (320)    (2,420)          --         --
    Note receivable from shareholder......................          --         (41)        41           --         --
    Shares issued under Annual Incentive Compensation
      Plan................................................          --          --         --           --         22
    Tax benefit of stock option grant to executives.......         405          --         --           --         --
                                                              --------    --------   --------     --------   --------
  Net cash provided by financing activities...............      18,264     397,186     76,028        4,714     17,217
                                                              --------    --------   --------     --------   --------
  Net increase (decrease) in cash and cash equivalents....       1,963      (9,414)    (2,830)        (446)    21,557
  Cash and cash equivalents at beginning of period........       3,801      27,321     17,907        3,801      5,764
                                                              --------    --------   --------     --------   --------
  Cash and cash equivalents at end of period..............    $  5,764    $ 17,907   $ 15,077     $  3,355   $ 27,321
                                                              ========    ========   ========     ========   ========

                            See accompanying notes.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Kitty Hawk, Inc. and its subsidiaries (the "Company") provide air freight services through four related businesses: (i) an air freight carrier, (ii) a scheduled freight service provider, (iii) an air logistics service provider and
(iv) a maintenance operation. The air freight carrier provides ACMI services (includes supplying the aircraft, crew, maintenance, and insurance for the customer), passenger and freight charter services. The air logistics service provider arranges the delivery of time sensitive freight utilizing third parties as well as its own fleet of wide-body and narrow-body jet aircraft and small jet and prop aircraft. The scheduled freight service provides an overnight freight service within a network of approximately 46 North American cities and a service between Los Angeles, the Hawaiian islands and several Pacific Rim countries utilizing its own aircraft. The maintenance operation provides engine overhaul services to third parties on JT3 engines used on Douglas DC8s and JT8 engines used on Boeing 727s, Douglas DC9s and other aircraft. Revenues and costs of revenues related to the scheduled freight services and its small aircraft operations are currently reported as a component of the air freight carrier in the accompanying statements of income. The Company has discontinued its passenger charter operations and curtailed its third party maintenance operations. See Notes 14 and 19.

     In November 1997, the Company acquired the Kalitta Companies (see Note 2). The results of operations of the Kalitta Companies are included in the accompanying financial statements from November 19, 1997, the date of their acquisition by the Company.

     On December 4, 1996, the Company elected to change its fiscal year end to December 31. Operating results for the four month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a calendar year. Operating results for the four month period ended December 31, 1995 (unaudited) include all adjustments management believes are necessary for a fair presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include Kitty Hawk Charters, Inc., Kitty Hawk Aircargo, Inc., Aircraft Leasing, Inc., Kitty Hawk International, Inc. (formerly named American International Airways, Inc. ("AIA")), (including its partnership interest in American International Cargo ("AIC"), which at December 31, 1998 was a 60% interest), Flight One Logistics, Inc. ("FOL"), O.K. Turbines, Inc. ("OKT"), American International Travel, Inc. ("AIT") and Longhorn Solutions, Inc. ("LSI"). All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2.

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

                       KITTY HAWK, INC. AND SUBSIDIARIES

  Restricted Cash and Short-Term Investments

     At December 31, 1997 and 1998, restricted cash and short-term investments equaled approximately $58.6 million and $2 million, respectively. Of the balance at the end of 1997, $56 million represents a portion of the proceeds from the issuance of $340 million of 9.95% Senior Secured Notes due 2004 (the "Notes") (see Note 4) reserved for the acquisition and subsequent modification of two Boeing 747 aircraft, which were acquired and modified to cargo configuration during 1998 at a cost of approximately $75 million. These two aircraft are pledged to secure the Notes. The remaining $2.6 million at the end of 1997 of and the balance of $2 million at the end of 1998 represents passenger cash deposits held in escrow until charter services are provided. The Company has subsequently discontinued its passenger charter operations.

  Financial Instruments

     The fair value of the 9.95% Senior Secured Notes is approximately $333.2 million based on the quoted price at December 31, 1998. Based on floating interest rates provided in the remaining financial instruments, management believes the recorded value of the remaining financial instruments included in the financial statements approximates fair value.

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

Aircraft and engines:
  Boeing 747s...............................................  15-20 years
  Lockheed L-1011s..........................................  15 years
  Douglas DC-8s.............................................  2-10 years
  Boeing 727s...............................................  10 years
  Douglas DC-9s.............................................  10 years
  Other.....................................................  2-10 years
Machinery and equipment.....................................  3-12 years
Rotable aircraft parts......................................  7 years
Buildings and leasehold improvements........................  15-30 years

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

                       KITTY HAWK, INC. AND SUBSIDIARIES

  Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer's financial condition and, except in the case of passenger charters, the Company does not require a deposit or collateral. The Company's allowance for doubtful accounts is based on current market conditions and continuous evaluation of the customer's credit worthiness and has consistently been within management's expectations.

  Stock-Based Compensation

     The Company accounts for stock-based compensation utilizing Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS No. 123. See Note 8.

  Comprehensive Income

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Company's comprehensive income equals its net income as the Company has no elements of other comprehensive income.

  Reclassifications

     Certain amounts from prior years have been reclassified to conform to the current year presentation, including the reclassification of revenues and related costs of revenues for the Company's Christmas work for the United States Postal Service from air logistics to air freight carrier.

  Pending Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is assessing the impact that the adoption of SFAS 133 will have on its consolidated financial statements.

2. ACQUISITIONS

     On November 19, 1997, the Company acquired by merger all of the outstanding common stock of AIA, Kalitta Flying Service, Inc., FOL, OKT and AIT (collectively, the "Kalitta Companies") in exchange for 4,099,150 shares of the Company's common stock valued by an independent appraisal at approximately $60.3 million and $20 million in cash. The transaction has been accounted for as a purchase and accordingly the results of operations of the Kalitta Companies are included in the accompanying financial statements from November 19, 1997. See
Note 18. Since then, AIA has been renamed Kitty Hawk International, Inc. and Kalitta Flying Service, Inc. has been renamed Kitty Hawk Charters, Inc.

     In accordance with the merger agreement, $3 million in cash and 650,000 shares of the Company's common stock issued to the former owner of the Kalitta Companies are being held in escrow to secure certain indemnity obligations. Generally the Company cannot bring any indemnification claims after

                       KITTY HAWK, INC. AND SUBSIDIARIES

May 19, 2000, except the Company may make indemnity claims for certain environmental matters until May 19, 2001.

     In September 1997, as an interim step to the acquisition of the Kalitta Companies, the Company acquired 16 Boeing 727s from AIA for approximately $51 million cash. Of the $51 million, $45.9 million was financed with a note payable under the Company's existing credit facility. This note payable was subsequently refinanced upon the consummation of the acquisition of the Kalitta Companies. See Note 4.

     On June 26, 1998, the Company acquired all the outstanding stock of LSI in exchange for 150,000 shares of the Company's common stock, valued at $15 per share, which approximated market value at the date of acquisition. The transaction was accounted for as a purchase and accordingly the results of operations for the year ended December 31, 1998 include the results of operations of LSI from June 26, 1998. LSI has developed and markets an aircraft maintenance software package. No pro forma financial statements are provided for the acquisition of LSI due to the immateriality of the acquisition.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Aircraft and engines........................................    $498,517       $720,981
Aircraft work in process....................................      31,576         27,639
Machinery and equipment.....................................      20,619         23,664
Buildings and leasehold improvements........................      17,417         17,701
Rotable aircraft parts......................................       7,773         10,058
Construction in progress....................................       1,986            147
Other.......................................................         758          1,809
                                                                --------       --------
                                                                 578,646        801,999
Less accumulated depreciation...............................     (30,109)       (81,191)
                                                                --------       --------
          Net property and equipment........................    $548,537       $720,808
                                                                ========       ========

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

     Long-term debt and Revolving Credit Facility consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
9.95% Senior Secured Notes..................................    $340,000       $340,000
Term Loan...................................................      45,900         45,900
Revolving Credit Facility...................................      10,000         86,900
Other notes payable due in monthly installments with
  interest rates ranging from 6.6% to 10.5% with maturity
  dates ranging from 1999 through 2009......................       8,743         16,951
                                                                --------       --------
                                                                 404,643        489,751
Less current portion........................................       2,395         20,564
                                                                --------       --------
                                                                $402,248       $469,187
                                                                ========       ========

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Maturities of long-term debt at December 31, 1998 are as follows:

                                                         (IN THOUSANDS)
1999..................................................      $ 20,564
2000..................................................        11,727
2001..................................................        10,393
2002..................................................       106,733
2003..................................................            55
Thereafter............................................       340,279
                                                            --------
                                                            $489,751
                                                            ========

     In connection with the acquisition of the Kalitta Companies in November 1997, the Company privately placed the Notes pursuant to Rule 144A of the Securities Act of 1933. Net proceeds to the Company were $329.1 million. Costs incurred in issuing the Notes are being amortized over seven years. The net proceeds of the Notes, along with the net proceeds of a November 1997 3,000,000 share common stock offering, were used to (i) refinance approximately $33 million of existing Kitty Hawk debt and to pay off approximately $250 million of the Kalitta Companies' pre-acquisition debt, (ii) provide for $56 million of cash to acquire and modify two Boeing 747s and (iii) provide for $20 million of cash to acquire the Kalitta Companies. The balance was used for working capital and expenses incurred in connection with the acquisition.

     Interest on the Notes is due on May 15 and November 15. The Notes are secured by a fleet of aircraft including nine Boeing 747s, eight Lockheed L-1011s and 13 Boeing 727s. At December 31, 1998 the carrying value of the aircraft securing the Notes is approximately $415 million. Each of the Company's subsidiaries are guarantors of the Notes, excluding the Company's interest in AIC. The Company is in the process of dissolving AIC. Once AIC is dissolved, all of the Company's subsidiaries will be guarantors of the Notes. In March 1998, the Company concluded an exchange offer for the Notes thereby exchanging the Notes for new 9.95% Senior Secured Notes due 2004 (the "New Notes"). The form and terms of the New Notes are identical to the Notes, except the New Notes are registered under the Securities Act of 1933 and therefore do not bear a legend restricting their transfer.

     The New Notes provide for certain covenants which limit the amount of indebtedness of the Company and its subsidiaries, restrict the payment of dividends, restrict the selling of subsidiary stock and provide for an interest coverage ratio. As of December 31, 1998, the Company was in compliance with all applicable covenants.

     The New Notes are due in full in November 2004. However, at any time after November 15, 2001, the Company at its option may redeem the New Notes based on a percentage of the principal balance plus accrued and unpaid interest. The redemption rates are: (i) during the 12 month period beginning November 15, 2001, 104.975%, (ii) during the 12 month period beginning November 15, 2002, 102.488% and (iii) during the 12 month period beginning November 15, 2003, 100%. Additionally, any time prior to November 15, 2000, the Company may redeem up to 35% of the original principal amount of the New Notes with the proceeds of one or more public offerings at a redemption price of 109.95% plus accrued and unpaid interest, provided that at least $150 million of aggregate principal amount of the New Notes remains outstanding after each redemption.

     On November 19, 1997, the Company entered into a credit agreement (the "Credit Agreement") with a bank which provides for a $45.9 million Term Loan (the "Term Loan") and a $100 million Revolving Credit Facility (the "Revolver"). The proceeds of the Term Loan were used to fully refinance a note previously entered into in September 1997, the proceeds of which were used to acquire 16 Boeing 727s from AIA prior to the acquisition of the Kalitta Companies (see Note
2). The Term Loan is

                       KITTY HAWK, INC. AND SUBSIDIARIES
due in 16 quarterly principal installments of $2.25 million each beginning in March 1999, with the balance due upon maturity in November 2002. Except as provided below, the Term Loan bears interest at the Company's option at either prime plus 0% to 1.5% or LIBOR plus 1.25% to 3% (margins above prime and LIBOR are based on certain financial covenant performance as defined in the Credit Agreement). The applicable rate at December 31, 1998 was 8.5%.

     Borrowings under the Revolver provide the Company with cash availability for working capital and general corporate purposes. Except as provided below, advances under the Revolver bear interest at the Company's option at either prime plus 0% to 1.25% or LIBOR plus 1.25% to 2.75% (margins above prime and LIBOR are based on certain financial covenant performance as defined in the Credit Agreement). The applicable rate at December 31, 1998 was 9.5%. All principal balances outstanding under the Revolver are due in full upon maturity in November 2002. Balances drawn on the Revolver are subject to certain borrowing base provisions as defined. The borrowing base at December 31, 1998 was $93.9 million (including an increase of $30 million to the borrowing base as a result of an amendment to the Credit Agreement ("the Amendment") on December 10, 1998). Available borrowings as of December 31, 1998 were approximately $6.1 million.

     In connection with the Amendment, the Company pledged 11 Douglas DC-8-60s and eight Douglas DC-8-50s under the Credit Facility and Term Loan. The Company can request WFB to release its liens on the Douglas DC-8-50 aircraft at any time in connection with a sale of the aircraft for full and fair consideration. With respect to the Douglas DC-8-60 aircraft, the Company can request WFB to release its liens on the Douglas DC-8-60s after first repaying the amount it borrowed, if any, under the Amendment's $30 million increase to the borrowing base. Prior to December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s except in connection with a sale of the aircraft for full and fair consideration. After December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s unless the Company meets specified financial criteria.

     The Amendment's increase in the borrowing base is available through January 1, 2000, or until earlier terminated by the Company ("Loan Pricing Increase Period"). During the Loan Pricing Increase Period, the interest rate of the Term Loan and the Revolver is either prime plus 1.75% or LIBOR plus 3.25%, regardless of financial covenant performance. Upon termination of this borrowing base increase, the interest rates on the Term Loan and the Revolver revert to those stated above.

     The balances outstanding under the Credit Agreement are secured by 15 Boeing 727s and 19 Douglas DC-8s with a total combined carrying value of approximately $134 million at December 31, 1998, cash, accounts receivable, rotable parts, inventory, intangibles and contract rights of the Company, and the stock of each of the Company's subsidiaries, not including the Company's interest in AIC. Each of the Company's subsidiaries are guarantors on the Credit Agreement, exclusive of AIC. Costs incurred in connection with the Credit Agreement are being amortized over a period of five years. The Credit Agreement allows for up to $20 million of outstanding letters of credit, subject to the borrowing base provisions, as defined. As of December 31, 1998, the Company had approximately $0.9 million of letters of credit outstanding. Borrowings under the Credit Agreement are subject to certain financial covenants, including a funded debt to EBITDA ratio, a minimum debt service coverage ratio and limitations on capital expenditures. As of December 31, 1998, the Company was in compliance with all covenants under the Credit Agreement.

     The Company made total cash interest payments of $1.8 million, $3.1 million, $40.7 million and $664,000 during fiscal year ended August 31, 1996, the fiscal years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively. Interest expense capitalized during fiscal years ended December 31, 1997 and 1998, was $325,000 and $3.4 million, respectively.

                       KITTY HAWK, INC. AND SUBSIDIARIES

5. INCOME TAXES

     The provision for income taxes consists of the following:

                                         YEAR ENDED      YEAR ENDED       FOUR MONTHS ENDED
                                         AUGUST 31,     DECEMBER 31,        DECEMBER 31,
                                         ----------   -----------------   -----------------
                                            1996       1997      1998           1996
                                         ----------   -------   -------   -----------------
                                                           (IN THOUSANDS)
Current income tax provision (benefit):
  Federal..............................    $1,352     $ 1,340   $  (544)       $2,769
  State................................       417         868      (686)          426
                                           ------     -------   -------        ------
          Total current income tax
            provision (benefit)........     1,769       2,208    (1,230)        3,195
                                           ------     -------   -------        ------
Deferred income tax:
  Federal..............................       758       8,076    10,890           141
  State................................       241       2,132     1,668            31
                                           ------     -------   -------        ------
          Total deferred income tax....       999      10,208    12,558           172
                                           ------     -------   -------        ------
                                           $2,768     $12,416   $11,328        $3,367
                                           ======     =======   =======        ======

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                         YEAR ENDED      YEAR ENDED       FOUR MONTHS ENDED
                                         AUGUST 31,     DECEMBER 31,        DECEMBER 31,
                                         ----------   -----------------   -----------------
                                            1996       1997      1998           1996
                                         ----------   -------   -------   -----------------
                                                           (IN THOUSANDS)
Income tax computed at statutory
  rate.................................    $2,338     $10,607   $ 9,790        $3,031
  State income taxes, net of federal
     benefit...........................       434       1,968       638           298
  Non-deductible expenses, principally
     meals.............................        --          --     1,244            --
  Other, net...........................        (4)       (159)     (344)           38
                                           ------     -------   -------        ------
          Total........................    $2,768     $12,416   $11,328        $3,367
                                           ======     =======   =======        ======

     The components of the net deferred tax liabilities recognized on the accompanying balance sheets are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax liabilities:
  Property and equipment....................................   $(100,183)     $(131,890)
  Other.....................................................      (1,541)        (9,015)
                                                               ---------      ---------
          Total deferred tax liabilities....................    (101,724)      (140,905)
                                                               ---------      ---------
Deferred tax assets:
  Airframe reserves.........................................       6,974          7,155
  Non deductible accruals...................................       9,232          8,749
  Net operating loss carryforward...........................         441         24,878
  Other.....................................................       1,722          2,950
                                                               ---------      ---------
          Total deferred tax assets.........................      18,369         43,732
                                                               ---------      ---------
          Net deferred tax liability........................   $ (83,355)     $ (97,173)
                                                               =========      =========

                       KITTY HAWK, INC. AND SUBSIDIARIES

     At December 31, 1998, the Company has approximately $69 million of federal net operating loss carryforwards which begin to expire in 2018. The Company has approximately $1.2 million of state net operating losses as of December 31, 1998.

     The Company made cash income tax payments of $2.1 million, $3.6 million, $817,000 and $571,000 during fiscal year ended August 31, 1996, the fiscal years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

     In December 1996, the Company sold at cost two recently acquired and modified Boeing 727 aircraft to a third party and entered into a 12 month operating lease agreement for such aircraft commencing January 1, 1997. The lease provided for monthly lease payments of approximately $252,000, and five successive one year renewal options. The Company has an option to purchase the aircraft at the end of each year, and guarantees to the lessor certain minimum sale values if the Company elects not to renew the lease or exercise its purchase option. On each of January 1, 1998 and 1999, the Company elected to renew the lease for another year. Lease expense during 1997 and 1998 was approximately $3.03 million for each year.

     The Company also leases a Boeing 727 aircraft in cargo configuration under a seven year operating lease at a monthly rate of $50,000. The lease expires in 2003. Lease expense during 1997 and 1998 was $450,000 and $600,000, respectively.

     In August 1998, the Company leased 3 Boeing 727 aircraft in cargo configuration under a six year operating lease at a monthly rate of $184,000. The lease expires in 2004. Lease expense during 1998 was $921,000.

     The Company also leases office buildings, hangars, cargo storage and related facilities under noncancelable operating leases which expire on various dates through 2011. See also Note 9. In addition, the Company periodically leases aircraft and other equipment under month-to-month lease agreements. Total rent expense during 1997 (including lease expense incurred from the acquisition of the Kalitta Companies from November 19, 1997 through December 31, 1997) and 1998 was approximately $809,000 and $7.7 million, respectively.

     Minimum annual rentals at December 31, 1998 are as follows:

                                                         (IN THOUSANDS)
1999...................................................     $ 7,824
2000...................................................       3,990
2001...................................................       3,730
2002...................................................       3,695
2003...................................................       3,702
Thereafter.............................................       5,869
                                                            -------
                                                            $28,810
                                                            =======

     The Company currently leases its sorting space for its overnight freight service at the Hulman Regional Airport in Terre Haute, Indiana on a month to month basis until the Company relocates its sorting center to Fort Wayne, Indiana in the summer of 1999. The move to Fort Wayne is due to the lack of available expansion space and the limited airport facilities in Terre Haute. During fiscal years 1997 and 1998, the Company incurred rent expense in Terre Haute of $60,000 and $499,000, respectively.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Airline operators must comply with Federal Aviation Administration noise regulations primarily promulgated under the Airport Noise and Capacity Act of 1990 (the "Noise Regulations"). Currently, the Company is in compliance with the Noise Regulations. The Company owns 71 aircraft and leases 6 aircraft which are affected by the Noise Regulations of which 55 are currently in compliance with Stage III noise control standards of the Noise Regulations or are currently being modified to be in compliance with such standards. Any aircraft not in compliance with the Noise Regulations by January 1, 2000 may not be operated in the United States until it complies with such standards. European countries have similar regulations.

     The Company has elected not to modify 13 of its Douglas DC-8 aircraft to meet the Noise Regulation standards because the estimated cost exceeds the economic benefits of such modifications. These aircraft will be removed from its fleet in the United States before January 1, 2000.

     The Company currently has eight Boeing 727 aircraft and one Douglas DC-9 aircraft which do not comply with the Noise Regulation standards. The Company intends to modify these aircraft during 1999 at an approximate aggregate cost of $15.9 million, not including aircraft downtime.

     The Company is currently unaware of any environmental contamination for which the Company is liable for the cost of removal or cleanup. Until May 2001, Conrad A. Kalitta, the former owner of the Kalitta Companies, has agreed, subject to certain limitations, to indemnify the Company against any losses arising from any environmental liability at any of the Kalitta Companies facilities which were acquired in November 1997.

     Directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis may cause certain of the Company's aircraft to be subject to extensive aircraft examinations and/or structural inspections and modifications to address problems of corrosion and structural fatigue, among other things. Directives applicable to the Company's fleet can be issued at any time in the future. The cost of complying with such potential future Directives and Service Bulletins cannot currently be estimated, but could be substantial.

     The Company operates a fleet of 31 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a Directive, directed at the structural strength of the aircraft floor, which limits the cargo capacity of these Boeing 727s until certain modifications are made. The weight limitations involve lowering the average capacity of the cargo positions from 8,000 pounds to 4,000 pounds and after June 2001, to 3,000 pounds.

     To address this problem, during 1998, the Company purchased one of the Supplemental Type Certificates ("STCs") which was used to convert five of the Company's aircraft from passenger to cargo configuration. The Company has received authority from the FAA to modify these five Boeing 727 aircraft to raise the permissible weight of each cargo container position to approximately 6,000 pounds. The modifications will occur in the Company's maintenance facilities and will take approximately three to four days with an anticipated cost between $25,000 and $50,000, not including aircraft downtime. The Company has applied to the FAA for the authority to modify the remaining fleet of Boeing 727 aircraft to raise the permissible weight per cargo container position to approximately 6,000 pounds. These modifications are not expected to have a material adverse effect of the Company's results of operations or financial position.

7. LEGAL PROCEEDINGS

     In the normal course of business, the Company is a party to various matters of litigation. In the opinion of management, none of these matters will have a material adverse effect on the Company's financial condition or results of operations.

                       KITTY HAWK, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY

     During the fiscal year ended August 31, 1996, the Company canceled 245,708 of the options outstanding and granted to an executive a non-qualified option to purchase 390,707 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. In June 1996, the Company canceled the remaining 92,140 options outstanding and granted to another executive a non-qualified option to purchase 153,567 shares of common stock at $0.01 per share. The new option had a term of nine years and was fully vested. On June 26, 1996, the executives fully exercised their options. Based on an independent appraisal commissioned by the Company, the fair value of the options of $4.2 million is reflected as a charge to earnings in the accompanying statement of income for the year ended August 31, 1996.

     The Company has an Annual Incentive Compensation Plan (the "Compensation Plan") under which the Compensation Committee awards semi-annual bonuses to employees of the Company. The aggregate amount of bonuses available for award is limited to 10% of the Company's income before income taxes and the bonuses to be paid under the Compensation Plan. The Company may elect to pay the full amount of the bonuses in common stock, which is limited to total stock distributions of 200,000 shares of common stock. As of December 31, 1998, 198,193 shares were available for distribution under the Compensation Plan.

     The Company also has an Employee Stock Purchase Plan under which up to 100,000 shares of the Company's common stock are reserved for purchase by Company employees. The Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 15% of their gross earnings subject to specified limitations. Shares are purchased by participants at the lower of 85 percent of the fair market value per share at the beginning or end of each offering period. During 1998 and in January 1999, 20,145 shares and 68,045 shares, respectively, were issued under the plan, leaving 11,810 shares available under the plan.

     Additionally, the Company has an Omnibus Securities Plan (the "Omnibus Plan") under which 300,000 shares of its common stock are reserved for issuance to its employees and members of its board of directors. The Omnibus Plan is administered by the Company's Compensation Committee which may grant stock based and non-stock based compensation to the Omnibus Plan participants. In March 1998, 6,840 total shares of common stock were issued to current and former members of the Board of Directors for services performed during 1996 and 1997. During 1998, stock options covering 280,000 shares of common stock were granted to employees and directors with an exercise price equal to the fair value of the common stock on the date of grant. All of the options issued under the Omnibus Plan have a 10 year term and vest over no more than four years.

     Transactions during 1998 under the Omnibus Plan were as follows:

                                                                           WEIGHTED
                                                               OMNIBUS     AVERAGE
                                                              SECURITIES   EXERCISE
                                                                 PLAN       PRICE
                                                              ----------   --------
Balance, December 31, 1997..................................        --          --
  Granted...................................................   280,000      $11.56
  Forfeited.................................................        --          --
  Expired...................................................        --          --
  Exercised.................................................        --          --
                                                               -------      ------
Balance, December 31, 1998..................................   280,000      $11.56
                                                               =======      ======

     In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards issued with exercise prices at least equal to the current market value on the date of

                       KITTY HAWK, INC. AND SUBSIDIARIES
grant. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant date value of options granted during 1998 was estimated to be $6.36 under the Omnibus Plan and $6.05 under the Employee Stock Purchase Plan. This value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 0.67, risk free interest rate of 5.5%, expected life of 4 years (Omnibus Plan) and 6 months (Employee Stock Purchase Plan) and expected dividend yield of 0%.

     In April 1998, the Company granted its President options to purchase 400,000 shares of common stock outside any of the Company's established plans with an exercise price of $16.75 per share, the market value of the Company's common stock on the date of the grant. In February 1999, the Company canceled these options and granted its President options to purchase 400,000 shares of common stock with an exercise price of $16.75 pursuant to the Kitty Hawk, Inc. 1999 Executive Stock Option Plan. The grant date value of these options was estimated to be $3.39 using the Black-Scholes option pricing model with the following assumptions: expected volatility of .67, risk free interest rate of 5.50%, expected life of 4 years and expected dividend yield of 0%.

     Had compensation expense been recorded based on these hypothetical values, the Company's 1998 net income would have been $15.5 million, or $.92 per share on a diluted basis. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations. Because no options were granted or outstanding during 1997 and the options granted during 1996 were compensatory, no supplemental disclosures under FAS 123 are necessary for 1997 and 1996.

     Summarized information about stock options outstanding under the Omnibus Plan at December 31, 1998 is as follows:

                                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       --------------------------------------   -------------------------
                                                       WEIGHTED-
                                          NUMBER        AVERAGE     WEIGHTED-       NUMBER       WEIGHTED
                                       OUTSTANDING     REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
RANGE OF                               DECEMBER 31,   CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES                            1998          LIFE         PRICE          1998         PRICE
---------------                        ------------   -----------   ---------   --------------   --------
$10.31 to $11.63.....................     230,000     9.86 years     $10.43          7,500        $10.31
$16.75...............................      50,000     9.32            16.75         50,000         16.75
                                         --------                                   ------
$10.31 to $16.75.....................     280,000     9.76 years     $11.56         57,500        $15.91
                                         ========                                   ======

At December 31, 1998, 13,160 shares were available for future grants under the Omnibus Plan.

9. RELATED PARTY TRANSACTIONS

     Until February 1997, the Company leased its primary office and maintenance space in Dallas, Texas under an operating lease from a person who was at the time a member of the Company's Board of Directors until August 1997. Rent expense under this lease was, $255,000, $21,000 and $84,000 for the fiscal year ended August 31, 1996, the year ended December 31, 1997 and for the four months ended December 31, 1996, respectively. Under the lease agreement, the Company had the option to purchase the office facilities and the landlord's interest in the associated ground lease at any time prior to March 1, 1997. In February 1997, the Company exercised its option and purchased the facility and the interest in the ground lease for $1.76 million.

     As a result of the acquisition of the Kalitta Companies, one of the Company's vendors became a related party as the vendor is owned by a relative of the former owner of the Kalitta Companies. The Kalitta Companies also leased certain aircraft to this vendor as well as provided ground handling services in certain locations. Additionally, the Company used this related company for subcharter flight and lift

                       KITTY HAWK, INC. AND SUBSIDIARIES
capacity for the Company's overnight scheduled cargo service. Total revenues earned during 1997 (subsequent to the acquisition of the Kalitta Companies) were approximately $379,000 with related accounts receivable of approximately $813,000 as of December 31, 1997. Subsequent to the acquisition of the Kalitta Companies, the Company incurred approximately $1.8 million of expenses with this related party during 1997 and owed approximately $200,000 to this related party at December 31, 1997. In 1998, the Company sold a DC-8 to this company for $1 million. The Company recognized no gain or loss on the transaction.

     In September 1998, the Company leased 4 JT9 engines from a company owned by the former owner of the Kalitta Companies. The lease expired in January 1999. Total lease expense incurred during 1998 was $834,000. At December 31, 1998, the Company owed $343,000 to the leasing company.

     Prior to December 31, 1998, the Company leased an office facility from a company owned by the former owner of the Kalitta Companies and two of his relatives. The Company terminated the lease during October 1998. Rent expense incurred from November 19, 1997 through December 31, 1997 and for fiscal year 1998 was $143,000 and $295,000, respectively.

     In connection with the acquisition of the Kalitta Companies, the Company entered into an agreement to sponsor the racing activities of a racing team owned by the former owner of the Kalitta Companies. The agreement provides for annual payments of up to $2 million for two years and expires in November 1999.

10. EMPLOYEE COMPENSATION PLANS AND ARRANGEMENTS

     The Company has three retirement savings plan under Section 401(k) of the Internal Revenue Code which cover substantially all employees meeting minimum service requirements. Under the plans, voluntary contributions are made by employees and the Company provides matching contributions based upon the employees' contribution. The Company incurred $160,000, $308,000, $841,000 and $56,000 in matching contributions related to this plan during fiscal year ended August 31, 1996, the fiscal years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively.

11. SIGNIFICANT CUSTOMERS

     The Company provided air logistics services to one customer which accounted for approximately 41%, 18%, 7.7% and 16.8% of its total revenues in the fiscal year ended August 31, 1996, the years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively. The contract for these services is effective through May 31, 2000; however, such contract may be canceled by either party with 30 days notice. The Company provided air freight carrier services to one customer which accounted for approximately 10.8%, 18%, 10% and 11.9% of its total revenues in the fiscal year ended August 31, 1996, the years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively. Another air freight carrier customer accounted for approximately 15%, 18%, 16.8% and 44% of the Company's total revenues in the fiscal year ended August 31, 1996, the years ended December 31, 1997 and 1998 and for the four months ended December 31, 1996, respectively. Related accounts receivable from this customer at December 31, 1997 and 1998 were approximately $44.5 million and $68.7 million, respectively.

                       KITTY HAWK, INC. AND SUBSIDIARIES

12. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                                               FOUR MONTHS ENDED
                                      YEAR ENDED   YEAR ENDED DECEMBER 31,       DECEMBER 31,
                                      AUGUST 31,   -----------------------   ---------------------
                                         1996         1997         1998        1995        1996
                                      ----------   ----------   ----------   ---------   ---------
Numerator for basic and diluted net
  income per share (in thousands)...  $   4,109    $   17,890   $   16,642   $   4,754   $   5,293
                                      =========    ==========   ==========   =========   =========
Denominator:
Denominator for basic net income per
  share -- weighted-average shares
  outstanding.......................  7,927,856    11,193,899   16,846,712.. 7,967,710   9,609,920
Effect of dilutive employee stock
  options...........................         --            --        7,793          --          --
                                      ---------    ----------   ----------   ---------   ---------
Denominator for diluted net income
  per share -- adjusted
  weighted-average shares
  outstanding.......................  7,927,856    11,193,899   16,854,505.. 7,967,710   9,609,920
                                      =========    ==========   ==========   =========   =========
Basic net income per share..........  $    0.52    $     1.60   $     0.99   $    0.60   $    0.55
                                      =========    ==========   ==========   =========   =========
Diluted net income per share........  $    0.52    $     1.60   $     0.99   $    0.60   $    0.55
                                      =========    ==========   ==========   =========   =========

     The weighted average number of common shares outstanding during the year ended August 31, 1996 includes the effect of options to purchase 390,707 and 153,567 shares of the Company's common stock at $0.01 granted to certain executives in December 1995 and June 1996, respectively, in accordance with Securities and Exchange Commission Staff Accounting Bulletin 98. The weighted average number of common shares outstanding at December 31, 1998 excludes the effect of options to purchase 460,000 shares of the Company's common stock because their exercise prices were higher than the market price of the common stock.

     On June 28, 1996 the Company approved a 1.2285391-for-1 stock split effected as a stock dividend. All references to common stock and per share data have been restated to give effect to the split.

13. COLLECTIVE BARGAINING AGREEMENTS

     Approximately 13% of the Company's employees, consisting of pilots and flight engineers are members of the International Brotherhood of Teamsters ("Teamsters") and are employed pursuant to a Collective Bargaining Agreement. The Collective Bargaining Agreement became amendable on August 29, 1997, but remains in effect while the parties are in negotiations for a successor collective bargaining agreement. Although the Company and the Teamsters have commenced "interest-based" bargaining, there can be no assurance that a new Collective Bargaining Agreement can be reached or that negotiations will not result in work stoppages, substantial increases in salaries or wages, changes in work rules or other changes adverse to the Company.

14. BUSINESS SEGMENT DATA

     The Company operates four principal businesses: an air freight carrier, a scheduled freight service provider, an air logistics service provider and a maintenance operation. Each of these is a business segment, with its respective financial performance detailed below. Included in each are intersegment transactions for revenues and costs of revenues which generally approximate market prices. Each business segment is currently evaluated on financial performance at the operating income line.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     The Company's air freight carrier provides services to third parties under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, the air freight carrier performs ad hoc charters for the air logistics service provider. The air freight carrier is further divided into a wide-body division (Kitty Hawk International, Inc., formerly AIA) and a narrow-body division (Kitty Hawk Aircargo, Inc.). The air freight carrier also provided passenger charters during fiscal years 1997 and 1998. The Company has recently eliminated its passenger charter division.

     The Company's scheduled freight service consists of an overnight freight service provider operating in a network of approximately 46 North American cities, as well as a service between Los Angeles, the Hawaiian Islands and several Pacific Rim countries.

     The Company's air logistics service provider arranges the delivery of time sensitive freight within North America principally the United States. Also included in this segment is the Company's fleet of small jet and prop aircraft. The air logistics service provider utilizes third party aircraft as well as its own fleet of small aircraft and the fleet of the air freight carrier.

     The Company's maintenance operation provides engine overhauls for third parties as well as for the Company's aircraft. The Company has recently curtailed its third party maintenance operation to provide only engine overhauls on JT3 engines for Douglas DC8s and JT8 engines for Boeing 727s and Douglas DC9s. The Company's maintenance operation also provides airframe repairs for the Company's Boeing 727s and Douglas DC-9s.

     The other category consists of corporate activities as well as activities of LSI.

     Business assets are owned by or allocated to each of the business segments. Assets included in other include cash, investment in subsidiaries and deferred income taxes.

                                 ACMI       ACMI        TOTAL
                                WIDE-     NARROW-    AIR FREIGHT      AIR      SCHEDULED              INTERSEGMENT   CONSOLIDATED
                                 BODY       BODY       CARRIER     LOGISTICS    FREIGHT     OTHER     ELIMINATIONS     BALANCE
                               --------   --------   -----------   ---------   ---------   --------   ------------   ------------
FISCAL YEAR ENDED DECEMBER
  31, 1998
Revenue from external
  customers..................  $219,799   $170,298    $390,097     $158,136    $166,533    $    171                    $714,937
Revenue for intersegment
  operations.................   144,328     36,019     180,347        2,690       1,454          56    $(184,547)            --
Depreciation and
  amortization...............    32,504     18,051      50,555        1,919         544       2,464                      55,482
Operating income.............    12,988     33,156      46,144       13,125      14,252      (3,215)                     70,306
Interest expense.............                                                                                           (40,004)
Other income (expense).......                                                                                               674
Income before minority
  interest and taxes.........                                                                                          $ 30,976
Total assets.................  $677,068   $238,369    $915,437     $101,210    $ 30,549    $566,111    $(630,722)      $982,585
Total capital expenditures...  $159,030   $ 55,016    $214,046     $  2,253    $    666    $    214                    $217,179
FISCAL YEAR ENDED DECEMBER
  31, 1997
Revenue from external
  customers..................  $ 27,299   $112,522    $139,821     $ 91,151    $ 18,871    $     --                    $249,843
Revenue for intersegment
  operations.................    20,128     16,205      36,333        1,366         118          --    $ (37,817)            --
Depreciation and
  amortization...............     3,048     11,787      14,835          474         107         135                      15,551
Operating income.............     4,493     30,775      35,268        4,410       1,270      (4,331)                     36,617
Interest expense.............                                                                                            (6,924)
Other income (expense).......                                                                                             1,110
Income before minority
  interest and taxes.........                                                                                          $ 30,803
Total assets.................  $490,444   $146,712    $637,156     $ 63,186    $ 28,527    $472,788    $(364,911)      $836,746
Total capital expenditures...  $  6,616   $107,856    $114,472     $    541    $      1    $     --                    $115,014

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                 ACMI       ACMI        TOTAL
                                WIDE-     NARROW-    AIR FREIGHT      AIR      SCHEDULED              INTERSEGMENT   CONSOLIDATED
                                 BODY       BODY       CARRIER     LOGISTICS    FREIGHT     OTHER     ELIMINATIONS     BALANCE
                               --------   --------   -----------   ---------   ---------   --------   ------------   ------------
FISCAL YEAR ENDED AUGUST 31,
  1996
Revenue from external
  customers..................  $     --   $ 51,870    $ 51,870     $ 90,545    $     --    $     --                    $142,415
Revenue for intersegment
  operations.................        --     18,750      18,750           --          --          --    $ (18,750)            --
Depreciation and
  amortization...............        --      6,755       6,755          118          --          --                       6,873
Operating income.............        --      9,497       9,497        4,864          --      (5,916)                      8,445
Interest expense.............                                                                                            (1,859)
Other income (expense).......                                                                                               291
Income before minority
  interest and taxes.........                                                                                          $  6,877
Total assets.................  $     --   $115,653    $115,653     $ 24,199    $     --    $  7,050    $ (67,075)      $ 79,827
Total capital expenditures...  $     --   $ 33,369    $ 33,369     $    169    $     --    $     --                    $ 33,538
FOUR MONTHS ENDED DECEMBER
  31, 1996
Revenue from external
  customers..................  $     --   $ 40,881    $ 40,881     $ 19,105    $     --    $     --                    $ 59,986
Revenue for intersegment
  operations.................        --      2,648       2,648           --          --          --    $  (2,648)            --
Depreciation and
  amortization...............        --      3,138       3,138           64          --          --                       3,202
Operating income.............        --      9,117       9,117          708          --      (1,106)                      8,719
Interest expense.............                                                                                              (684)
Other income (expense).......                                                                                               625
Income before minority
  interest and taxes.........                                                                                          $  8,660
Total assets.................  $     --   $147,282    $147,282     $ 20,753    $     --    $ 37,597    $ (82,604)      $123,028
Total capital expenditures...  $     --   $ 13,584    $ 13,584     $    211    $     --    $     --                    $ 13,795
FOUR MONTHS ENDED DECEMBER
  31, 1995 (UNAUDITED)
Revenue from external
  customers..................  $     --   $ 29,659    $ 29,659     $ 40,069    $     --    $     --                    $ 69,728
Revenue for intersegment
  operations.................        --      7,073       7,073           --          --          --    $  (7,073)            --
Depreciation and
  amortization...............        --      1,637       1,637           45          --          --                       1,682
Operating income.............        --      7,674       7,674        1,738          --      (1,117)                      8,295
Interest expense.............                                                                                              (482)
Other income (expense).......                                                                                                38
Income before minority
  interest and taxes.........                                                                                          $  7,851
Total assets.................  $     --   $ 80,303    $ 80,303     $ 22,235    $     --    $  2,203    $ (24,631)      $ 80,110
Total capital expenditures...  $     --   $    173    $    173     $      2    $     --    $     --                    $    175

     The Company does not separately report results of its maintenance operation and related asset information to the Company's chief operating decision maker. Accordingly, financial data for the maintenance operation is included under the ACMI Wide-Body and Air Logistics caption above. Third party maintenance revenue included under the ACMI Wide-Body and Air Logistics captions above amounted to $18.4 million and $12.7 million for the fiscal year ended December 31, 1998, respectively, and $2.1 million and $0 for the fiscal year ended December 31, 1997, respectively.

     The Company's air freight carrier and scheduled freight services operate internationally. The air logistics service operates mainly in North America, principally the United States. The following table breaks out total revenues earned in North America, principally the United States, and the rest of the

                       KITTY HAWK, INC. AND SUBSIDIARIES
world, as revenues from no one country, other than the United States, exceeded 10% of the Company's total revenues.

                                                                 YEARS ENDED
                                                                DECEMBER 31,          FOUR MONTHS
                                             YEAR ENDED      -------------------         ENDED
                                           AUGUST 31, 1996     1997       1998     DECEMBER 31, 1996
                                           ---------------   --------   --------   -----------------
                                                                (IN THOUSANDS)
North America............................     $136,410       $226,591   $555,007        $54,828
Rest of the world........................        6,005         23,252    159,930          5,158
                                              --------       --------   --------        -------
                                              $142,415       $249,843   $714,937        $59,986
                                              ========       ========   ========        =======

     All of the Company's long-lived assets are based in North America.

15. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the issuance of the Notes in November 1997, each of the Company's subsidiaries, with the exception of AIC, (collectively, the "Guarantors") have fully and unconditionally and jointly and severally guaranteed (the "Guarantees") on a senior basis, the full and prompt performance of the Company's obligations under the Notes. The Guarantees are limited to the largest amount that would not render such Guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Guarantees rank senior in right of payment to any subordinated indebtedness and, except with respect to collateral, pari passu with all existing and future unsubordinated indebtedness of the Guarantors. Each of the Guarantors is a wholly-owned subsidiary of the Company.

     Supplemental financial information is presented for the fiscal years ended December 31, 1997 and 1998. No supplemental financial information is provided for the fiscal year ended August 31, 1996 and the four months ended December 31, 1996 because AIC, the only non-guarantor subsidiary, was not acquired by the Company until November 1997. the outstanding debt of the Company. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management believes that such information is not material to investors because the guarantees did not exist until 1997.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                               DECEMBER 31, 1997

                                     ASSETS

                                     KITTY HAWK,   SUBSIDIARIES       AIC
                                        INC.       EXCLUDING AIC     (NON-
                                      (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS    TOTAL
                                     -----------   -------------   ----------   ------------   --------
Cash and cash equivalents..........   $  6,620       $ 10,005       $ 1,282             --     $ 17,907
Restricted cash and short-term
  investments......................     56,000          2,629            --             --       58,629
Trade accounts receivable..........         --        114,395         9,632      $  (1,836)     122,191
Deferred income taxes..............         --         15,798            --             --       15,798
Inventory and aircraft supplies....         --         34,118            --             --       34,118
Prepaid expenses and other current
  assets...........................        646         24,860            90             --       25,596
                                      --------       --------       -------      ---------     --------
          Total current assets.....     63,266        201,805        11,004         (1,836)     274,239
Property and equipment, net........         --        547,976           561             --      548,537
Intercompany receivable............    312,553         17,820                     (330,373)          --
Investment in Guarantors...........     81,879             --                      (81,879)          --
Investment in AIC..................         --          6,271            --         (6,271)          --
Other assets, net..................     13,329            641            --             --       13,970
                                      --------       --------       -------      ---------     --------
          Total assets.............   $471,027       $774,513       $11,565      $(420,359)    $836,746
                                      ========       ========       =======      =========     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable...................   $    366       $ 44,058       $   587      $  (1,364)    $ 43,647
Accrued expenses...................      4,084         86,946           572           (474)      91,128
Intercompany payable...............     17,820        312,553            --       (330,373)          --
Accrued maintenance reserves.......         --         19,139            --             --       19,139
Current maturities of long-term
  debt.............................         --          2,395            --             --        2,395
                                      --------       --------       -------      ---------     --------
          Total current
            liabilities............     22,270        465,091         1,159       (332,211)     156,309
Revolving Credit Facility..........     10,000             --            --             --       10,000
Long-term debt.....................    340,000         52,248            --             --      392,248
Deferred income taxes..............         --         99,153            --             --       99,153
                                      --------       --------       -------      ---------     --------
          Total liabilities........    372,270        616,492         1,159       (332,211)     657,710
                                      --------       --------       -------      ---------     --------
Minority interest in AIC...........         --             --            --          4,163        4,163
Stockholders' equity
  Preferred stock..................         --             --            --             --           --
  Common stock.....................        167             --            --             --          167
  Additional capital...............    130,523         81,879         2,817        (84,696)     130,523
  Retained earnings................    (31,933)        76,142         7,589         (7,615)      44,183
                                      --------       --------       -------      ---------     --------
          Total stockholders'
            equity.................     98,757        158,021        10,406        (92,311)     174,873
                                      --------       --------       -------      ---------     --------
          Total liabilities and
            stockholders' equity...   $471,027       $774,513       $11,565      $(420,359)    $836,746
                                      ========       ========       =======      =========     ========

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                          KITTY HAWK,    SUBSIDIARIES       AIC
                                              INC.       EXCLUDING AIC     (NON-
                                            (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS    TOTAL
                                          ------------   -------------   ----------   ------------   --------
Revenue
  Air freight carrier...................    $    --        $174,576        $8,234       $(5,651)     $177,159
  Air logistics.........................         --          70,539            --            --        70,539
  Maintenance...........................         --           2,145            --            --         2,145
                                            -------        --------        ------       -------      --------
          Total revenues................         --         247,260         8,234        (5,651)      249,843
Costs of revenues
  Air freight carrier...................         --         126,832         6,776        (5,651)      127,957
  Air logistics.........................         --          65,921            --            --        65,921
  Maintenance...........................         --           1,813                                     1,813
                                            -------        --------        ------       -------      --------
          Total costs of revenues.......         --         194,566         6,776        (5,651)      195,691
                                            -------        --------        ------       -------      --------
Gross profit............................         --          52,694         1,458            --        54,152
General and administrative expenses.....      1,903          12,969           234            --        15,106
Non-qualified employee profit sharing
  expense...............................       (444)          2,873            --            --         2,429
                                            -------        --------        ------       -------      --------
Operating income........................     (1,459)         36,852         1,224            --        36,617
Other income (expense):
  Interest expense......................     (3,716)         (3,208)           --            --        (6,924)
  Other, net............................        735             356            19            --         1,110
                                            -------        --------        ------       -------      --------
Income before minority interest and
  income taxes..........................     (4,440)         34,000         1,243            --        30,803
Minority interest in AIC................         --              --            --          (497)         (497)
                                            -------        --------        ------       -------      --------
Income before income taxes..............     (4,440)         34,000         1,243          (497)       30,306
Income taxes............................     (1,776)         14,192            --            --        12,416
                                            -------        --------        ------       -------      --------
Net income..............................    $(2,664)       $ 19,808        $1,243       $  (497)     $ 17,890
                                            =======        ========        ======       =======      ========

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                         KITTY HAWK,   SUBSIDIARIES       AIC
                                            INC.       EXCLUDING AIC     (NON-
                                          (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS     TOTAL
                                         -----------   -------------   ----------   ------------   ---------
Cash provided by operating
  activities...........................   $(78,433)      $  99,040       $1,044         $497       $  22,148
Investing Activities:
  Purchase of Kalitta Companies, net of
     cash acquired.....................   (315,551)             --           --           --        (315,551)
  Proceeds from sale of assets.........         --           1,811            6           --           1,817
  Investment in AIC....................         --             977           --         (977)             --
  Capital expenditures.................         --        (115,014)          --           --        (115,014)
                                          --------       ---------       ------         ----       ---------
          Net cash provided by (used
            in) investing activities...   (315,551)       (112,226)           6         (977)       (428,748)
Financing Activities
  Proceeds from 9.95% Senior Secured
     Notes, net........................    329,069              --           --           --         329,069
  Proceeds from issuance of common
     stock, net........................     38,342              --           --           --          38,342
  Proceeds from issuance of long-term
     debt, net.........................         --          50,418           --           --          50,418
  Borrowings on Revolving Credit
     facility..........................     10,000           6,230           --           --          16,230
  Repayments of debt...................         --         (36,512)          --           --         (36,512)
  Net partner withdrawals..............         --              --         (800)         800              --
  Distributions to minority interest...         --              --           --         (320)           (320)
  Note receivable from shareholder.....         --             (41)          --           --             (41)
                                          --------       ---------       ------         ----       ---------
          Net cash provided by (used
            in) investing activities...    377,411          20,095         (800)         480         397,186
                                          --------       ---------       ------         ----       ---------
Increase (decrease) in cash............    (16,573)          6,909          250           --          (9,414)
Cash and cash equivalents, beginning of
  period...............................     23,193           3,096        1,032           --          27,321
                                          --------       ---------       ------         ----       ---------
Cash and cash equivalents, end of
  period...............................   $  6,620       $  10,005       $1,282         $ --       $  17,907
                                          ========       =========       ======         ====       =========

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                               DECEMBER 31, 1998

                                     ASSETS

                                     KITTY HAWK,   SUBSIDIARIES       AIC
                                        INC.       EXCLUDING AIC     (NON-
                                      (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS    TOTAL
                                     -----------   -------------   ----------   ------------   --------
Cash and cash equivalents..........   $ 14,317       $ (4,739)      $ 5,499      $      --     $ 15,077
Restricted cash and short-term
  investments......................         --          1,964            --             --        1,964
Trade accounts receivable..........         --        129,938        10,618           (542)     140,014
Deferred income taxes..............         --         16,088            --             --       16,088
Inventory and aircraft supplies....         --         50,135            --             --       50,135
Prepaid expenses and other current
  assets...........................      3,955         18,852            64             --       22,871
                                      --------       --------       -------      ---------     --------
          Total current assets.....     18,272        212,238        16,181           (542)     246,149
Property and equipment, net........        211        719,697           900             --      720,808
Intercompany receivable............    425,562          4,261            --       (429,823)          --
Investment in Guarantors...........     81,975             --            --        (81,975)          --
Investment in AIC..................         --          8,024            --         (8,024)          --
Other assets, net..................     11,687          3,941            --             --       15,628
                                      --------       --------       -------      ---------     --------
          Total assets.............   $537,707       $948,161       $17,081      $(520,364)    $982,585
                                      ========       ========       =======      =========     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable...................   $    528       $ 50,992       $ 2,989      $    (542)    $ 53,967
Accrued expenses...................      5,276         98,283           719             --      104,278
Intercompany payables..............      4,261        425,562            --       (429,823)          --
Accrued maintenance reserves.......         --         22,382            --             --       22,382
Current maturities of long-term
  debt.............................         --         20,564            --             --       20,564
                                      --------       --------       -------      ---------     --------
          Total current
            liabilities............     10,065        617,783         3,708       (430,365)     201,191
Revolving Credit Facility..........     86,900             --            --             --       86,900
Long-term debt.....................    340,000         42,287            --             --      382,287
Deferred income taxes..............         --        113,261            --             --      113,261
                                      --------       --------       -------      ---------     --------
          Total liabilities........    436,965        773,331         3,708       (430,365)     783,639
Minority interest in AIC...........         --             --            --          4,749        4,749
Stockholders' equity
  Preferred stock..................         --             --            --             --           --
  Common stock.....................        169             --            --             --          169
  Additional capital...............    133,166         81,975         5,857        (87,832)     133,166
  Retained earnings................    (32,593)        92,855         7,516         (6,916)      60,862
                                      --------       --------       -------      ---------     --------
          Total stockholders'
            equity.................    100,742        174,830        13,373        (94,748)     194,197
                                      --------       --------       -------      ---------     --------
          Total liabilities and
            stockholders' equity...   $537,707       $948,161       $17,081      $(520,364)    $982,585
                                      ========       ========       =======      =========     ========

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     KITTY HAWK,   SUBSIDIARIES       AIC
                                        INC.       EXCLUDING AIC     (NON-
                                      (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS    TOTAL
                                     -----------   -------------   ----------   ------------   --------
Revenues:
  Air freight carrier..............    $    --       $579,206       $62,935       $(39,223)    $602,918
  Air logistics....................         --         80,757            --             --       80,757
  Maintenance and other............         --         31,262            --             --       31,262
                                       -------       --------       -------       --------     --------
          Total revenues...........         --        691,225        62,935        (39,223)     714,937
Costs of revenues:
  Air freight carrier..............         --        487,068        53,980        (39,223)     501,825
  Air logistics....................         --         73,862            --             --       73,862
  Maintenance and other............         --         23,110            --             --       23,110
                                       -------       --------       -------       --------     --------
          Total costs of
            revenues...............         --        584,040        53,980        (39,223)     598,797
                                       -------       --------       -------       --------     --------
Gross profit.......................         --        107,185         8,955             --      116,140
General and administrative
  expenses.........................       (122)        41,522         1,637             --       43,037
Non-qualified employee profit
  sharing expense..................      2,797             --            --             --        2,797
                                       -------       --------       -------       --------     --------
Operating income (loss)............     (2,675)        65,663         7,318             --       70,306
Other income (expense):
  Interest expense.................        897        (40,901)           --             --      (40,004)
  Other, net.......................        206            270           198             --          674
                                       -------       --------       -------       --------     --------
Income (loss) before minority
  interest and income taxes........     (1,572)        25,032         7,516             --       30,976
Minority interest in AIC...........         --             --            --         (3,006)      (3,006)
                                       -------       --------       -------       --------     --------
Income (loss) before income
  taxes............................     (1,572)        25,032         7,516         (3,006)      27,970
Income tax expense (benefit).......     (1,374)        12,702            --             --       11,328
                                       -------       --------       -------       --------     --------
Net income (loss)..................    $  (198)      $ 12,330       $ 7,516       $ (3,006)    $ 16,642
                                       =======       ========       =======       ========     ========

                       KITTY HAWK, INC. AND SUBSIDIARIES

                                KITTY HAWK, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    KITTY HAWK,   SUBSIDIARIES       AIC
                                       INC.       EXCLUDING AIC     (NON-
                                     (PARENT)     (GUARANTORS)    GUARANTOR)   ELIMINATIONS     TOTAL
                                    -----------   -------------   ----------   ------------   ---------
Cash provided by (used in)
  operating activities............   $(124,968)     $ 193,276      $ 9,256       $(3,006)     $  74,558
Investing Activities:
  Capital expenditures............        (215)      (216,475)        (489)           --       (217,179)
  Redemption of short term
     investments..................      55,979            868           --            --         56,847
  Investment in AIC...............          --            124           --          (124)            --
  Proceeds from sale of assets....          --          6,916           --            --          6,916
                                     ---------      ---------      -------       -------      ---------
          Net cash provided by
            (used in) investing
            activities............      55,764       (208,567)        (489)         (124)      (153,416)
Financing Activities
  Repayments of debt..............          --         (4,373)          --            --         (4,373)
  Net borrowings..................      76,900          5,880           --            --         82,780
  Net partner withdrawals.........          --             --       (4,550)        4,550             --
  Note receivable from
     shareholder..................          --             41           --            --             41
  Distributions to minority
     interest.....................          --         (1,000)          --        (1,420)        (2,420)
                                     ---------      ---------      -------       -------      ---------
          Net cash provided by
            (used in) investing
            activities............      76,900            548       (4,550)        3,130         76,028
                                     ---------      ---------      -------       -------      ---------
Increase (decrease) in cash.......       7,696        (14,743)       4,217            --         (2,830)
Cash and cash equivalents,
  beginning of period.............       6,620         10,005        1,282            --         17,907
                                     ---------      ---------      -------       -------      ---------
Cash and cash equivalents, end of
  period..........................   $  14,316      $  (4,738)     $ 5,499       $    --      $  15,077
                                     =========      =========      =======       =======      =========

                       KITTY HAWK, INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table reflects selected quarterly operating results, which have not been audited or reviewed. The information has been prepared on the same basis as the consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. The Company's results may vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                         QUARTER ENDED                                         QUARTER ENDED
                      ---------------------------------------------------   ---------------------------------------------------
                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                        1997        1997         1997            1997         1998        1998         1998            1998
                      ---------   --------   -------------   ------------   ---------   --------   -------------   ------------
Total revenues.......  $28,102    $32,366       $41,199        $148,176     $147,353    $155,794     $175,081        $236,709
Gross profit.........    5,355      7,451         8,748          32,598       16,918      26,914       25,413          46,895
Operating income.....    2,571      4,679         5,593          23,774        6,954      17,103       14,414          31,835
Net income (loss)....    1,414      2,561         2,993          10,922       (1,729)      4,364        2,537          11,470
Basic and diluted net
  income (loss) per
  share..............  $  0.14    $  0.25       $  0.29        $   0.82     $  (0.10)   $   0.26     $   0.15        $   0.68

17. SUBSEQUENT EVENTS

     During January 1999, the Company entered into an operating lease agreement to lease nine Boeing 727 aircraft for a period of seven years each. The lessor will pay all costs associated with modifying the aircraft to cargo configuration and to bring the aircraft into compliance with the FAA Noise Regulations. The Company expects to place three of these aircraft into revenue service during 1999 with the remainder placed into revenue service during 2000. The monthly aggregate lease expense for all nine aircraft will be approximately $1 million.

     As a result of the acquisition of AIA, the Company acquired a 60% interest in the AIC general partnership. Pacific Aviation Logistics ("PAL") owned the remaining 40% interest in AIC and was the managing partner of AIC. Beti Ward, who owned PAL, was the general manager of AIC. AIC operates a scheduled air freight service between Los Angeles, Honolulu and various destinations in the Pacific. AIC does not own any aircraft and currently leases all of its aircraft and facilities from the Company.

     In August 1998, the Company called a partnership meeting to designate AIA as the managing partner of AIC and to replace Ms. Ward as general manager. In response, Ms. Ward and PAL filed suit to prevent these actions and requested the court to dissolve AIC. While these issues were being addressed in court, the Company reached a settlement with Ms. Ward and PAL. The terms of the settlement are (i) AIC will pay PAL a $5.4 million cash distribution from PAL's capital account in AIC, (ii) the Company will give Ms. Ward and PAL a promissory note for an additional $2.35 million, payable in three annual installments of $700,000 each and one final payment of $250,000 (the note bears interest at 9.98% and is payable semi-annually), (iii) Ms. Ward and PAL will transfer to the Company all of their interest in AIC and its business, (iv) Ms. Ward and PAL will broadly covenant not to compete in the Los Angeles and Honolulu air freight markets for a period of three and one-half years, (v) Ms. Ward and PAL will return approximately $180,000 worth of AIC's property and (vi) all the parties will exchange mutual releases, but the Company will retain the right to pursue audit actions and seek other limited recoveries against Ms. Ward and PAL. As a result of the settlement, the Company now has full ownership and control of AIC and its business in being conducted without interruption.

                       KITTY HAWK, INC. AND SUBSIDIARIES

18. PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     The following sets forth the unaudited pro forma consolidated statement of operations for the years ended December 31, 1996 and 1997, in each case giving effect to the acquisition of the Kalitta Companies, the issuance of the Notes, Term Loan, and the acquisition of 16 Boeing 727s from the Kalitta Companies as if each of the transactions had been consummated at the beginning of 1996 and 1997 for each of the respective years. This information is presented for illustrative purposes only and does not purport to present the results of operations of the Company had these transactions occurred on the dates indicated, nor are they necessarily indicative of the consolidated results of operations which may be expected to occur in the future.

     No pro forma adjustments have been applied to reflect (i) revenues or operating costs expected to be generated from the Boeing 747s purchased during 1998 and modified to cargo configuration with approximately $56 million of the net proceeds from the Notes or (ii) operating efficiencies or cost savings (other than approximately $1.5 million of insurance savings) expected to result from the acquisition of the Kalitta Companies. In addition, pro forma results have not been adjusted to eliminate abnormally high engine maintenance expenses, costs incurred to add and maintain flight crews in anticipation of increased air freight carrier business which had not yet materialized in part due to delays in acquiring aircraft and start-up costs associated with establishing the Kalitta Companies' wide-body passenger charter business, which has recently been discontinued.

                       KITTY HAWK, INC. AND SUBSIDIARIES

     Certain reclassifications have been made consistent with the reclassifications on the Company's statement of operations.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues:
  Air freight carrier.......................................   $531,551     $461,795
  Air logistics.............................................     70,539       53,638
  Maintenance and other.....................................     29,231       36,348
                                                               --------     --------
          Total revenues....................................    631,321      551,781
                                                               --------     --------
Costs of revenues:
  Air freight carrier.......................................    460,048      406,131
  Air logistics.............................................     65,921       48,820
  Maintenance and other.....................................     22,248       22,316
                                                               --------     --------
          Total costs of revenues...........................    548,217      477,267
                                                               --------     --------
Gross profit................................................     83,104       74,514
General and administrative expenses.........................     38,160       31,843
Stock option grant to executives............................         --        4,231
Non-qualified employee profit sharing expense...............      2,429        1,243
                                                               --------     --------
Operating income............................................     42,515       37,197
Other income (expense):
  Interest expense, net.....................................    (40,084)     (40,859)
  Other, net................................................       (355)       1,557
                                                               --------     --------
Income (loss) before minority interest and income taxes.....      2,076       (2,105)
Minority interest...........................................      3,036        1,146
                                                               --------     --------
Loss before income taxes....................................       (960)      (3,251)
Income taxes................................................         --           --
                                                               --------     --------
Net loss....................................................   $   (960)    $ (3,251)
                                                               ========     ========
Net loss per common share -- basic and diluted..............   $  (0.06)    $  (0.22)
                                                               ========     ========
Weighted average common shares outstanding..................     16,751       14,776
                                                               ========     ========
Other Pro Forma Information:
  Adjusted EBITDA(1)........................................   $ 88,314     $ 82,293
                                                               ========     ========
  Depreciation and amortization.............................   $ 45,669     $ 39,308
                                                               ========     ========
  Capital expenditures......................................   $214,356     $141,635
                                                               ========     ========

---------------

(1) Adjusted EBITDA is calculated as income (loss) before minority interest, income taxes, interest expense and depreciation and amortization. Adjusted EBITDA excludes approximately $4,231 from stock options granted to executives in 1996.

                       KITTY HAWK, INC. AND SUBSIDIARIES

19. 1999 REPORTING (UNAUDITED)

     Subsequent to the acquisition of the Kalitta Companies and pursuant to the integration of these companies into Kitty Hawk, the Company has refined its financial reporting. Throughout this transition and reorganization of common business segments under common management, the Company has developed a corresponding methodology for its financial reporting. Beginning in the first quarter of 1999, the Company expects to report operating results in its statement of income in a manner consistent with the presentation below.

     Differences in revenue from the prior presentation include the following:
(i) revenues from charters performed by the Company's small aircraft will be reported as a component of air logistics revenue instead of the 1998 presentation as air freight carrier revenues, (ii) revenues from the Company's scheduled freight services will be reported separate from air freight carrier revenues, and (iii) charters arranged by the air logistics service provider which are flown in the air freight carrier will no longer be reported as a component of air freight carrier revenues; they will be included in air logistics revenue. Differences in costs of revenues include breaking each component of air logistics, air freight carrier and scheduled freight costs of revenues into their respective components which include flight expense, maintenance expense, aircraft fuel expense, depreciation expense and other expense. The following information is provided for informational purposes only.

                       KITTY HAWK, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  QUARTER ENDED                              YEAR ENDED
                               ---------------------------------------------------   ---------------------------
                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                 1998        1998         1998            1998           1998           1997
                               ---------   --------   -------------   ------------   ------------   ------------
                                                                                                    (PRO FORMA)
                                                                  (UNAUDITED)
Revenues:
  Air freight carrier........   $74,764    $77,445       $85,393        $134,088       $371,690       $314,814
  Air logistics..............    27,690     27,935        39,515          50,312        145,452        122,924
  Scheduled freight..........    36,181     40,497        43,842          46,013        166,533        164,352
  Maintenance and other......     8,718      9,917         6,331           6,296         31,262         29,231
                                -------    -------       -------        --------       --------       --------
          Total revenues.....   147,353    155,794       175,081         236,709        714,937        631,321
Costs of revenues:
  Flight expense.............    69,558     70,073        80,571         107,568        327,770        281,863
  Maintenance expense........    33,967     30,472        39,406          46,517        150,362        148,527
  Aircraft fuel expense......    16,226     17,033        17,065          19,235         69,559         78,242
  Depreciation expense.......    10,684     11,302        12,626          16,441         51,053         39,585
  Other......................        --         --            --              53             53             --
                                -------    -------       -------        --------       --------       --------
          Total costs of
            revenues.........   130,435    128,880       149,668         189,814        598,797        548,217
Gross profit.................    16,918     26,914        25,413          46,895        116,140         83,104
General and administrative
  expenses...................     9,434      9,759        10,591          13,253         43,037         38,160
Profit sharing expense.......       530         52           408           1,807          2,797          2,429
                                -------    -------       -------        --------       --------       --------
Operating income.............     6,954     17,103        14,414          31,835         70,306         42,515
Interest expense.............    (9,699)    (9,602)       (9,581)        (11,122)       (40,004)       (40,084)
Other income (expense).......       675        391           296            (688)           674           (355)
                                -------    -------       -------        --------       --------       --------
  Income (loss) before
     minority interest and
     taxes...................    (2,070)     7,892         5,129          20,025         30,976          2,076
Minority interest............      (812)      (619)       (1,042)           (533)        (3,006)        (3,036)
                                -------    -------       -------        --------       --------       --------
Income (loss) before taxes...    (2,882)     7,273         4,087          19,492         27,970           (960)
Income taxes.................    (1,153)     2,909         1,550           8,022         11,328             --
                                -------    -------       -------        --------       --------       --------
Net income (loss)............   $(1,729)   $ 4,364       $ 2,537        $ 11,470       $ 16,642       $   (960)
                                =======    =======       =======        ========       ========       ========
Basic and diluted net income
  (loss) per share...........   $ (0.10)   $  0.26       $  0.15        $   0.68       $   0.99       $  (0.06)
                                =======    =======       =======        ========       ========       ========
Weighted average shares
  outstanding................    16,759     16,775        16,925          16,940         16,855         16,751
                                =======    =======       =======        ========       ========       ========

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
          2.1            -- Agreement and Plan of Merger, dated September 22, 1997
                            (the "Merger Agreement"), by and among Kitty Hawk and
                            certain of its subsidiaries, M. Tom Christopher, the
                            Kalitta Companies and Conrad A. Kalitta, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which Exhibit
                            is herein incorporated by reference.
          2.2            -- Amendment No. 1 to the Merger Agreement, dated October
                            23, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad A. Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.
          2.3            -- Amendment No. 2 to the Merger Agreement, dated October
                            29, 1997, by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.
          2.4            -- Amendment No. 3 to the Merger Agreement, dated November
                            14, 1997 by and among Kitty Hawk and certain of its
                            subsidiaries, M. Tom Christopher, the Kalitta Companies
                            and Conrad Kalitta, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-4 (Reg. No. 333-43645), which Exhibit is herein
                            incorporated by reference.
          3.1            -- Certificate of Incorporation of Kitty Hawk, Inc. (the
                            "Company"), filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which Exhibit is
                            incorporated herein by reference.
          3.2            -- Amendment No. 1 to the Certificate of Incorporation of
                            the Company, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 33-85698) dated as of December 1994, which Exhibit is
                            incorporated herein by reference.
          3.3            -- Amended and Restated Bylaws of Kitty Hawk, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-4 (Reg. No. 333-43645), which Exhibit
                            is herein incorporated by reference.
          4.1            -- Specimen Common Stock Certificate, filed as an Exhibit to the Registrant's previously filed Registration Statement
                            on Form S-1 (Reg. No. 333-8307) dated as of October 1996,
                            which exhibit is incorporated herein by reference.
          4.2            -- Stockholders' Agreement dated November 1997 among the
                            Company, M. Tom Christopher and Conrad A. Kalitta, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which Exhibit is herein incorporated by reference.
          4.3            -- Specimen Global Note in respect of 9.95% Senior Secured
                            Notes due 2004, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which Exhibit is herein incorporated by
                            reference.
          4.4            -- Indenture, dated November 15, 1997, in regard to 9.95%
                            Senior Secured Notes due 2004 by and among the Company
                            and certain of its subsidiaries and Bank One, N.A. as
                            Trustee and Collateral Trustee, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-4 (Reg. No. 333-43645), which Exhibit is herein
                            incorporated by reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
          4.5            -- First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and
                            among the Company and certain of its subsidiaries and
                            Bank One, N.A. as Trustee and Collateral Trustee, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-4 (Reg. No. 333-43645),
                            which Exhibit is herein incorporated by reference.
         10.1**          -- Settlement Agreement dated as of August 22, 1994 by and between the Company, Kitty Hawk Aircargo, Inc., Airport
                            Leasing, Inc., M. Tom Christopher, American International
                            Airways, Inc. and Conrad Kalitta, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-1 (Reg. No. 33-85698) dated as of December
                            1994, which exhibit is incorporated herein by reference.
         10.2**          -- Salary Continuation Agreement dated as of June 15, 1993 by and between the Company and M. Tom Christopher, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.3**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.4**          -- Split Dollar Insurance Agreement dated as of June 15,
                            1993 by and between the Company and James R. Craig, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 33-85698)
                            dated as of December 1994, which exhibit is incorporated
                            herein by reference.
         10.5**          -- Kitty Hawk, Inc. Amended and Restated Omnibus Securities
                            Plan, dated as of September 3, 1996, filed as an Exhibit
                            to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-8307) dated as of
                            October 1996, which exhibit is incorporated herein by
                            reference.
         10.6**          -- Kitty Hawk, Inc. Amended and Restated Employee Stock
                            Purchase Plan, dated as of September 3, 1996, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-8307) dated as of
                            October 1996, which exhibit is incorporated herein by
                            reference.
         10.7**          -- Kitty Hawk, Inc. Amended and Restated Annual Incentive
                            Compensation Plan, dated as of September 3, 1996, filed
                            as an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.8**          -- Kitty Hawk, Inc. 401(k) Savings Plan, filed as an Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 33-85698) dated as of
                            December 1994, which exhibit is incorporated herein by
                            reference.
         10.9**          -- Employment Agreement dated as of October 27, 1994 by and between the Company and M. Tom Christopher, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 33-85698) dated as of
                            December 1994, which exhibit is incorporated herein by
                            reference.
         10.10**         -- Amended and Restated Employment Agreement dated as of
                            June 12, 1996 by and between the Company and Richard R.
                            Wadsworth, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
         10.11           -- Purchase Agreement between Federal Express Corporation
                            and Postal Air, Inc. (predecessor to the Company) dated
                            as of October 22, 1992 (the "FEASI Agreement"), filed as
                            an Exhibit to the Registrant's previously filed
                            Registration Statement on Form S-1 (Reg. No. 333-8307)
                            dated as of October 1996, which exhibit is incorporated
                            herein by reference.
         10.12           -- Amendment No. 1 dated November 17, 1992 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.13           -- Amendment No. 2 dated February 1993 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.14           -- Amendment No. 3 dated June 11, 1993 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.15           -- Amendment No. 4 dated May 10, 1994 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.16           -- Amendment No. 5 dated September 29, 1995 to the FEASI
                            Agreement, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-1 (Reg.
                            No. 333-8307) dated as of October 1996, which exhibit is
                            incorporated herein by reference.
         10.17           -- Amendment No. 6 dated December 6, 1996 to the FEASI
                            Agreement, filed as an Exhibit to the Company's Form 10-Q
                            for the quarter ended November 30, 1996, which exhibit is
                            incorporated herein by reference.
         10.18           -- Second Amended and Restated Credit Agreement, dated as of
                            November 19, 1997, by and among the Company (as borrower)
                            and Wells Fargo Bank (Texas), National Association (as
                            agent), filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-4 (Reg.
                            No. 333-43645), which Exhibit is herein incorporated by
                            reference.
         10.19*          -- Third Amended Agreement, dated as of December 10, 1998, by and among the Company (as borrower) and Wells Fargo
                            Bank (Texas), National Association (as agent).
         10.20           -- Agreement, dated July 20, 1995, between American
                            International Airways, Inc. and the Pilots, Co-Pilots and
                            Flight Engineers in the service of American International
                            Airways, Inc., as represented by The International
                            Brotherhood of Teamsters -- Airline Division, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-1 (Reg. No. 333-36125), which Exhibit
                            is herein incorporated by reference.
         10.21**         -- Employment Agreement by and between Conrad A. Kalitta and
                            AIA, filed as an Exhibit to the Registrant's previously
                            filed Registration Statement on Form S-1 (Reg. No.
                            333-36125), which Exhibit is herein incorporated by
                            reference.
         10.22           -- Amended and Restated Consulting Agreement by and between
                            Conrad A. Kalitta and AIA, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-1 (Reg. No. 333-36125), which Exhibit is herein
                            incorporated by reference.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
         10.23           -- Separation Agreement, dated as of April 17, 1998, by and among the Company, M. Tom Christopher, Conrad A. Kalitta
                            and certain subsidiaries of the Company, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.24           -- Amendment No. 1 to Separation Agreement, dated as of June
                            5, 1998, by and among the Company, M. Tom Christopher,
                            Conrad A. Kalitta and certain subsidiaries of the
                            Company, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-3 (Reg.
                            No. 333-74469), which Exhibit is herein incorporated by
                            reference.
         10.25           -- Agreement, dated as of January 21, 1999, by and among the
                            Company, M. Tom Christopher, Conrad A. Kalitta and
                            certain subsidiaries of the Company, filed as an Exhibit
                            to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.26**         -- Modified and Restated Employment Agreement, dated as of
                            April 27, 1998 by and between the Company and Tilmon J.
                            Reeves, filed as an Exhibit to the Registrant's
                            previously filed Registration Statement on Form S-3 (Reg.
                            No. 333-74469), which Exhibit is herein incorporated by
                            reference.
         10.27**         -- Stock Option Agreement, dated as of April 27, 1998, by
                            and between the Company and Tilmon J. Reeves, filed as an
                            Exhibit to the Registrant's previously filed Registration
                            Statement on Form S-3 (Reg. No. 333-74469), which Exhibit
                            is herein incorporated by reference.
         10.28**         -- Non-Qualified Stock Option Agreement, dated as of
                            February 24,1999, by and among the Company, M. Tom
                            Christopher and Tilmon J. Reeves, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         10.29**         -- 1999 Kitty Hawk, Inc. Executive Stock Option Plan, dated as of February 24, 1999, filed as an Exhibit to the
                            Registrant's previously filed Registration Statement on
                            Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         10.30*          -- Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty
                            Hawk, Inc.
         10.31*          -- Building Lease, dated as of April 13, 1998, by and
                            between the Fort Wayne-Allen County Airport Authority and
                            Kitty Hawk, Inc.
         12.1*           -- Statement of computation of ratio of earnings to fixed
                            charges.
         21.1            -- Subsidiaries of the Registrant, filed as an Exhibit to
                            the Registrant's previously filed Registration Statement
                            on Form S-3 (Reg. No. 333-74469), which Exhibit is herein
                            incorporated by reference.
         23.1*           -- Consent of Ernst & Young LLP.
         27.1*           -- Financial Data Schedule.

---------------

 * Filed herewith.

** This exhibit is a management contract or compensatory plan or arrangement.