Form 10-Q
period 1999-03-31
KITTY HAWK INC
filed 1999-05-17
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of May 13, 1999: 16,995,987.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                                                                        PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
        March 31, 1999 and December 31, 1998 ..............................  3

     Condensed Consolidated Statements of Operations
        Three months ended March 31, 1999 and 1998 ........................  4

     Condensed Consolidated Statements of Stockholders' Equity
        Three months ended March 31, 1999 .................................  5

     Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1999 and 1998 ........................  6

     Notes to Condensed Consolidated Financial Statements .................  7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations .................................. 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....... 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................ 21

Item 2.  Changes in Securities ............................................ 21

Item 3.  Defaults upon Senior Securities .................................. 21

Item 4.  Submission of Matters to a Vote of Security Holders .............. 21

Item 5.  Other Information ................................................ 21

Item 6.  Reports on Form 8-K and Exhibits ................................. 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                            MARCH 31,  DECEMBER 31,
                                                              1999        1998
                                                            --------    --------
                         ASSETS                            (unaudited)
Current assets
     Cash and cash equivalents ........................    $ 13,663    $ 15,077
     Restricted cash and short-term investments .......          --       1,964
     Trade accounts receivable ........................      73,007     140,014
     Deferred income taxes ............................      16,088      16,088
     Inventory and aircraft supplies ..................      49,390      50,135
     Prepaid expenses and other current assets ........      23,284      22,871
                                                           --------    --------
         Total current assets .........................     175,432     246,149

Property and equipment, net ...........................     734,978     720,808
Other assets, net .....................................      17,511      15,628
                                                           --------    --------

Total assets ..........................................    $927,921    $982,585
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable .................................    $ 45,050    $ 53,967
     Accrued expenses .................................      83,402     104,278
     Accrued maintenance reserves .....................      21,592      22,382
     Current maturities of long-term debt .............      19,158      20,564
                                                           --------    --------
         Total current liabilities ....................     169,202     201,191

Revolving credit facility .............................      71,900      86,900
Long-term debt ........................................     380,726     382,287
Deferred income taxes .................................     113,261     113,261

Minority interest .....................................          --       4,749

Commitments and contingencies

Stockholders' equity
   Preferred stock, $1 par value: Authorized shares
         -1,000,000; none issued ......................          --          --

   Common stock, $.01 par value:  Authorized
        shares -25,000,000; issued and outstanding
        -16,995,987 and 16,927,942, respectively ......         170         169
     Additional capital ...............................     133,801     133,166
     Retained earnings ................................      58,861      60,862
                                                           --------    --------
         Total stockholders' equity ...................     192,832     194,197
                                                           --------    --------

Total liabilities and stockholders' equity ............    $927,921    $982,585
                                                           ========    ========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                         1999          1998
                                                      ---------     ---------
Revenues:
     Air freight carrier .........................    $  65,055     $  72,424
     Air logistics ...............................       26,348        27,691
     Scheduled freight ...........................       42,991        36,181
     Maintenance and other .......................        4,111         8,718
                                                      ---------     ---------
         Total revenues ..........................      138,505       145,014

Costs of revenues:
     Flight expense ..............................       59,220        69,190
     Maintenance expense .........................       34,598        34,208
     Aircraft fuel expense .......................       11,785        15,450
     Depreciation expense ........................       16,784        10,881
                                                      ---------     ---------
         Total costs of revenues .................      122,387       129,729
                                                      ---------     ---------

Gross profit .....................................       16,118        15,285

General and administrative expenses ..............        8,410         7,801
Non-qualified employee profit sharing expense ....           --           530
                                                      ---------     ---------

Operating income .................................        7,708         6,954

Other income (expense):
     Interest expense ............................      (12,182)       (9,699)
     Other, net ..................................        1,336           675
                                                      ---------     ---------

Loss before minority interest and income taxes ...       (3,138)       (2,070)

Minority interest ................................          196           812
                                                      ---------     ---------

Loss before income taxes .........................       (3,334)       (2,882)

Income tax benefit ...............................       (1,333)       (1,153)
                                                      ---------     ---------

Net loss .........................................    $  (2,001)    $  (1,729)
                                                      =========     =========

Basic and diluted loss per share .................    $   (0.12)    $   (0.10)
                                                      =========     =========

Weighted average common shares outstanding .......       16,981        16,759
                                                      =========     =========


                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (in thousands, except share data)
                                   (unaudited)

                                               NUMBER OF     COMMON    ADDITIONAL     RETAINED
                                                SHARES       STOCK      CAPITAL       EARNINGS         TOTAL
                                              ----------     ------    ----------     --------       ---------
Balance at December 31, 1998 ...........      16,927,942      $169      $133,166      $ 60,862       $ 194,197

Shares issued in connection with the
  Employee Stock Purchase Plan .........          68,045         1           635            --             636

Net loss ...............................              --        --            --        (2,001)         (2,001)
                                              ----------      ----      --------      --------       ---------

Balance at March 31, 1999 ..............      16,995,987      $170      $133,801      $ 58,861       $ 192,832
                                              ==========      ====      ========      ========       =========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
Operating activities:
   Net loss ..............................................      $ (2,001)      $ (1,729)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization .......................        17,478         11,500
     Gain on sale of assets ..............................          (877)           (32)
     Minority interest ...................................           196            812
     Changes in operating assets and liabilities:
       Trade accounts receivable .........................        67,517         46,732
       Inventory and aircraft supplies ...................        (4,367)       (15,521)
       Prepaid expenses and other current assets .........          (405)        (5,311)
       Accounts payable and accrued expenses .............       (32,344)       (21,382)
       Accrued maintenance reserves ......................        (1,181)           868
                                                                --------       --------

Net cash provided by operating activities ................        44,016         15,937

Investing activities:
   Capital expenditures ..................................       (26,347)       (61,907)
   Redemption of short term investments ..................            --         43,795
   Proceeds from sale of assets ..........................         1,234          1,832
                                                                --------       --------
Net cash used in investing activities ....................       (25,113)       (16,280)

Financing activities:
   Proceeds from issuance of long-term debt ..............         2,965             --
   Repayments of long-term debt ..........................        (8,282)          (575)
   Net borrowings (paydowns) on revolving
    credit facility ......................................       (15,000)         5,000
   Distributions to minority interest ....................            --           (800)
   Note receivable issued to stockholder .................            --             41
                                                                --------       --------
Net cash (used in) provided by financing activities ......       (20,317)         3,666
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents .....        (1,414)         3,323

Cash and cash equivalents at beginning of period .........        15,077         17,907
                                                                --------       --------

Cash and cash equivalents at end of period ...............      $ 13,663       $ 21,230
                                                                ========       ========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998, are unaudited (except for the December 31, 1998 condensed consolidated balance sheet which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.       LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

3.        SEGMENT REPORTING

    The Company operates in four principal businesses: an air freight carrier, an air logistics service provider, a scheduled freight service provider and a maintenance operation. Each of these is a business segment, with its respective financial performance detailed below. Included in each are intersegment transactions for revenues and costs of revenues which generally approximate market prices. Each business segment is currently evaluated on financial performance at the operating income line.

     The Company's air freight carrier provides services to third parties under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, the air freight carrier performs ad hoc charters for the air logistics service provider and other governmental and commercial customers. The air freight carrier is further divided into a wide-body division (Kitty Hawk International, Inc., formerly American International Airways, Inc.) and a narrow-body division (Kitty Hawk Aircargo, Inc.). The air freight carrier also provided passenger charters during fiscal years 1997 and 1998. The Company eliminated its passenger charter division in January 1999.

     The Company's air logistics service provider arranges the delivery of time sensitive freight within North America, principally the United States. Also included in this segment is the Company's fleet of small jet and prop aircraft. The air logistics service provider utilizes third party aircraft as well as its own fleet of small aircraft and the fleet of the air freight carrier.

     The Company's scheduled freight service consists of an overnight freight service provider operating in a network of approximately 46 North American cities, as well as a service between Los Angeles, the Hawaiian islands and several Pacific Rim countries.

     The Company's maintenance operation provides engine overhauls for third parties as well as for certain of the Company's aircraft. The Company has recently curtailed its third party maintenance operation to provide only engine overhauls on JT3 engines for Douglas DC8s and JT8 engines for Boeing 727s and Douglas DC9s. The Company's maintenance operation also provides airframe repairs for the Company's Boeing 727s and Douglas DC-9s.

     The other category consists of corporate activities as well as the activities of Longhorn Solutions, Inc., its wholly owned software developer/reseller and in house management information systems service supplier.

     Business assets are owned by or allocated to each of the business segments. Assets included in other include cash, investment in subsidiaries and intercompany receivable.

                                                        ACMI          ACMI         Total
                                                        Wide-        Narrow-     Air Freight      Air       Scheduled
                                                        Body          Body         Carrier     Logistics     Freight
                                                        ----          ----         -------     ---------     -------
                                                                           (AMOUNTS IN THOUSANDS)
 Quarter ended March 31, 1999
Revenue from external customers                      $  27,352       $ 38,909      $ 66,261      $29,159      $42,991
Revenue from intersegment operations                    29,806         11,487        41,293          600          202
Operating income                                           340          2,960         3,300        2,940        2,199
Interest expense
Other income (expense)
Loss before minority interest and taxes

Total assets                                         $ 705,438       $240,552      $945,990      $64,437      $35,230


 Quarter ended March 31, 1998

Revenue from external customers                      $  56,988       $ 21,459      $ 78,447      $30,386      $36,181
Revenue from intersegemnt operations                    16,913          7,620        24,533        3,143          334
Operating income                                          (498)         4,281         3,783        2,154          726
Interest expense
Other income (expense)
Income before minority interest and taxes

Total assets                                         $ 550,280       $133,346      $683,626      $57,850      $24,733



                                                                  Intersegment   Consolidated
                                                    Other         Eliminations     Balance
                                                    -----         ------------     -------
 Quarter ended March 31, 1999
Revenue from external customers                    $      94                       $138,505
Revenue from intersegemnt operations                     112       $ (42,207)            --
Operating income                                        (731)                         7,708
Interest expense                                                                    (12,182)
Other income (expense)                                                                1,336
Loss before minority interest and taxes                                            $ (3,138)

Total assets                                       $ 559,929       $(677,665)      $927,921


 Quarter ended March 31, 1998

Revenue from external customers                    $      --                       $145,014
Revenue from intersegement operations                     --       $ (28,010)            --
Operating income                                         291                          6,954
Interest expense                                                                     (9,699)
Other income (expense)                                                                  675
Income before minority interest and taxes                                          $ (2,070)

Total assets                                       $ 483,569       $(428,422)      $821,356

     The Company does not separately report results of its maintenance operation and related asset information to the Company's chief operating decision maker. Accordingly, financial data for the maintenance operation is included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above. Third party maintenance revenue included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above amounted to $0.7 million, $0.5 million and $2.8 million for the quarter ended March 31, 1999, respectively, and $6 million, $0 and $2.7 million for the quarter ended March 31, 1998, respectively.

4.       Supplemental Guarantor Information

         In connection with the issuance of the $340 million 9.95% Senior Secured Notes (the "Notes") in November 1997, each of the Company's subsidiaries, with the exception of American International Cargo ("AIC"), (collectively, the "Guarantors") have fully and unconditionally and jointly and severally guaranteed (the "Guarantees") on a senior basis, the full and prompt performance of the Company's obligations under the Notes. The Guarantees are limited to the largest amount that would not render such Guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Guarantees rank senior in right of payment to any subordinated indebtedness and, except with respect to collateral, pari passu with all existing and future unsubordinated indebtedness of the Guarantors. Each of the Guarantors is a wholly-owned subsidiary of the Company.

         The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management believes that such information is not material to investors.

                                Kitty Hawk, Inc.
                    Supplemental Consolidating Balance Sheets
                         Condensed Financial Information

                                 March 31, 1999

                                                              ASSETS

                                                      Kitty Hawk,     Subsidiaries        AIC
                                                     Inc. (Parent)    (Guarantors)  (Non-Guarantor)  Eliminations       Total
                                                     -------------    ------------  ---------------  ------------       -----
Cash and cash equivalents                              $   7,930       $  (1,162)      $  6,895       $      --       $ 13,663
Trade accounts receivable                                    143          60,442         12,422              --         73,007
Deferred income taxes                                         --          16,088             --              --         16,088
Inventory and aircraft supplies                               --          49,390             --              --         49,390
Prepaid expenses and other current assets                  1,222          22,012             50              --         23,284
                                                       ---------       ---------       --------       ---------       --------
   Total current assets                                    9,295         146,770         19,367              --        175,432
Property and equipment, net                                  790         733,347            841              --        734,978
Intercompany receivable                                  448,468          29,141             --        (477,609)            --
Investment in subsidiaries                                84,242              --             --         (84,242)            --
Other assets, net                                         13,652           3,859             --              --         17,511
                                                       ---------       ---------       --------       ---------       --------
   Total assets                                        $ 556,447       $ 913,117       $ 20,208       $(561,851)      $927,921
                                                       =========       =========       ========       =========       ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $     392       $  39,902       $  4,756       $      --       $ 45,050
Accrued expenses                                          11,365          65,472          6,565              --         83,402
Intercompany payable                                      29,141       448,980 8           (512)       (477,609)            --
Accrued maintenance reserves                                  --          21,592             --              --         21,592
Current maturities of long-term debt                         700          18,458             --              --         19,158
                                                       ---------       ---------       --------       ---------       --------
   Total current liabilities                              41,598         594,404         10,809        (477,609)       169,202
Revolving credit facility                                 71,900              --             --              --         71,900
Long-term debt                                           341,650          39,076             --              --        380,726
Deferred income taxes                                         --         113,261             --              --        113,261
                                                       ---------       ---------       --------       ---------       --------
   Total liabilities                                     455,148         746,741         10,809        (477,609)       735,089
                                                       ---------       ---------       --------       ---------       --------
Stockholders' equity
   Preferred stock                                            --              --             --              --             --
   Common stock                                              170              --             --              --            170
   Additional capital                                    133,801          75,618          8,624         (84,242)       133,801
   Retained earnings                                     (32,672)         90,758            775              --         58,861
                                                       ---------       ---------       --------       ---------       --------
       Total stockholders' equity                        101,299         166,376          9,399         (84,242)       192,832
                                                       ---------       ---------       --------       ---------       --------
   Total liabilities and stockholders' equity          $ 556,447       $ 913,117       $ 20,208       $(561,851)      $927,921
                                                       =========       =========       ========       =========       ========

                                Kitty Hawk, Inc.
               Supplemental Consolidating Statements of Operations
                         Condensed Financial Information

                      For the quarter ended March 31, 1999

                                           Kitty Hawk,   Subsidiaries         AIC
                                          Inc. (Parent)  (Guarantors)   (Non-Guarantor)  Eliminations    Total
                                          -------------  ------------   ---------------  ------------    -----
Revenue
   Air freight carrier                        $  --       $  73,289       $     --       $(8,234)      $  65,055
   Air logistics                                 --          26,348             --            --          26,348
   Scheduled freight                             --          27,828         15,163            --          42,991
   Maintenance and other                         --           4,223             --          (112)          4,111
                                              -----       ---------       --------       -------       ---------
       Total revenues                            --         131,688         15,163        (8,346)        138,505
Costs of revenues
   Flight expense                                --          57,148         10,306        (8,234)         59,220
   Maintenance expense                           --          34,598             --            --          34,598
   Aircraft fuel expense                         --           8,524          3,261            --          11,785
   Depreciation expense                          --          16,736             48            --          16,784
                                              -----       ---------       --------       -------       ---------
       Total costs of revenues                   --         117,008         13,615        (8,234)        122,387
                                              -----       ---------       --------       -------       ---------
Gross profit                                     --          14,682          1,548          (112)         16,118
General and administrative expenses             670           7,381            471          (112)          8,410
Non-qualified employee profit
   sharing expense                               --              --             --            --              --
                                              -----       ---------       --------       -------       ---------
Operating income                               (670)          7,301          1,077            --           7,708
Other income (expense):
   Interest expense                             432         (12,465)          (149)           --         (12,182)
   Other, net                                   107           1,186             43            --           1,336
                                              -----       ---------       --------       -------       ---------
Income (loss) before  minority
   interest and income taxes                   (131)         (3,978)           971            --          (3,138)
Minority interest in AIC                         --              --             --           196             196
                                              -----       ---------       --------       -------       ---------
Loss before income taxes                       (131)         (3,978)           971          (196)         (3,334)
Income tax benefit                              (52)         (1,473)           192            --          (1,333)
                                              -----       ---------       --------       -------       ---------
Net loss                                      $ (79)      $  (2,505)      $    779       $  (196)      $  (2,001)
                                              =====       =========       ========       =======       =========


                                Kitty Hawk, Inc.
               Supplemental Consolidating Statement of Cash Flows
                         Condensed Financial Information

                      For the quarter ended March 31, 1999

                                                    Kitty Hawk,    Subsidiaries       AIC
                                                   Inc. (Parent)   (Guarantors)  (Non-Guarantor)  Eliminations      Total
                                                   -------------   ------------  ---------------  ------------      -----
Cash provided by operating activities                $  9,216        $ 33,410        $ 1,390        $    --       $ 44,016
Investing activities:
   Capital expenditures                                  (603)        (25,742)            (2)            --        (26,347)
   Proceeds from sale of assets                            --           1,226              8             --          1,234
                                                     --------        --------        -------        -------       --------
     Net cash used in investing activities               (603)        (24,516)             6             --        (25,113)

Financing activities
   Proceeds from issuance of
     long-term debt, net                                   --           2,965             --             --          2,965
   Repayments of debt                                      --          (8,282)            --             --         (8,282)
   Paydown on revolving credit facility               (15,000)             --             --             --        (15,000)
                                                     --------        --------        -------        -------       --------
      Net cash used in investing activities           (15,000)         (5,317)            --             --        (20,317)
                                                     --------        --------        -------        -------       --------

Increase (decrease) in cash                            (6,387)          4,973          1,396             --         (1,414)
Cash and cash equivalents,
   beginning of period                                 14,317          (4,739)         5,499             --         15,077
                                                     --------        --------        -------        -------       --------

Cash and cash equivalents, end of period             $  7,930        $ (1,162)       $ 6,895        $    --       $ 13,663
                                                     ========        ========        =======        =======       ========

                                Kitty Hawk, Inc.
                    Supplemental Consolidating Balance Sheets
                         Condensed Financial Information

                                December 31, 1998


                                                              ASSETS

                                                     Kitty Hawk,   Subsidiaries       AIC
                                                         Inc      excluding AIC      (Non-
                                                       (Parent)    (Guarantors)    Guarantor)  Eliminations       Total
                                                      ---------     ---------      ---------     ---------      ---------
Cash and cash equivalents........................     $  14,317     $  (4,739)     $   5,499     $    --        $  15,077
Restricted cash and short-term
  investments ...................................          --           1,964           --            --            1,964
Trade accounts receivable .......................          --         129,938         10,618          (542)       140,014
Deferred income taxes ...........................          --          16,088           --            --           16,088
Inventory and aircraft supplies .................          --          50,135           --            --           50,135
Prepaid expenses and other current assets .......         3,955        18,852             64          --           22,871
                                                      ---------     ---------      ---------     ---------      ---------
   Total current assets .........................        18,272       212,238         16,181          (542)       246,149
Property and equipment, net .....................           211       719,697            900          --          720,808
Intercompany receivable .........................       423,295         4,261           --        (427,556)          --
Investment in Guarantors ........................        84,242          --             --         (84,242)          --
Investment in AIC ...............................          --           8,024           --          (8,024)          --
Other assets, net ...............................        11,687         3,941           --            --           15,628
                                                      ---------     ---------      ---------     ---------      ---------
   Total assets .................................     $ 537,707     $ 948,161      $  17,081     $(520,364)     $ 982,585
                                                      =========     =========      =========     =========      =========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ................................     $     528     $  50,992      $   2,989     $    (542)     $  53,967
Accrued expenses ................................         5,276        98,283            719          --          104,278
Intercompany payables ...........................         4,261       423,295           --        (427,556)          --
Accrued maintenance reserves ....................          --          22,382           --            --           22,382
Current maturities of long-term debt ............          --          20,564           --            --           20,564
                                                      ---------     ---------      ---------     ---------      ---------
   Total current liabilities ....................        10,065       615,516          3,708      (428,098)       201,191
Revolving credit facility .......................        86,900          --             --            --           86,900
Long-term debt ..................................       340,000        42,287           --            --          382,287
Deferred income taxes ...........................          --         113,261           --            --          113,261
                                                      ---------     ---------      ---------     ---------      ---------
   Total liabilities ............................       436,965       771,064          3,708      (428,098)       783,639
Minority interest in AIC ........................          --            --             --           4,749          4,749
Stockholders' equity
   Preferred stock ..............................          --            --             --            --             --
   Common stock .................................           169          --             --            --              169
   Additional capital ...........................       133,166        84,242          5,857       (90,099)       133,166
   Retained earnings ............................       (32,593)       92,855          7,516        (6,916)        60,862
                                                      ---------     ---------      ---------     ---------      ---------
     Total stockholders' equity .................       100,742       177,097         13,373       (94,748)       194,197
                                                      ---------     ---------      ---------     ---------      ---------
     Total liabilities and
      stockholders' equity ......................     $ 537,707     $ 948,161      $  17,081     $(520,364)     $ 982,585
                                                      =========     =========      =========     =========      =========

                                Kitty Hawk, Inc.
               Supplemental Consolidating Statements of Operations
                         Condensed Financial Information

                      For the quarter ended March 31, 1998


                                                 Kitty Hawk,  Subsidiaries       AIC
                                                   Inc.      Excluding AIC     (Non-
                                                 (Parent)    (Guarantors)   Guarantor)  Eliminations      Total
                                                 ---------    -------------  ----------  ------------     --------
         Revenues:
            Air freight carrier...............   $      --    $      79,490   $     --   $     (7,066)    $ 72,424
            Air logistics.....................          --           27,691         --            --        27,691
            Scheduled freight.................          --           21,835      14,346           --        36,181
            Maintenance and other.............          --            8,718         --            --         8,718
                                                 ---------    -------------  ----------  ------------     --------
                Total revenues................          --          137,734      14,346        (7,066)     145,014
         Costs of revenues:
            Flight expense....................          --           64,290      11,966        (7,066)      69,190
            Maintenance expense...............          --           34,208         --            --        34,208
            Aircraft fuel expense.............          --           15,450         --            --        15,450
            Depreciation expense..............          --           10,881         --            --        10,881
                                                 ---------    -------------  ----------  ------------     --------
                Total costs of revenues.......          --          124,829      11,966        (7,066)     129,729
                                                 ---------    -------------  ----------  ------------     --------
         Gross profit.........................          --           12,905       2,380           --        15,285
         General and administrative expenses..        (314)           7,726         389           --         7,801
         Non-qualified employee profit
            sharing expense...................         530              --           --           --           530
                                                 ---------    -------------  ----------  ------------     --------
         Operating income (loss)..............        (216)           5,179       1,991           --         6,954
         Other income (expense):
            Interest expense..................        (159)          (9,540)        --            --        (9,699)
            Other, net........................          99              538          38           --           675
                                                 ---------    -------------  ----------  ------------     --------
         Income (loss) before minority
            interest and income taxes.........        (276)          (3,823)      2,029           --        (2,070)
         Minority interest in AIC.............          --              --          --            812          812
                                                 ---------    -------------  ----------  ------------     --------
         Income (loss) before income taxes....        (276)          (3,823)      2,029          (812)      (2,882)
         Income tax benefit...................        (110)          (1,043)        --            --        (1,153)
                                                 ---------    -------------  ----------  ------------     --------
         Net income (loss)....................   $    (166)   $      (2,780)  $   2,029  $       (812)    $ (1,729)
                                                 =========    =============  ==========  ============     ========

                                Kitty Hawk, Inc.
               Supplemental Consolidating Statement of Cash Flows
                         Condensed Financial Information

                      For the quarter ended March 31, 1998



                                              Kitty Hawk,  Subsidiaries        AIC
                                                 Inc.      excluding AIC      (Non-
                                               (Parent)    (Guarantors)    Guarantor)   Eliminations      Total
                                             ------------  -------------   ----------   ------------    ----------
         Cash provided by (used in)
           operating activities...........   $  (36,476)   $   50,538      $    2,687   $      (812)    $   15,937
         Investing activities:
            Capital expenditures..........           --       (61,888)            (19)           --        (61,907)
            Redemption of short term             43,321           474              --            --         43,795
           investments....................
            Investment in AIC.............           --           388              --          (388)          --
            Proceeds from sale of assets..           --         1,832              --            --          1,832
                                             ----------    ----------      ----------    ----------     ----------
                 Net cash provided by
                  (used in) investing
                   activities.............       43,321       (59,194)            (19)         (388)       (16,280)
         Financing activities
            Repayments of debt............           --          (575)             --            --           (575)
            Net borrowings................        5,000            --              --            --          5,000
         Distributions to minority                   --            --          (2,000)        1,200           (800)
           interest.......................
            Note receivable from
              shareholder.................           --            41              --           --              41
                                             ----------    ----------      ----------    ----------     ----------
                 Net cash provided by
                   (used in) investing
                   activities.............        5,000          (534)         (2,000)       1,200           3,666
                                             ----------    ----------      ----------    ----------     ----------
         Increase (decrease) in cash......       11,845        (9,190)            668            --          3,323
         Cash and cash equivalents,
           beginning of period............        6,620        10,004           1,282            --         17,907
                                             ----------    ----------      ----------    ----------     ----------
         Cash and cash equivalents, end of
           period.........................   $   18,465    $      814      $    1,950    $       --     $   21,230
                                             ==========    ==========      ==========    ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Revenues. The Company's revenues are derived from four related businesses:
(i) an air freight carrier, (ii) an air logistics service provider, (iii) a scheduled freight service provider and (iv) a maintenance operation. Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contract charters. In addition, revenues from the Company's passenger charter service (which was eliminated in January 1999) are also included in air freight carrier revenues. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers as well as the Company's own fleet of small jet and prop aircraft and the fleet of the air freight carrier. Scheduled freight service revenues are generated through an overnight airport-to-airport freight service to approximately 46 U.S. cities and an international service between Los Angeles and Honolulu, among the Hawaiian islands and once a week through Melbourne, Hong Kong and other Pacific Rim locations. Maintenance revenue was previously generated from third party maintenance work performed on engines and airframes. During the fourth quarter of 1998, the Company stopped providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s.

    The principal factors that have contributed to revenue growth over the past several years have been increases in the Company's fleet from 10 aircraft at December 31, 1993 to 102 aircraft at March 31, 1999, the general U.S. economic expansion and increased global demand for time sensitive air freight services.

    Costs of Revenues. The principal components of the costs of revenues are flight expense, maintenance expense, aircraft fuel expense and depreciation expense. Flight expense includes the salaries and expenses for pilots and flight operations personnel, insurance, sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. Maintenance expense includes salaries and expenses for maintenance personnel and maintenance on the aircraft. Aircraft fuel expense is generally applicable only to the air logistics service provider and the scheduled freight services provider because fuel for the ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis. Depreciation expense includes depreciation on airframes and engines and all other property and equipment associated with the operation of the each business segment.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                      1999                   1998
                                                    -------                -------
     Revenues:
          Air freight carrier.................         47.0%                  49.9%
          Air logistics.......................         19.0                   19.1
          Scheduled freight service...........         31.0                   25.0
          Maintenance and other...............          3.0                    6.0
                                                    -------                -------
              Total revenues .................        100.0                  100.0
     Costs of revenues:
          Flight expense......................         42.8                   47.7
          Maintenance expense.................         25.0                   23.6
          Aircraft fuel expense...............          8.5                   10.7
          Depreciation expense................         12.1                    7.5
                                                    -------                -------
             Total costs of revenues..........         88.4                   89.5
                                                    -------                -------
     Gross profit.............................         11.6                   10.5
     General and administrative expenses......          6.1                    5.4
     Non-qualified employee profit sharing
       expense................................         --                      0.3
                                                    -------                -------
     Operating income ........................          5.5                    4.8
     Interest expense.........................         (8.8)                  (6.7)
     Other income.............................          1.0                    0.5
                                                    -------                -------
     Loss before minority interest and                 (2.3)                  (1.4)
       income taxes...........................
     Minority interest........................          0.1                    0.6
                                                    -------                -------
     Loss before income taxes.................         (2.4)                  (2.0)
     Income tax (benefit).....................         (1.0)                  (0.8)
                                                    -------                -------
     Net loss.................................         (1.4)%                 (1.2)%
                                                    =======                =======


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

    Revenues - Air Freight Carrier. Air freight carrier revenues decreased $7.4 million, or 10.2%, to $65.1 million in the quarter ended March 31, 1999, from $72.4 million in the quarter ended March 31, 1998. This decrease was primarily attributable to the elimination of the Company's passenger charter division which contributed $13.8 million of revenue in the quarter ended March 31, 1998. This decrease was partially offset by placing four additional Boeing 727s and two Boeing 747s into cargo service during mid to late 1998 and increased utilization of aircraft during non-peak cargo hours. The Company has also implemented selective price increases for its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues decreased $1.3 million, or 4.9%, to $26.3 million in the quarter ended March 31, 1999, from $27.7 million in the quarter ended March 31, 1998. This decrease was primarily due to a decrease in average revenue per trip resulting from a decrease in the average size aircraft used in the trip. The number of trips managed increased slightly from 4,408 in the quarter ended March 31, 1998 to 4,910 in the quarter ended March 31, 1999. Prices for the Company's air logistics services remained relatively constant.

     Revenues - Scheduled Freight. Scheduled freight revenues increased $6.8 million, or 18.8%, to $43 million in the quarter ended March 31, 1999, from $36.2 million in the quarter ended March 31, 1998. This increase was primarily due to a 5% price increase effective March 1, 1998, as well as additional flight days in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Freight volumes in scheduled freight operation decreased approximately 1.2% from the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1999.

     Revenues - Maintenance and Other. Maintenance and other revenues decreased $4.6 million, or 52.8%, to $4.1 million in the quarter ended March 31, 1999, from $8.7 million in the quarter ended March 31, 1998. This decrease was primarily due the Company's decision to stop providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s.

    Costs of Revenues - Flight Expense. Flight expense decreased $10 million, or 14.4%, to $59.2 million in the quarter ended March 31, 1999, from $69.2 million in the quarter ended March 31, 1998. As a percent of revenues, flight expense decreased to 42.8% for the quarter ended March 31, 1999 as compared to 47.7% for the quarter ended March 31, 1998. This decrease was primarily due to the elimination of the passenger charter division (which resulted in reduced wages and ground handling costs, a savings of $1.3 million), a general reduction in crew travel costs, and an overall reduction in subcharter expense as more Company aircraft were available in the quarter ended March 31, 1999 versus the quarter ended March 31, 1998 due to less downtime for maintenance activities.

    Costs of Revenues - Maintenance Expense. Maintenance expense increased $0.4 million, or 1.1%, to $34.6 million in the quarter ended March 31, 1999, from $34.2 million in the quarter ended March 31, 1998. The increase is primarily due to the increased parts expense and labor costs associated with operating an aging fleet.

     Costs of Revenues - Aircraft Fuel Expense. Aircraft fuel expense decreased $3.7 million, or 23.7%, to $11.8 million in the quarter ended March 31, 1999, from $15.5 million in the quarter ended March 31, 1998. As a percent of revenues, aircraft fuel expense decreased from 10.7% for the quarter ended March 31, 1998 to 8.5% for the quarter ended March 31, 1999 is primarily due to a 16% decline in fuel prices from an average price of $0.64 per gallon for the quarter ended March 31, 1998 as compared to an average price of $0.54 per gallon for the quarter ended March 31, 1999. Additionally, the Company is no longer incurring aircraft fuel expense from its passenger charter business, which resulted in a savings of $2 million.

     Costs of Revenues - Depreciation Expense. Depreciation expense increased $5.9 million, or 54.2%, to $16.8 million in the quarter ended March 31, 1999, from $10.9 million in the quarter ended March 31, 1998. As a percent of revenues, depreciation expense decreased from 7.5% for the quarter ended March 31, 1998 to 12.1% for the quarter ended March 31, 1999 is primarily due to the depreciation of capital expenditures of $185.3 million since March 31, 1998, consisting principally of cargo modifications to two Boeing 747s and two Boeing 727s, engine overhauls and noise abatement modifications to nine Boeing 727s and one Douglas DC-9 aircraft.

    General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 7.8%, to $8.4 million in the quarter ended March 31, 1999, from $7.8 million in the quarter ended March 31, 1998. This increase was primarily due to an increase in support functions and administrative costs associated with the growth in the aircraft fleet. As a percentage of total revenues, general and administrative expenses increased to 6.1% in the quarter ended March 31, 1999, as compared to 5.4% for the quarter ended March 31, 1998, principally reflecting a decrease in revenues.

    Operating Income. As a result of the above, operating income increased $0.8 million to $7.7 million in the quarter ended March 31, 1999, from $6.9 million in the quarter ended March 31, 1998. Operating income margin increased to 5.5% in the quarter ended March 31, 1999, from 4.8% in the quarter ended March 31, 1998.

    Interest Expense. Interest expense increased to $12.2 million for the quarter ended March 31, 1999, from $9.7 million for the quarter ended March 31, 1998, a 25.6% increase. The increase was primarily the result of increased borrowings on the Company's Revolving Credit Facility, an increase of $56.9 million from March 31, 1998 and an overall increase in the interest rate under the December 10, 1998 amendment to the Revolving Credit Facility. Additionally, approximately $0.7 million of interest expense was capitalized during the quarter ended March 31, 1998 in connection with funds used in the cargo modification of one Boeing 747.

    Income Tax Benefit. Income tax benefit as a percentage of loss before income taxes remained consistent at 40% for the quarters ended March 31, 1999 and 1998.

    Net Loss. As a result of the above, the Company's net loss increased to $2 million in the quarter ended March 31, 1999, compared to a net loss of $1.7 million in the quarter ended March 31, 1998. Net loss as a percentage of total revenues increased to (1.4)% in the quarter ended March 31, 1999, from (1.2)% in the prior year period.

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

    In November 1997, the Company issued $340 million of 9.95% Senior Secured Notes (the "Notes"), resulting in net proceeds to the Company of approximately $329.1 million. The Notes provide for semi-annual interest payments of approximately $16.9 million on each May 15 and November 15 and mature in November 2004. The Notes are secured by a fleet of 30 aircraft, including nine Boeing 747s, eight Lockheed L-1011s and 13 Boeing 727s. The Notes are guaranteed by all of the Company's subsidiaries.

    The Company has a $43.7 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million commencing in March 1999, with the balance of $12.15 million due upon maturity in September 2002. Except as noted below, interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus 0.5%. As of March 31, 1999, the interest rate was 8.25%. Except as provided below, the Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 15 Boeing 727s and related engines and the stock of each of the Company's subsidiaries. The Term Loan is guaranteed by all of the Company's subsidiaries.

    In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of approximately $92.2 million, including an increase of $30 million to the borrowing base as a result of an amendment to the Credit Facility (the "Amendment") on December 10, 1998) that is secured by the same collateral as the Term Loan. Except as provided below, the Credit Facility bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus 0.5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of March 31, 1999, the Company had a balance of $71.9 million outstanding under the Credit Facility bearing interest at 9.5% and available borrowings under the Credit Facility of approximately $20.8 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of March 31, 1999, the Company was in compliance with all financial covenants.

     In connection with the Amendment, the Company pledged 11 Douglas DC-8-60s and eight Douglas DC-8-50s under the Credit Facility and the Term Loan. The Company can request WFB to release its liens on the Douglas DC-8-50 aircraft at any time in connection with a sale of the aircraft for full and fair consideration. With respect to the Douglas DC-8-60 aircraft, the Company can request WFB to release its liens on the Douglas DC-8-60s after first repaying the amount borrowed, if any, under the Amendment's $30 million increase to the borrowing base. Prior to December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s except in connection with a sale of the aircraft for full and fair consideration. After December 31, 1999, WFB is not obligated to release its liens on the Douglas DC-8-60s unless the Company meets specified financial criteria.

     The Amendment's increase in the borrowing base is available through January 1, 2000, subject to earlier termination by the Company (the "Loan Pricing Increase Period"). During the Loan Pricing Increase Period, the interest rate of the Term Loan and the Credit Facility is either the Prime Rate of WFB plus 1.75% or LIBOR plus 3.25%, regardless of financial covenant performance. Upon termination of this borrowing base increase, the interest rates on the Term Loan and the Credit Facility revert to those stated above.

    Capital expenditures were $26.3 million and $61.9 million for three months ended March 31, 1999 and 1998, respectively. Capital expenditures for the first quarter of 1999 were primarily for (i) modification of one Boeing 727 to cargo configuration, (ii) noise abatement modifications for one Boeing 727 and (iii) engine overhauls. Capital expenditures for the first quarter of 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to one Boeing 747 and one Boeing 727, (iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for three Boeing 727s, (v) engine overhauls, (vi) improvements to new office space at Dallas/Fort Worth International Airport and (vii) purchase of rotable aircraft parts.

    During the remainder of 1999, the Company estimates that capital expenditures will aggregate approximately $80 million and that it will make substantial capital expenditures thereafter.

    During the remainder of 1999, the Company anticipates capital expenditures of $15 million for noise abatement modifications to one Douglas DC-9 and seven Boeing 727 aircraft currently owned. The entire fleet must comply with Federal Aviation Administration ("FAA") noise regulations by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase.

    Service bulletins and directives issued under the FAA's "Aging Aircraft" program or issued on an ad hoc basis cause certain of the Company's aircraft to be subject to extensive aircraft examinations and/or structural inspections and modifications to address problems of corrosion and structural fatigue, among other things. Directives applicable to the Company's fleet can be issued at any time. The cost of complying with such potential future directives cannot currently be estimated, but could be substantial.

    The Company operates a fleet of 31 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a Directive which limits the cargo capacity of these Boeing 727s from approximately 8,000 pounds per cargo position to 4,000 pounds per cargo position until certain modifications are made.. Recently, the Company received approval from the FAA to modify its fleet of Boeing 727s to increase their cargo capacity to approximately 6,000 pounds per cargo position. The modifications are expected to take from three to four days to complete and to cost between $25,000 and $50,000 per aircraft, not including aircraft downtime.

    The Company believes that available funds, bank borrowings and cash flows expected to be generated by operations and through asset sales will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to sell any additional equity or debt securities or obtain additional credit facilities. Notwithstanding the foregoing, the Company may sell additional equity or debt securities or obtain additional credit facilities at any time.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has nearly completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment completed to date indicates that most of the Company's significant information technology systems could be affected. The Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services. In addition, the Company has plans to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

     With regard to the Company's information technology exposure, to date the Company is approximately 95% complete on the assessment phase and expects to complete software reprogramming and replacement (remediation) no later than May 31, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases will run concurrently for different systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all remediated systems fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

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

     The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at less than $0.5 million and is being funded through operating cash flows. As of April 30, 1999, the Company has incurred approximately $250,000 related to all phases of the Year 2000 project. The remaining project costs relate to repair of hardware and software and will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is possible that the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 also issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

SEASONALITY

    Certain of the Company's customers engage in seasonal businesses, especially the U.S. Postal Service and customers in the automotive industry. As a result, the Company has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the U.S. Postal Service and during the period from June 1 to November 30 when production schedules of the automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of forward looking terminology, such as "may," "will," "expect," "could," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" of the Company's 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS

(a)       Reports on Form 8-K:

Not applicable.

(b)       Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

   EXHIBIT NO.   DESCRIPTION
   -----------   ---------------------------------------------------------------
       3.1       - Certificate of Incorporation of the Company.(2)

       3.2       - Amended and Restated Bylaws of the Company.(4)

       3.3       - Amendment No. 1 to the Certificate of Incorporation of the
                   Company.(2)

       4.1       - Specimen Common Stock Certificate.(3)

       4.3       - Specimen Global Note in respect of 9.95% Senior Secured Notes due 2004.(4)

       4.4       - Indenture, dated November 17, 1997, in regard to 9.95% Senior
                   Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

       4.5       - First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

      21.1       - Subsidiaries of the Registrant.(4)

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.


                            KITTY HAWK, INC.


                            By: /s/ Richard R. Wadsworth
                               ------------------------------------------
                                    Richard R. Wadsworth, Jr.
                                    Senior Vice President - Finance,
                                    Chief Financial Officer, and Secretary

                               INDEX TO EXHIBITS


   EXHIBIT NO.   DESCRIPTION
   -----------   ---------------------------------------------------------------
       3.1       - Certificate of Incorporation of the Company.(2)

       3.2       - Amended and Restated Bylaws of the Company.(4)

       3.3       - Amendment No. 1 to the Certificate of Incorporation of the
                   Company.(2)

       4.1       - Specimen Common Stock Certificate.(3)

       4.3       - Specimen Global Note in respect of 9.95% Senior Secured Notes due 2004.(4)

       4.4       - Indenture, dated November 17, 1997, in regard to 9.95% Senior
                   Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

       4.5       - First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

      21.1       - Subsidiaries of the Registrant.(4)

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