Form 10-Q
period 1999-06-30
KITTY HAWK INC
filed 1999-08-16
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of August 13, 1999: 17,057,071.

                     KITTY HAWK, INC. AND SUBSIDIARIES


                                                                        PAGE NUMBER
      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998.......................     3

           Condensed Consolidated Statements of Income
              Three months ended June 30, 1999 and 1998 and
              Six months ended June 30, 1999 and 1998...................     4

           Condensed Consolidated Statement of Stockholders' Equity
              Six months ended June 30, 1999............................     5

           Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1999 and 1998...................     6

           Notes to Condensed Consolidated Financial Statements.........     7

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................    10

      Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk.................................................    16

      PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings........................................    17

      Item 2.  Changes in Securities....................................    17

      Item 3.  Defaults upon Senior Securities..........................    17

      Item 4.  Submission of Matters to a Vote of Security Holders......    17

      Item 5.  Other Information........................................    17

      Item 6.  Reports on Form 8-K and Exhibits.........................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                            JUNE 30,     DECEMBER 31,
                                                              1999           1998
                                                          ------------   ------------
                             ASSETS                        (UNAUDITED)
          Current assets
               Cash and cash equivalents..............      $  2,343       $ 15,077
               Restricted cash and short-term
                 investments..........................            --          1,964
               Trade accounts receivable..............        97,051        140,014
               Deferred income taxes..................        16,088         16,088
               Inventory and aircraft supplies........        52,562         50,135
               Prepaid expenses and other current
                 assets...............................        20,510         22,871
                                                            --------       --------
                   Total current assets...............       188,554        246,149

          Property and equipment, net.................       742,067        720,808
          Other assets, net...........................        16,784         15,628
                                                            --------       --------

          Total assets................................      $947,405       $982,585
                                                            ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities
               Accounts payable.......................      $ 65,760       $ 53,967
               Accrued expenses.......................        68,050        104,278
               Accrued maintenance reserves...........        20,651         22,382
               Current maturities of long-term debt...        14,054         20,564
                                                            --------       --------
                   Total current liabilities..........       168,515        201,191

          Revolving credit facility...................        91,900         86,900
          Long-term debt..............................       377,053        382,287
          Deferred income taxes.......................       113,261        113,261

          Minority interest...........................            --          4,749

          Commitments and contingencies

          Stockholders' equity
             Preferred  stock, $1 par value:
               Authorized shares -1,000,000; none
               issued.................................            --             --
             Common stock, $.01 par value:
               Authorized shares -25,000,000; issued
               and outstanding -16,995,987 and
               16,927,942, respectively...............           170            169
             Additional capital.......................       133,801        133,166
             Retained earnings........................        62,705         60,862
                                                            --------       --------
                   Total stockholders' equity.........       196,676        194,197
                                                            --------       --------

          Total liabilities and stockholders' equity..      $947,405       $982,585
                                                            ========       ========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)
                                   (unaudited)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                          -------------------------         ------------------------
                                                            1999             1998             1999            1998
                                                          --------         --------         --------        --------
         Revenues:
              Air freight carrier.................        $ 60,899         $ 74,852         $125,954        $147,276
              Air logistics.......................          44,765           27,935           71,113          55,625
              Scheduled freight...................          56,184           40,497           99,175          76,678
              Maintenance and other...............           6,146            9,917           10,257          18,635
                                                          --------         --------         --------        --------
                  Total revenues..................         167,994          153,201          306,499         298,214

         Costs of revenues:
              Flight expense......................          70,073           70,030          129,293         139,220
              Maintenance expense.................          35,438           30,747           70,035          64,955
              Aircraft fuel expense...............          18,269           15,906           30,055          31,356
              Depreciation expense................          17,908           11,552           34,692          22,432
                                                          --------         --------         --------        --------
                  Total costs of revenues.........         141,688          128,235          264,075         257,963
                                                          --------         --------         --------        --------

         Gross profit.............................          26,306           24,966           42,424          40,251

         General and administrative expenses......           7,882            7,812           16,293          15,613
         Non-qualified employee profit sharing
           expense................................             307               52              307             582
                                                          --------         --------         --------        --------
         Operating income.........................          18,117           17,102           25,824          24,056

         Other income (expense):
              Interest expense....................         (12,093)          (9,602)         (24,275)        (19,301)
              Other, net..........................             382              391            1,718           1,066
                                                          --------         --------         --------        --------

         Income before minority interest and
           income taxes...........................           6,406            7,891            3,267           5,821

         Minority interest........................              --              619              196           1,430
                                                          --------         --------         --------        --------

         Income before income taxes...............           6,406            7,272            3,071           4,391

         Income tax expense.......................           2,562            2,909            1,228           1,756
                                                          --------         --------         --------        --------

         Net income...............................        $  3,844         $  4,363         $  1,843        $  2,635
                                                          ========         ========         ========        ========

         Basic and diluted income per share.......        $   0.23         $   0.26         $   0.11        $   0.16
                                                          ========         ========         ========        ========

         Weighted average common shares
           outstanding............................          16,996           16,792           16,989          16,767
                                                          ========         ========         ========        ========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (in thousands, except share data)
                                   (unaudited)


                                            NUMBER OF     COMMON      ADDITIONAL    RETAINED
                                             SHARES       STOCK        CAPITAL      EARNINGS     TOTAL
                                           -----------    ------      ----------    --------    --------
  Balance at December 31, 1998...........   16,927,942    $  169      $  133,166    $ 60,862   $ 194,197

  Shares issued in connection with the
    Employee Stock Purchase Plan.........       68,045         1             635          --         636

  Net income.............................           --        --              --       1,843       1,843
                                           -----------    ------      ----------    --------    --------

  Balance at June 30, 1999...............   16,995,987    $  170      $  133,801    $ 62,705   $ 196,676
                                           ===========    ======      ==========    ========   =========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                               1999           1998
                                                             ---------      ---------
Operating activities:
   Net income ..........................................     $   1,843      $   2,635
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .....................        36,186         23,572
     Gain on sales of assets ...........................          (864)          (713)
     Minority interest .................................           196          1,430
     Changes in operating assets and liabilities:
       Trade accounts receivable .......................        43,473         50,032
       Inventory and aircraft supplies .................        (7,539)       (11,060)
       Prepaid expenses and other current assets .......            41        (11,865)
       Accounts payable and accrued expenses ...........       (26,774)       (17,668)
       Accrued maintenance reserves ....................        (2,122)          (103)
                                                             ---------      ---------

Net cash provided by operating activities ..............        44,440         36,260

Investing activities:
   Capital expenditures ................................       (49,314)      (124,661)
   Redemption of short term investments ................            --         46,507
   Proceeds from sales of assets .......................         1,234          4,222
                                                             ---------      ---------
Net cash used in investing activities ..................       (48,080)       (73,932)

Financing activities:
   Proceeds from issuance of long-term debt ............         2,965         11,880
   Repayments of long-term debt ........................       (17,059)        (7,438)
   Net borrowings on revolving credit facility .........         5,000         31,000
   Distributions to minority interest ..................            --         (1,420)
   Note receivable issued to stockholder ...............            --             41
                                                             ---------      ---------
Net cash (used in) provided by financing activities ....        (9,094)        34,063
                                                             ---------      ---------

Net decrease in cash and cash equivalents ..............       (12,734)        (3,609)

Cash and cash equivalents at beginning of period .......        15,077         17,907
                                                             ---------      ---------

Cash and cash equivalents at end of period .............     $   2,343      $  14,298
                                                             =========      =========

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

    Operating results for the three month period and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

3. RECLASSIFICATIONS

    Certain balances from the prior year have been reclassified to conform to the current year presentation.

4. SEGMENT REPORTING

    The Company derives revenue from four related lines of business: air freight carrier services, air logistics services, scheduled freight services and maintenance services. Each of these is considered a business segment, with its respective financial performance detailed below. Included in each are intersegment transactions for revenues and costs of revenues which generally approximate market prices. Each business segment is currently evaluated by the Company's Chief operating decision maker on financial performance at the operating income line.

    The Company's air freight carrier line of business is conducted by the Company's two FAA Part 121 airlines: a wide-body airline (Kitty Hawk International, Inc., formerly American International Airways, Inc.) and a narrow-body airline (Kitty Hawk Aircargo, Inc.). For reporting purposes, however, the air freight carrier business is reported and referred to herein as one unit. The Company's air freight carrier provides services to third parties under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, the air freight carrier performs ad hoc charters for the air logistics service provider and other governmental and commercial customers. The air freight carrier also provided passenger charters during fiscal years 1997 and 1998. The Company eliminated its passenger charter division in January 1999.

    The Company's air logistics services line of business is conducted by the Company's FAA Part 135 small aircraft airline. The air logistics service provider arranges the delivery of time sensitive freight within North America, principally the United States. The air logistics service provider utilizes third party aircraft as well as its own fleet of small aircraft and the fleet of the Company's two FAA Part 121 air freight carriers.

    The Company's scheduled freight service consists of an overnight freight service provider operating in a network of over 40 North American cities, as well as a service between Los Angeles, the Hawaiian islands and several Pacific Rim countries.

    The Company's maintenance operation provides engine overhauls for third parties as well as for certain of the Company's aircraft. The Company recently curtailed its third party maintenance operation and at June 30, 1999 only provided engine overhauls on JT3 engines for Douglas DC8s and JT8 engines for Boeing 727s and Douglas DC9s. On August 13, 1999, the Company further curtailed its maintenance operation when it completed the sale of certain maintenance-related assets and parts to a third party. (See Note 7).

    The other category consists of corporate activities as well as the activities of Longhorn Solutions, Inc., the Company's wholly-owned software developer/reseller and in-house management information systems service supplier.

    Business assets are owned by or allocated to each of the business segments. Assets included in other include cash, investment in subsidiaries and intercompany receivables.

                                      ACMI      ACMI        TOTAL
                                      WIDE-    NARROW-    AIR FREIGHT     AIR      SCHEDULED             INTERSEGMENT  CONSOLIDATED
                                      BODY       BODY       CARRIER    LOGISTICS    FREIGHT     OTHER    ELIMINATIONS     BALANCE
                                    --------   --------   -----------  ---------   ---------   --------  ------------  ------------
                                                       (AMOUNTS IN THOUSANDS)
 Quarter ended June 30, 1999
Revenue from external customers     $ 21,810   $ 42,470   $    64,280  $  47,479   $  56,184   $     51  $         --  $    167,994
Revenue from intersegment             37,941     11,376        49,317        305         310        152       (50,084)           --
operations
Operating income                       6,345      1,361         7,706      7,473       4,090     (1,152)           --        18,117
Interest expense                                                                                                            (12,093)
Other income (expense)                                                                                                          382
Income before minority interest and
  taxes                                                                                                                $      6,406

Total assets                        $735,624   $264,848   $ 1,000,472  $  84,370   $  34,302   $572,172  $   (743,911) $    947,405

 Quarter ended June 30, 1998
Revenue from external customers     $ 58,437   $ 23,490   $    81,927  $  30,777   $  40,497   $     --  $         --  $    153,201
Revenue from intersegment             19,706      9,510        29,216      2,608         306         --       (32,130)           --
operations
Operating income                       7,989      4,403        12,392      2,747       2,401       (438)           --        17,102
Interest expense                                                                                                             (9,602)
Other income (expense)                                                                                                          391
Income before minority interest and
  taxes                                                                                                                $      7,891

Total assets                        $591,123   $153,750   $   744,873  $  73,174   $  25,283   $506,070  $   (489,191) $    860,209

 Six months ended June 30, 1999
Revenue from external customers     $ 49,163   $ 81,380   $   130,543  $  76,637   $  99,175   $    144  $         --  $    306,499
Revenue from intersegment             67,747     22,863        90,610        905         511        264       (92,290)           --
operations
Operating income                       6,685      4,321        11,006     10,413       6,289     (1,884)           --        25,824
Interest expense                                                                                                            (24,275)
Other income (expense)                                                                                                        1,718
Income before minority interest and
  taxes                                                                                                                $      3,267

Total assets                        $735,624   $264,848   $ 1,000,472  $  84,370   $  34,302   $572,172  $   (743,911) $    947,405



 Six months ended June 30, 1998
Revenue from external customers     $115,423   $ 44,949   $   160,372  $  61,164   $  76,678   $     --  $         --  $    298,214
Revenue from intersegment             36,619     17,131        53,750      5,751         640         --       (60,141)           --
operations
Operating income                       7,491      8,684        16,175      4,900       3,127       (146)           --        24,056
Interest expense                                                                                                            (19,301)
Other income (expense)                                                                                                        1,066
Income before minority interest and
  taxes                                                                                                                $      5,821

Total assets                        $591,123   $153,750   $   744,873  $  73,174   $  25,283   $506,070  $   (489,191) $    860,209


    The Company does not separately report results of its maintenance operation and related asset information to the Company's chief operating decision maker. Accordingly, financial data for the maintenance operation is included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above. Third party maintenance revenue included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above amounted to $2.4 million, $1.0 million and $2.7 million for the quarter ended June 30, 1999, respectively; $7.1 million, $0 and $2.8 million for the quarter ended June 30, 1998, respectively; $3.1 million, $1.5 million and $5.5 million for the six months ended June 30, 1999, respectively; and $13.1 million, $0 and $5.5 million for the six months ended June 30, 1998, respectively.

5. SUPPLEMENTAL GUARANTOR INFORMATION

    In November 1997, the Company issued $340 million of 9.95% Senior Secured Notes (the "Notes"). Each of the Company's subsidiaries (collectively, the "Guarantors") have fully and unconditionally and jointly and severally guaranteed (the "Guarantees") on a senior basis, the full and prompt performance of the

Company's obligations under the Notes. The Guarantees are limited to the largest amount that would not render such Guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Guarantees rank senior in right of payment to any subordinated indebtedness and, except with respect to collateral, pari passu with all existing and future unsubordinated indebtedness of the Guarantors. Each of the Guarantors is a wholly-owned subsidiary of the Company.

    The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management believes that such information is not material to investors. Summary financial information is presented for Kitty Hawk, Inc., the Parent, and the Guarantors.

                                               KITTY HAWK,    SUBSIDIARIES
                                               INC. (PARENT)  (GUARANTORS)   ELIMINATIONS        TOTAL
                                               -------------  ------------   ------------      ---------
                                                                (amounts in thousands)
    As of June 30, 1999
Current assets                                 $       5,169  $    183,385   $        --      $ 188,554
Non-current assets                                   538,907       749,767      (529,823)       758,851
Current liabilities                                    9,654       604,444      (445,583)       168,515
Non-current liabilities                              433,550       148,664            --        582,214
Minority interest                                         --            --            --             --
Stockholders' equity                                 100,872       180,044       (84,240)       196,676

    As of December 31, 1998
Current assets                                 $      18,273  $    227,876   $        --      $ 246,149
Non-current assets                                   519,434       736,824      (519,822)       736,436
Current liabilities                                   10,065       620,948      (429,822)       201,191
Non-current liabilities                              426,900       155,548            --        582,448
Minority interest                                         --            --         4,749          4,749
Stockholders' equity                                 100,742       188,204       (94,749)       194,197

    For the three months ended June 30, 1999
Revenue                                        $          --  $    168,130   $      (136)     $ 167,994
Gross profit                                              --        26,442          (136)        26,306
Operating income                                      (1,018)       19,135            --         18,117
Net income                                              (421)        4,265            --          3,844

    For the six months ended June 30, 1999
Revenue                                        $          --  $    306,747   $      (248)     $ 306,499
Gross profit                                              --        42,672          (248)        42,424
Operating income                                      (1,688)       27,512            --         25,824
Net income                                              (500)        2,539          (196)         1,843

    For the three months ended June 30, 1998
Revenue                                        $          --  $    153,201   $        --      $ 153,201
Gross profit                                              --        24,966            --         24,966
Operating income                                           4        17,098            --         17,102
Net income                                               (49)        5,031          (619)         4,363

    For the six months ended June 30, 1998
Revenue                                        $          --  $    298,214   $        --      $ 298,214
Gross profit                                              --        40,251            --         40,251
Operating income                                        (212)       24,268            --         24,056
Net income                                              (214)        4,279        (1,430)         2,635

6.       EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of shares outstanding during the period, taking into consideration the dilutive effect of the Company's outstanding options issued to its employees and directors to acquire the Company's common stock. As of June 30, 1999, 280,000 options were outstanding with a weighted average exercise price of $11.56 per share. As the weighted average exercise price of the outstanding options exceeded the average market price of the Company's common stock for the three and six month periods ended June 30, 1999, the effect of the stock options was excluded from the Company's diluted earnings per share calculation.

7.       SUBSEQUENT EVENTS

     On August 13, 1999, the Company completed the sale of its Oscoda, Michigan-based JT8 engine and Boeing 727 aircraft maintenance operations to Aviation Sales Company. At closing, the Company received approximately $21.4 million of consideration, consisting of approximately $17.9 million of cash and $3.5 million of purchase credits. The Company also entered into exclusive maintenance agreements with Aviation Sales Company for maintenance of the Company's fleet of Boeing 727s and JT8 engines. Upon consummation of the sale, the Company ceased providing third party maintenance on JT8 engines for Boeing 727s and Douglas DC9s.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Revenues. The Company's revenues are derived from four related lines of business: (i) air freight carrier services, (ii) air logistics services, (iii) scheduled freight services, and (iv) maintenance services. The Company's air freight carrier line of business is conducted by the Company's two FAA Part 121 airlines: a wide-body airline (Kitty Hawk International, Inc. formerly American International Airways, Inc.) and a narrow-body airline (Kitty Hawk Aircargo, Inc.). For reporting purposes, however, the air freight carrier business is reported and referred to herein as one unit. The Company's air logistics services line of business is conducted by the Company's FAA Part 135 small aircraft airline.

    Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contract charters. In addition, revenues from the Company's passenger charter service (which was eliminated in January
1999) are also included in air freight carrier revenues. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers, as well as the air logistics service provider's fleet of small jet and prop aircraft and the fleet of the Company's two FAA Part 121 air freight carriers. Scheduled freight service revenues are generated through an overnight airport-to-airport freight service to over 40 U.S. cities and an international service between Los Angeles and Honolulu, among the Hawaiian islands and once a week through Melbourne, Hong Kong and other Pacific Rim locations. Maintenance revenue was previously generated from third party maintenance work performed on engines and airframes. During the fourth quarter of 1998, the Company stopped providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s. In August 1999, the Company stopped providing third party engine overhaul services on JT8 engines.

    The principal factors that have contributed to revenue growth over the past several years have been increases in the Company's fleet from 10 aircraft at December 31, 1993 to 113 aircraft at June 30, 1999, the general U.S. economic expansion and the increased global demand for time sensitive air freight services.

    Costs of Revenues. The principal components of the costs of revenues are flight expense, maintenance expense, aircraft fuel expense and depreciation expense. Flight expense includes the salaries and expenses for pilots and flight operations personnel, insurance, sub-charter costs paid to third party air freight carriers and costs paid for ground handling and transportation. Maintenance expense includes salaries and expenses for maintenance personnel and maintenance on the aircraft. Aircraft fuel expense is generally applicable only to the air logistics service provider and the scheduled freight services provider because fuel for the ACMI contract charters is generally provided by the customer or billed to the customer on a direct pass-through basis. Depreciation expense includes depreciation on airframes and engines and all other property and equipment associated with the operation of each business segment.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                                        THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------                ----------------------------
                                                        1999                  1998                  1999                  1998
                                                       ------                ------                ------                ------
         Revenues:
              Air freight carrier.................       36.3%                 48.9%                 41.1%                 49.4%
              Air logistics.......................       26.6                  18.2                  23.2                  18.7
              Scheduled freight service...........       33.4                  26.4                  32.4                  25.7
              Maintenance and other...............        3.7                   6.5                   3.3                   6.2
                                                       ------                ------                ------                ------
                  Total revenues..................      100.0                 100.0                 100.0                 100.0
         Costs of revenues:
              Flight expense......................       41.7                  45.7                  42.2                  46.7
              Maintenance expense.................       21.1                  20.1                  22.9                  21.8
              Aircraft fuel expense...............       10.9                  10.4                   9.8                  10.5
              Depreciation expense................       10.6                   7.5                  11.3                   7.5
                                                       ------                ------                ------                ------
                 Total costs of revenues..........       84.3                  83.7                  86.2                  86.5
                                                       ------                ------                ------                ------
         Gross profit.............................       15.7                  16.3                  13.8                  13.5
         General and administrative expenses......        4.7                   5.1                   5.3                   5.2
         Non-qualified employee profit sharing
           expense................................        0.2                   0.0                   0.1                   0.2
                                                       ------                ------                ------                ------
         Operating income.........................       10.8                  11.2                   8.4                   8.1
         Interest expense.........................       (7.2)                 (6.3)                 (7.9)                 (6.5)
         Other income.............................        0.2                   0.2                   0.6                   0.4
                                                       ------                ------                ------                ------
         Income before minority interest and
           income taxes...........................        3.8                   5.1                   1.1                   2.0
         Minority interest........................         --                   0.4                   0.1                   0.5
                                                       ------                ------                ------                ------
         Income before income taxes...............        3.8                   4.7                   1.0                   1.5
         Income tax expense.......................        1.5                   1.9                   0.4                   0.6
                                                       ------                ------                ------                ------
         Net income...............................        2.3%                  2.8%                  0.6%                  0.9%
                                                       ======                ======                ======                ======

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

    Revenues - Air Freight Carrier. Air freight carrier revenues decreased $14 million, or 18.6%, to $60.9 million in the quarter ended June 30, 1999, from $74.9 million in the quarter ended June 30, 1998. This decrease was primarily attributable to (i) the elimination of the Company's passenger charter division, which contributed $15 million of revenue in the quarter ended June 30, 1998,
(ii) the shift of one Boeing 747 aircraft from air freight carrier service to scheduled freight service and (iii) a reduction in block hours flown by Douglas DC-8s, as the Company positions itself to sell this aircraft type. This decrease was partially offset by revenue from four additional Boeing 727s and two additional Boeing 747s added to the fleet after June 30, 1998. The Company has also implemented selective price increases for some of its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues increased $16.8 million, or 60.3%, to $44.8 million in the quarter ended June 30, 1999, from $27.9 million in the quarter ended June 30, 1998. This increase was primarily due to an increase in the number of trips managed from 4,623 in the quarter ended June 30, 1998 to 7,117 in the quarter ended June 30, 1999, an increase of 54%. Although prices for the Company's air logistics services remained relatively constant, the average revenue per trip increased due to the mix of aircraft used.

    Revenues - Scheduled Freight. Scheduled freight revenues increased $15.7 million, or 38.7%, to $56.2 million in the quarter ended June 30, 1999, from $40.5 million in the quarter ended June 30, 1998. This increase was primarily due to several price increases since June 30, 1998, as well as adding another Boeing 747 into international scheduled service in May 1999 and adding a fifth night to certain domestic scheduled routes effective June 1, 1999. Freight volumes in the scheduled freight operation increased approximately 11.2% from the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1999 due to the additional flight activity. The average yield per pound increased 25.5%, from $0.51 per pound for the quarter ended June 30, 1998 to $0.64 per pound for the quarter ended June 30, 1999.

    Revenues - Maintenance and Other. Maintenance and other revenues decreased $3.8 million, or 38%, to $6.1 million in the quarter ended June 30, 1999, from $9.9 million in the quarter ended June 30, 1998. This decrease was primarily due to the Company's decision to stop providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s.

    Costs of Revenues - Flight Expense. Flight expense increased less than 1% to $70.1 million in the quarter ended June 30, 1999, from $70 million in the quarter ended June 30, 1998. As a percent of revenues, flight expense decreased to 41.7% for the quarter ended June 30, 1999 as compared to 45.7% for the quarter ended June 30, 1998. This decrease as a percent of revenues was primarily due to (i) the elimination of the passenger charter division (which resulted in reduced wages, catering expense, subcharter expense and ground handling costs, a savings of $4.4 million), (ii) a general reduction in crew travel costs and (iii) an overall reduction in subcharter expense as fewer Company aircraft were out of service for maintenance activities. These decreases were offset by a $10.7 million increase in flight expense attributable to the air logistics service due to an increase in the number of trips during the quarter ended June 30, 1999.

    Costs of Revenues - Maintenance Expense. Maintenance expense increased $4.7 million, or 15.3%, to $35.4 million in the quarter ended June 30, 1999, from $30.7 million in the quarter ended June 30, 1998. The increase is primarily due to the increased parts expense and labor costs associated with maintaining an aging fleet and an overall increase in the use of the Company's aircraft. Additionally, the Company incurred an additional $1.1 million in maintenance expense for the quarter ended June 30, 1999 for several C-checks that exceeded the reserves established for the aircraft. As a percent of revenues, maintenance expense increased slightly from 20.1% for the quarter ended June 30, 1998 as compared to 21.1% for the quarter ended June 30, 1999.

    Costs of Revenues - Aircraft Fuel Expense. Aircraft fuel expense increased $2.4 million, or 14.9%, to $18.3 million in the quarter ended June 30, 1999, from $15.9 million in the quarter ended June 30, 1998. As a percent of revenues, aircraft fuel expense increased from 10.4% for the quarter ended June 30, 1998 to 10.9% for the quarter ended June 30, 1999. This increase is primarily due to an 11.6% increase in fuel prices from an average price of $0.60 per gallon for the quarter ended June 30, 1998 as compared to an average price of $0.67 per gallon for the quarter ended June 30, 1999. Fuel expense has also increased due to increased flight activity for the Company's scheduled freight operation and two United States Postal Service ("USPS") contracts, where fuel costs are not directly passed through to the USPS. The increase in fuel expense was offset by the elimination of the Company's passenger charter business, which resulted in a savings of $1.9 million in the quarter ended June 30, 1999.

    Costs of Revenues - Depreciation Expense. Depreciation expense increased $6.4 million, or 55%, to $17.9 million in the quarter ended June 30, 1999, from $11.6 million in the quarter ended June 30, 1998. As a percent of revenues, depreciation expense increased from 7.5% for the quarter ended June 30, 1998 to 10.7% for the quarter ended June 30, 1999. This increase is primarily due to the depreciation of capital expenditures of approximately $170 million since June 30, 1998, consisting principally of (i) cargo modifications to two Boeing 747s and two Boeing 727s,
(ii) engine overhauls and (iii) noise abatement modifications to ten Boeing 727s and one Douglas DC-9.

    General and Administrative Expenses. General and administrative expenses increased less than 1% to $7.9 million in the quarter ended June 30, 1999, from $7.8 million in the quarter ended June 30, 1998. As a percentage of total revenues, general and administrative expenses decreased to 4.7% in the quarter ended June 30, 1999, as compared to 5.1% for the quarter ended June 30, 1998, principally reflecting an increase in the Company's revenues.

    Operating Income. As a result of the above, operating income increased $1 million to $18.1 million in the quarter ended June 30, 1999, from $17.1 million in the quarter ended June 30, 1998. Operating income margin decreased to 10.8% in the quarter ended June 30, 1999, from 11.2% in the quarter ended June 30, 1998.

    Interest Expense. Interest expense increased to $12.1 million for the quarter ended June 30, 1999, from $9.6 million for the quarter ended June 30, 1998, a 25.9% increase. The increase was primarily the result of increased borrowings on the Company's Credit Facility, an increase of $50.9 million from June 30, 1998, and an overall increase in the interest rate under the December 10, 1998 amendment to the Credit Facility. Additionally, approximately $0.8 million of interest expense was capitalized during the quarter ended June 30, 1998 in connection with funds used in the cargo modification of one Boeing 747.

    Income Tax Expense. Income tax expense as a percentage of income before income taxes remained consistent at 40% for the quarters ended June 30, 1999 and 1998.

Net Income. As a result of the above, the Company's net income decreased to $3.8 million in the quarter ended June 30, 1999, as compared to net income of $4.4 million in the quarter ended June 30, 1998. Net income as a percentage of total revenues decreased to 2.3% in the quarter ended June 30, 1999, from 2.8% in the prior year period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues - Air Freight Carrier. Air freight carrier revenues decreased $21.3 million, or 14.5%, to $126 million in the six months ended June 30, 1999, from $147.3 million in the six months ended June 30, 1998. This decrease was primarily attributable to (i) the elimination of the Company's passenger charter division, which contributed $28.8 million of revenue in the six months ended June 30, 1998, (ii) the shift of one Boeing 747 from air freight carrier service to scheduled freight service and (iii) an overall reduction in block hours flown by Douglas DC-8s. This decrease was partially offset by placing four additional Boeing 727s and two additional Boeing 747s into cargo service after June 30, 1998 and increased utilization of aircraft during non-peak cargo hours. The Company has also implemented selective price increases for some of its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues increased $15.5 million, or 27.8%, to $71.1 million in the six months ended June 30, 1999, from $55.6 million in the six months ended June 30, 1998. This increase was primarily due to an increase in the number of trips managed from 9,031 in the six months ended June 30, 1998 to 12,027 in the six months ended June 30, 1999, a 33% increase. Although prices for the Company's air logistics services remained relatively constant, the average revenue per trip decreased 4% due to the mix of the aircraft used for the trips.

    Revenues - Scheduled Freight. Scheduled freight revenues increased $22.5 million, or 29.3%, to $99.2 million in the six months ended June 30, 1999, from $76.7 million in the six months ended June 30, 1998. This increase was primarily due to (i) several price increases since June 30, 1998, (ii) adding a Boeing
747 into international scheduled freight service in May 1999 and (iii) adding a fifth night to certain domestic scheduled routes effective June 1, 1999. Freight volumes in the scheduled freight operation increased approximately 5.1% in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to the additional flight activity. The average yield per pound increased 24.5%, from $0.49 per pound for the six months ended June 30, 1998 to $0.61 per pound for the six months ended June 30, 1999.

    Revenues - Maintenance and Other. Maintenance and other revenues decreased $8.4 million, or 45%, to $10.2 million in the six months ended June 30, 1999, from $18.6 million in the six months ended June 30, 1998. This decrease was primarily due to the Company's decision to stop providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s.

    Costs of Revenues - Flight Expense. Flight expense decreased $9.9 million, or 7%, to $129.3 million in the six months ended June 30, 1999, from $139.2 million in the six months ended June 30, 1998. As a percent of revenues, flight expense decreased to 42.2% for the six months ended June 30, 1999 as compared to 46.7% for the six months ended June 30, 1998. This decrease was primarily due to
(i) the elimination of the passenger charter division (which resulted in reduced wages, catering expenses, subcharter expenses and ground handling costs, a savings of $9.1 million), (ii) a general reduction in crew travel costs and
(iii) an overall reduction in subcharter expense as fewer Company aircraft were out of service for maintenance activities. These decreases were offset by a $8.3 million increase in flight expense attributable to the air logistics service due to an increase in the number of trips.

    Costs of Revenues - Maintenance Expense. Maintenance expense increased $5 million, or 7.8%, to $70 million in the six months ended June 30, 1999, from $65 million in the six months ended June 30, 1998. The increase is primarily due to the increased parts expense and labor costs associated with maintaining an aging fleet and increased flight activity. Additionally, the Company incurred an additional $1.9 million in maintenance expense in the six months ended June 30, 1999 for several C-checks that exceeded the reserves established for the aircraft.

    Costs of Revenues - Aircraft Fuel Expense. Aircraft fuel expense decreased $1.3 million, or 4%, to $30 million in the six months ended June 30, 1999, from $31.4 million in the six months ended June 30, 1998. As a percent of revenues, aircraft fuel expense decreased from 10.5% for the six months ended June 30, 1998 to 9.8% for the six months ended June 30, 1999. This decrease is primarily due to a 1.6% decline in fuel prices from an average price of $0.62 per gallon for the six months ended June 30, 1998 as compared to an average price of $0.61 per gallon for the six months ended June 30, 1999. Additionally, the Company is no longer incurring aircraft fuel expense from its passenger charter business, which resulted in a savings of $4.1 million in the six months ended June 30, 1999. This decrease was partially offset by fuel expense increases due to increased flight activity for the Company's scheduled freight service and two USPS contracts, where fuel costs are not directly passed through to the USPS.

    Costs of Revenues - Depreciation Expense. Depreciation expense increased $12.3 million, or 54.7%, to $34.7 million in the six months ended June 30, 1999, from $22.4 million in the six months ended June 30, 1998. As a percent of revenues, depreciation expense increased from 7.5% for the six months ended June 30, 1998 to 11.3% for the six months ended June 30, 1999. This increase is primarily due to the depreciation of capital expenditures of approximately $170 million since June 30, 1998, consisting principally of (i) cargo modifications to two Boeing 747s and two Boeing 727s, (ii) engine overhauls and (iii) noise abatement modifications to ten Boeing 727s and one Douglas DC-9.

    General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 4.4%, to $16.3 million in the six months ended June 30, 1999, from $15.6 million in the six months ended June 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 5.3% in the six months ended June 30, 1999, as compared to 5.2% for the six months ended June 30, 1998.

    Operating Income. As a result of the above, operating income increased $1.8 million to $25.8 million in the six months ended June 30, 1999, from $24.1 million in the six months ended June 30, 1998. Operating income margin increased to 8.4% in the six months ended June 30, 1999, from 8.1% in the six months ended June 30, 1998.

    Interest Expense. Interest expense increased to $24.3 million for the six months ended June 30, 1999, from $19.3 million for the six months ended June 30, 1998, a 25.8% increase. The increase was primarily the result of increased borrowings on the Company's Credit Facility, an increase of $50.9 million from June 30, 1998, and an overall increase in the interest rate under the December 10, 1998 amendment to the Credit Facility. Additionally, approximately $1.5 million of interest expense was capitalized during the six months ended June 30, 1998 in connection with funds used in the cargo modification of one Boeing 747.

    Income Tax Expense. Income tax expense as a percentage of income before income taxes remained consistent at 40% for the six months ended June 30, 1999 and 1998.

    Net Income. As a result of the above, the Company's net income decreased to $1.8 million in the six months ended June 30, 1999, compared to a net income of $2.6 million in the six months ended June 30, 1998. Net income as a percentage of total revenues decreased to 0.6% in the six months ended June 30, 1999, from 0.9% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements are primarily for the acquisition and modification of aircraft and working capital. In addition, the Company has, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for its fleet and for debt service. The Company also has seasonal working capital needs, because it generates higher revenue in the fourth calendar quarter and lower revenue in the first calendar quarter. Funding requirements have historically been met through internally generated funds, bank borrowings and aircraft and other asset sales and from public and private offerings of equity and debt securities. From time to time, the Company has entered into sale/leaseback transactions to acquire aircraft and may do so in the future.

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

    The Company has a $40.9 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million, with the balance of $12.5 million due upon maturity in September 2002. Except as noted below, interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. ("WFB") or the Federal Funds Rate plus 0.5%. As of June 30, 1999, the interest rate was 8.4%. Except as provided below, the Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 15 Boeing 727s and related engines and the stock of each of the Company's subsidiaries. The Term Loan is guaranteed by all of the Company's subsidiaries.

    In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of $100 million, including an increase of $30 million to the borrowing base as a result of an amendment to the Credit Facility (the "Amendment") on December 10, 1998) that is secured by the same collateral as the Term Loan. Except as provided below, the Credit Facility bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus 0.5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of June 30, 1999, the Company had a balance of $91.9 million outstanding under the Credit Facility bearing interest at a weighted average rate of 8.7% and available borrowings under the Credit Facility of approximately $7.7 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of June 30, 1999, the Company was in compliance with all financial covenants.

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

    Capital expenditures were $49.3 million and $124.7 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures for the six months ended June 30, 1999 were primarily for (i) modification of one Boeing 727 to cargo configuration, (ii) noise abatement modifications for three Boeing 727s, (iii) engine overhauls, (iv) heavy maintenance checks on two Boeing 727s and (v) purchase of rotable aircraft parts. Capital expenditures for the six months ended June 30, 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to two Boeing 747s and one Boeing 727, (iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for seven Boeing 727s, (v) engine overhauls, (vi) the purchase of 12 engines, (vii) improvements to new office space at Dallas/Fort Worth International Airport and (viii) the purchase of rotable aircraft parts.

    During the remainder of 1999, the Company estimates that capital expenditures will aggregate approximately $60 million and that it will make substantial capital expenditures thereafter.

    During the remainder of 1999, the Company anticipates capital expenditures of approximately $10 million for noise abatement modifications to one Douglas DC-9 and six Boeing 727 aircraft currently owned by the Company. The entire fleet must comply with Federal Aviation Administration ("FAA") noise regulations by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase.

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

    The Company operates a fleet of 31 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a Directive which limits the cargo capacity of these Boeing 727s from approximately 8,000 pounds per cargo position to 4,000 pounds per cargo position until certain modifications are made.. Recently, the Company received approval from the FAA to modify its fleet of Boeing 727s to increase their cargo capacity to approximately 6,000 pounds per cargo position. The modifications are expected to take from three to four days to complete and to cost between $25,000 and $50,000 per aircraft, not including aircraft downtime. The costs incurred to modify the aircraft are expensed. As of July 31, 1999, the Company has 19 aircraft left to modify.

    The Company believes that available funds, bank borrowings and cash flows expected to be generated by operations and through planned asset sales will be sufficient to meet its anticipated cash needs for working capital, debt service and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. However, there can be no assurance that the Company will be able to sell any additional equity or debt securities or obtain additional credit facilities. Notwithstanding the foregoing, the Company may sell additional equity or debt securities or obtain additional credit facilities at any time.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

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

    The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has nearly completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment completed to date indicates that most of the Company's significant information technology systems could be affected. The Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services. In addition, the Company will continue to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

    With regard to the Company's information technology exposure, to date the Company has completed the assessment phase and expects to complete software reprogramming and replacement (remediation) no later than August 31, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases will run concurrently for different systems. The testing and remediation phase for all significant systems is expected to be completed by the end of the third quarter of 1999.

    The Company is in the process of working with third party vendors to ensure that any of the Company's systems that interface directly with third parties are Year 2000 compliant by September 30, 1999.

    The Company has launched a program to query its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources, although the Company understands that certain fuel refiners may be particularly susceptible to disruption caused by non-compliant embedded chips, and that certain electrical power suppliers may be similarly affected. The Company has no means of ensuring that external agents will be Year 2000 ready. The inability of certain external agents, such as the FAA, fuel refiners and suppliers generally, and electrical power suppliers, to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

    The Company is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Company's Year 2000 compliance effort is estimated at less than $0.5 million and is being funded through operating cash flows. As of August 1, 1999, the Company has incurred approximately $310,000 related to all phases of the Year 2000 compliance effort. The remaining costs of compliance relate to repair of hardware and software and will be expensed as incurred.

    The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. However, there can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties.

    Management of the Company believes it has an effective program in place to identify, assess, remediate and test problems related to the Year 2000 issue in a timely manner. However, it is possible that the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. As noted above, the Company has not yet completed all necessary phases of the Year 2000 compliance effort. Disruptions in the economy generally resulting from the Year 2000 issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company currently has no contingency plans in place for dealing with the most likely worst case scenario in the event it does not complete all phases of the Year 2000 compliance effort. The Company plans to evaluate the status of completion in October 1999 and determine whether such a plan is necessary.

    If the Company's expectations or assessments of the impact of the Year 2000 issue prove to be incorrect, the Company's business may be materially affected.

SEASONALITY

    Certain of the Company's customers engage in seasonal businesses, especially the USPS and customers in the automotive industry. As a result, the Company has historically experienced its highest quarterly revenues and profitability during the fourth quarter of the calendar year due to the peak Christmas season activity of the USPS and during the period from June 1 to November 30 when production schedules of the automotive industry typically increase. Consequently, the Company experiences its lowest quarterly revenue and profitability during the first quarter of the calendar year.

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of forward looking terminology, such as "may," "will," "expect," "could," "anticipate," "believes," "plans," "intends," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" of the Company's 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended June 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the Meeting, the following proposals were considered and voted upon: (i) the election of two Class II directors, each for a three-year term expiring in 2002;
(ii) the approval of the Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan; (iii) the approval of Amendment No. 1 to the Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan; (iv) the approval of the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan; (v) the approval of Amendment No. 1 to the Kitty Hawk, Inc. Amended and Restated Employee Stock Purchase Plan; (vi) the approval of the Kitty Hawk, Inc. 1999 Executive Stock Option Plan; and (vii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for 1999. With respect to the election Tilmon J. Reeves as a Class II director, 14,703,822 shares were voted for the proposal and 249,502 shares were withheld. With respect to the election of Philip J. Sauder as a Class II director, 14,713,091 shares voted for the proposal and 240,233 shares were withheld. With respect to the approval of the Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan, 12,132,988 shares were voted for the proposal, 520,026 shares were voted against and 15,450 shares abstained from voting. With respect to the approval of Amendment No. 1 to the Kitty Hawk, Inc. Amended and Restated Omnibus Securities Plan, 10,922,534 shares were voted for the Amendment, 1,731,580 shares were voted against and 14,350 shares abstained from voting. With respect to the approval of the Kitty Hawk, Inc. Amended and Restated Annual Incentive Compensation Plan, 12,142,329 shares were voted for the proposal, 564,252 shares were voted against and 15,771 shares abstained from voting. With respect to approval of Amendment No. 1 to the Kitty Hawk, Inc. Amended and Restated Employee Stock Purchase Plan, 12,540,585 shares voted for the Amendment, 168,197 shares were voted against and 13,570 shares abstained from voting. With respect to the approval of the Kitty Hawk, Inc. 1999 Executive Stock Option Plan, 11,146,475 shares were voted for the proposal, 1,561,589 shares were voted against and 14,288 shares abstained from voting. With respect to the ratification of Ernst & Young LLP, 14,935,042 shares were voted for the proposal, 8,874 shares were voted against and 9,358 shares abstained from voting.


ITEM 5.  OTHER INFORMATION

On August 13, 1999, the Company completed the sale of its Oscoda, Michigan-based JT8 engine and Boeing 727 aircraft maintenance operations to Aviation Sales Company. At closing, the Company received approximately $21.4 million of consideration, consisting of approximately $17.9 million of cash and $3.5 million of purchase credits. The Company also entered into exclusive maintenance agreements with Aviation Sales Company for maintenance of the Company's fleet of Boeing 727s and JT8 engines. Upon consummation of the sale, the Company ceased providing third party maintenance on JT8 engines for Boeing 727s and Douglas DC9s.


ITEM 6.  REPORTS ON FORM 8-K AND EXHIBITS

(a) Reports on Form 8-K:

Not applicable.

(b) Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------
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

-----------------
(1) Filed herewith.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

                               KITTY HAWK, INC.

                                      By: /s/ Richard R. Wadsworth
                                          -------------------------------------
                                               Richard R. Wadsworth, Jr.
                                               Senior Vice President - Finance,
                                               Chief Financial Officer,
                                               and Secretary (authorized officer
                                               and principal financial and
                                               accounting officer)

                               INDEX TO EXHIBITS

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------
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

-----------------
(1) Filed herewith.

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