Form 10-Q
period 1999-09-30
KITTY HAWK INC
filed 1999-11-15
CIK 932110

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 12, 1999: 17,057,071.

                        KITTY HAWK, INC. AND SUBSIDIARIES


                                                                                      PAGE NUMBER

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998............................             3

        Condensed Consolidated Statements of Income
           Three months ended September 30, 1999 and 1998 and
           Nine months ended September 30, 1999 and 1998.......................             4

        Condensed Consolidated Statement of Stockholders' Equity
           Nine months ended September 30, 1999................................             5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 1998.......................             6

        Notes to Condensed Consolidated Financial Statements...................             7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................            10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........            17


   PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................            18

   Item 2.  Changes in Securities..............................................            18

   Item 3.  Defaults upon Senior Securities....................................            18

   Item 4.  Submission of Matters to a Vote of Security Holders................            18

   Item 5.  Other Information..................................................            18

   Item 6.  Reports on Form 8-K and Exhibits...................................            18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        KITTY HAWK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                  1999                1998
                                                             -------------        ------------
                           ASSETS                             (UNAUDITED)

Current assets
     Cash and cash equivalents .......................        $        986        $     15,077
     Restricted cash and short-term investments ......                  --               1,964
     Trade accounts receivable .......................             100,152             140,014
     Deferred income taxes ...........................              16,088              16,088
     Inventory and aircraft supplies .................              47,626              50,135
     Prepaid expenses and other current assets .......              25,989              22,871
                                                              ------------        ------------
         Total current assets ........................             190,841             246,149

Property and equipment, net ..........................             739,175             720,808
Other assets, net ....................................              16,210              15,628
                                                              ------------        ------------

Total assets .........................................        $    946,226        $    982,585
                                                              ============        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ................................        $     38,315        $     53,967
     Accrued expenses ................................              92,288             104,278
     Accrued maintenance reserves ....................              20,967              22,382
     Current maturities of long-term debt ............              13,283              20,564
                                                              ------------        ------------
         Total current liabilities ...................             164,853             201,191

Revolving credit facility ............................              89,100              86,900
Long-term debt .......................................             373,845             382,287
Deferred income taxes ................................             113,261             113,261

Minority interest ....................................                  --               4,749

Commitments and contingencies

Stockholders' equity
   Preferred stock, $1 par value: Authorized shares
         -1,000,000; none issued .....................                  --                  --
   Common stock, $.01 par value:  Authorized
        shares -25,000,000; issued and outstanding
        -17,057,071 and 16,927,942, respectively .....                 170                 169
     Additional capital ..............................             134,210             133,166
     Retained earnings ...............................              70,787              60,862
                                                              ------------        ------------
         Total stockholders' equity ..................             205,167             194,197
                                                              ------------        ------------

Total liabilities and stockholders' equity ...........        $    946,226        $    982,585
                                                              ============        ============



                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)
                                   (unaudited)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                          -----------------------------     -----------------------------
                                                              1999             1998             1999             1998
                                                          ------------     ------------     ------------     ------------

Revenues:
     Air freight carrier .............................    $     62,380     $     82,220     $    188,334     $    229,496
     Air logistics ...................................          52,115           39,515          123,228           95,140
     Scheduled freight ...............................          59,662           43,842          158,837          120,520
     Maintenance and other ...........................           9,191            6,332           19,448           24,967
                                                          ------------     ------------     ------------     ------------
         Total revenues ..............................         183,348          171,909          489,847          470,123

Costs of revenues:
     Flight expense ..................................          86,913           80,442          216,206          219,662
     Maintenance expense .............................          31,235           39,713          101,270          104,668
     Aircraft fuel expense ...........................          21,579           15,599           51,634           46,955
     Depreciation expense ............................          18,575           13,011           53,267           35,444
                                                          ------------     ------------     ------------     ------------
         Total costs of revenues .....................         158,302          148,765          422,377          406,729
                                                          ------------     ------------     ------------     ------------

Gross profit .........................................          25,046           23,144           67,470           63,394

General and administrative expenses ..................           9,019            8,322           25,311           23,933
Non-qualified employee profit sharing expense ........           1,347              408            1,654              990
                                                          ------------     ------------     ------------     ------------

Operating income .....................................          14,680           14,414           40,505           38,471

Other income (expense):
     Interest expense ................................         (12,172)          (9,581)         (36,447)         (28,882)
     Other, net ......................................          10,959              296           12,677            1,362
                                                          ------------     ------------     ------------     ------------

Income before minority interest and income taxes .....          13,467            5,129           16,735           10,951

Minority interest ....................................              --            1,042              196            2,473
                                                          ------------     ------------     ------------     ------------

Income before income taxes ...........................          13,467            4,087           16,539            8,478

Income tax expense ...................................           5,386            1,550            6,614            3,306
                                                          ------------     ------------     ------------     ------------

Net income ...........................................    $      8,081     $      2,537     $      9,925     $      5,172
                                                          ============     ============     ============     ============

Basic and diluted income per share ...................    $       0.47     $       0.15     $       0.58     $       0.30
                                                          ============     ============     ============     ============

Weighted average common shares outstanding ...........          17,047           16,925           17,008           16,820
                                                          ============     ============     ============     ============

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (in thousands, except share data)
                                   (unaudited)


                                               NUMBER OF      COMMON      ADDITIONAL     RETAINED
                                                SHARES        STOCK         CAPITAL      EARNINGS        TOTAL
                                              ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1998 .............    16,927,942    $      169    $  133,166    $   60,862    $  194,197

Shares issued in connection with the
  Employee Stock Purchase Plan ...........       129,129             1         1,044            --         1,045

Net income ...............................            --            --            --         9,925         9,925
                                              ----------    ----------    ----------    ----------    ----------

Balance at September 30, 1999 ............    17,057,071    $      170    $  134,210    $   70,787    $  205,167
                                              ==========    ==========    ==========    ==========    ==========

                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                    1999             1998
                                                                ------------     ------------
Operating activities:
   Net income ..............................................    $      9,925     $      5,172
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .........................          55,460           37,658
     Gain on sales of assets ...............................         (11,553)          (1,130)
     Minority interest .....................................             196            2,472
     Changes in operating assets and
         liabilities:
       Trade accounts receivable ...........................          40,456           45,878
       Inventory and aircraft supplies .....................         (11,405)         (31,173)
       Prepaid expenses and other current assets............          (2,069)          (5,161)
       Accounts payable and accrued expenses ...............         (26,073)           5,178
       Accrued maintenance reserves ........................          (6,737)           1,413
                                                                ------------     ------------

Net cash provided by operating activities ..................          48,200           60,307

Investing activities:
   Capital expenditures ....................................         (72,659)        (161,854)
   Redemption of short term investments ....................              --           56,847
   Proceeds from sales of assets ...........................          26,246            6,444
                                                                ------------     ------------
Net cash used in investing activities ......................         (46,413)         (98,563)

Financing activities:
   Proceeds from issuance of long-term debt ................           2,965            5,880
   Repayments of long-term debt ............................         (21,043)          (3,060)
   Net borrowings on revolving credit facility .............           2,200           35,000
   Distributions to minority interest ......................              --           (2,420)
                                                                ------------     ------------
Net cash (used in) provided by financing activities.........         (15,878)          35,400
                                                                ------------     ------------


Net decrease in cash and cash equivalents ..................         (14,091)          (2,856)

Cash and cash equivalents at beginning of period ...........          15,077           17,907
                                                                ------------     ------------


Cash and cash equivalents at end of period .................    $        986     $     15,051
                                                                ============     ============


                             See accompanying notes.

                        KITTY HAWK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998, are unaudited (except for the December 31, 1998 condensed consolidated balance sheet, which was derived from the Company's audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the three month period and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

4. SEGMENT REPORTING

    The Company derives revenue from four related lines of business: air freight carrier services, air logistics services, scheduled freight services and maintenance services. Each of these is considered a business segment, with its respective financial performance detailed below. Included in each are intersegment transactions for revenues and costs of revenues that generally approximate market prices. Each business segment is currently evaluated by the Company's chief operating decision maker on financial performance at the operating income line.

    The Company's air freight carrier line of business is conducted by the Company's two FAA Part 121 airlines: a wide-body airline (Kitty Hawk International, Inc., formerly American International Airways, Inc.) and a narrow-body airline (Kitty Hawk Aircargo, Inc.). For reporting purposes, however, the air freight carrier business is reported and referred to herein as one unit. The Company's air freight carrier provides services to third parties and the Company's scheduled freight service provider under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, the air freight carrier performs ad hoc charters for the Company's air logistics service provider and other governmental and commercial customers. The air freight carrier also provided passenger charters during fiscal years 1997 and 1998. The Company eliminated its passenger charter division in January 1999.

    The Company's air logistics services line of business is conducted by the Company's FAA Part 135 small aircraft airline, Kitty Hawk Charters, Inc. (formerly Kalitta Flying Service, Inc.). The air logistics service provider arranges the delivery of time sensitive freight within North America, principally the United States. The air logistics service provider utilizes third party aircraft as well as its own fleet of small aircraft and the fleet of the Company's two FAA Part 121 air freight carriers.

    The Company's scheduled freight service, Kitty Hawk Cargo, Inc. (formerly American International Cargo and American International Freight), consists of an overnight freight service provider operating in a network of over 40 North American cities utilizing a central hub location at Fort Wayne, Indiana, as well as a service between Los Angeles, the Hawaiian islands and several Pacific Rim countries.

    The Company's maintenance operation has in the past provided JT8 engine overhauls for third parties as well as for certain of the

Company's aircraft. On August 13, 1999, the Company completed the sale of certain maintenance-related assets and parts to a third party and at September 30, 1999 only provided engine overhauls on JT3 engines for Douglas DC-8s and small aircraft engines. (See Note 7).

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

                                               ACMI           ACMI         TOTAL
                                               WIDE-         NARROW-    AIR FREIGHT       AIR        SCHEDULED
                                               BODY           BODY        CARRIER      LOGISTICS      FREIGHT        OTHER
                                            ----------     ----------   -----------    ----------    ----------    ----------
                                                                  (AMOUNTS IN THOUSANDS)

 Quarter ended September 30, 1999
Revenue from external customers             $   20,319     $   46,872    $   67,191    $   56,445    $   59,662    $       50
Revenue from intersegment operations            37,067         10,492        47,559           770           468           232
Operating income (loss)                          7,401          3,210        10,611         2,279         4,177        (2,387)
Interest expense
Other income (expense)
Income before minority interest
  and taxes

Total assets                                $  309,497     $  284,912    $  594,409    $   85,753    $   79,076    $  704,879

 Quarter ended September 30, 1998
Revenue from external customers             $   50,125     $   35,078    $   85,203    $   42,864    $   43,842    $       --
Revenue from intersegment operations            27,720          7,386        35,106         2,669           464            --
Operating income (loss)                          1,929          3,677         5,606         3,345         5,918          (455)
Interest expense
Other income (expense)
Income before minority interest
  and taxes

Total assets                                $  630,118     $  172,951    $  803,069    $   84,524    $   27,761    $  520,233

 Nine months ended  September 30,

Revenue from external customers             $   69,482     $  128,252    $  197,734    $  133,081    $  158,837    $      195
Revenue from intersegment operations           104,814         33,355       138,169         1,675           979           495
Operating income (loss)                         14,086          7,531        21,617        12,691        10,466        (4,269)
Interest expense
Other income (expense)
Income before minority interest
  and taxes

Total assets                                $  309,497     $  284,912    $  594,409    $   85,753    $   79,076    $  704,879

 Nine months ended September 30,

Revenue from external customers             $  165,550     $   80,028    $  245,578    $  104,025    $  120,520    $       --
Revenue from intersegment operations            64,339         24,517        88,856         8,420         1,104            --
Operating income (loss)                          9,421         12,361        21,782         8,246         9,045          (603)
Interest expense
Other income (expense)
Income before minority interest
   and taxes

Total assets                                $  630,118     $  172,951    $  803,069    $   84,524    $   27,761    $  520,233



                                           INTERSEGMENT   CONSOLIDATED
                                           ELIMINATIONS      BALANCE
                                           ------------   ------------
                                              (AMOUNTS IN THOUSANDS)


 Quarter ended September 30, 1999
Revenue from external customers             $       --     $  183,348
Revenue from intersegment operations           (48,609)            --
Operating income (loss)                             --         14,680
Interest expense                                              (12,172)
Other income (expense)                                         10,959
Income before minority interest
  and taxes                                                $   13,467

Total assets                                $ (517,891)    $  946,226

 Quarter ended September 30, 1998
Revenue from external customers             $       --     $  171,909
Revenue from intersegment operations           (38,239)            --
Operating income (loss)                             --         14,414
Interest expense                                               (9,581)
Other income (expense)                                            296
Income before minority interest
  and taxes                                                $    5,129

Total assets                                $ (536,630)    $  898,957

 Nine months ended  September 30,
                                                                 1999
Revenue from external customers             $       --     $  489,847
Revenue from intersegment operations          (141,318)            --
Operating income (loss)                             --         40,505
Interest expense                                              (36,447)
Other income (expense)                                         12,677
Income before minority interest
  and taxes                                                $   16,735

Total assets                                $ (517,891)    $  946,226

 Nine months ended September 30,
                                                                 1998
Revenue from external customers             $       --     $  470,123
Revenue from intersegment operations           (98,380)            --
Operating income (loss)                             --         38,471
Interest expense                                              (28,882)
Other income (expense)                                          1,362
Income before minority interest
   and taxes                                               $   10,951

Total assets                                $ (536,630)    $  898,957



    The Company does not separately report results of its maintenance operation and related asset information to the Company's chief operating decision maker. Accordingly, financial data for the maintenance operation is included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above. Third party maintenance revenue included under the ACMI Wide-Body, ACMI Narrow-Body and Air Logistics captions above amounted to $2.9 million, $1.9 million and $4.3 million, respectively, for the quarter ended September 30, 1999; $3 million, $0 and $3.3 million, respectively, for the quarter ended September 30, 1998; $6 million, $3.4 million and $9.9 million, respectively, for the nine months ended September 30, 1999; and $16.1 million, $0 and $8.9 million, respectively, for the nine months ended September 30, 1998.

5. SUPPLEMENTAL GUARANTOR INFORMATION

    In November 1997, the Company issued $340 million of 9.95% Senior Secured Notes (the "Notes"). Each of the Company's subsidiaries (collectively, the "Guarantors") have fully and unconditionally and jointly and severally guaranteed (the "Guarantees") on a senior basis, the full and prompt performance of the Company's obligations under the Notes. The Guarantees are limited to the largest amount that would not render such Guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Guarantees rank senior in right of payment to any subordinated indebtedness and, except with respect to collateral, pari passu with all existing and future unsubordinated indebtedness of the Guarantors. Each of the Guarantors is a wholly owned subsidiary of the Company.

    The Company has not presented separate financial statements and other disclosures concerning the Guarantors because the Company's management believes that such information is not material to investors. Summary financial information is presented for Kitty Hawk, Inc., the Parent, and the Guarantors.

                                                          KITTY HAWK,      SUBSIDIARIES
                                                         INC. (PARENT)     (GUARANTORS)    ELIMINATIONS         TOTAL
                                                         -------------     ------------    ------------     ------------

                                                                              (amounts in thousands)
    As of September 30, 1999
Current assets                                            $     14,202     $    176,639    $         --     $    190,841
Non-current assets                                             687,364          891,663        (823,642)         755,385
Current liabilities                                            169,328          719,758        (724,233)         164,853
Non-current liabilities                                        430,750          145,456              --          576,206
Minority interest                                                   --               --              --               --
Stockholders' equity                                           101,490          203,087         (99,410)         205,167

    As of December 31, 1998
Current assets                                            $     18,273     $    227,876    $         --     $    246,149
Non-current assets                                             519,434          736,824        (519,822)         736,436
Current liabilities                                             10,065          620,948        (429,822)         201,191
Non-current liabilities                                        426,900          155,548              --          582,448
Minority interest                                                   --               --           4,749            4,749
Stockholders' equity                                           100,742          188,204         (94,749)         194,197

    For the three months ended September 30, 1999
Revenue                                                   $         --     $    183,499    $       (151)    $    183,348
Gross profit                                                        --           25,197            (151)          25,046
Operating income (loss)                                         (2,280)          16,960              --           14,680
Net income                                                         209            7,872              --            8,081

    For the nine months ended September 30, 1999
Revenue                                                   $         --     $    490,246    $       (399)    $    489,847
Gross profit                                                        --           67,869            (399)          67,470
Operating income (loss)                                         (3,967)          44,472              --           40,505
Net income (loss)                                                 (290)          10,411            (196)           9,925

    For the three months ended September 30, 1998
Revenue                                                   $         --     $    171,909    $         --     $    171,909
Gross profit                                                        --           23,144              --           23,144
Operating income (loss)                                           (455)          14,869              --           14,414
Net income (loss)                                                  153            3,426          (1,042)           2,537

    For the nine months ended September 30, 1998
Revenue                                                   $         --     $    470,123    $         --     $    470,123
Gross profit                                                        --           63,394              --           63,394
Operating income (loss)                                           (667)          39,138              --           38,471
Net income (loss)                                                  (61)           7,706          (2,473)           5,172

6. EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of shares outstanding during the period, taking into consideration the dilutive effect of the Company's outstanding options issued to its employees and directors to acquire the Company's common stock. As of September 30, 1999, 690,000 options were outstanding with a weighted average exercise price of $14.50 per share. As the weighted average exercise price of the outstanding options exceeded the average market price of the Company's common stock for each of the three and nine month periods ended September 30, 1999, the effect of the stock options was excluded from the Company's diluted earnings per share calculation.

7. SALE OF MAINTENANCE FACILITIES

     On August 13, 1999, the Company and certain of its wholly-owned subsidiaries completed the sale of its Oscoda, Michigan-based JT8 engine and aircraft maintenance operations to TIMCO Engine Center, Inc., a wholly-owned indirect subsidiary of Aviation Sales Company. At closing, the Company received approximately $21.4 million of consideration, consisting of approximately $17.9 million of cash and $3.5 million of purchase credits. The Company and certain of its wholly-owned subsidiaries also entered into 3-year exclusive maintenance agreements with subsidiaries of Aviation Sales Company for heavy maintenance of the Company's fleet of Boeing 727s and off-wing maintenance of the Company's JT8 engines. The Company recognized a gain of approximately $8.3 million on the sale of this maintenance facility. Upon consummation of the sale, the Company ceased providing third party overhaul services on JT8 engines for Boeing 727s and Douglas DC9s.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Revenues. The Company's revenues are derived from four related lines of business: (i) air freight carrier services, (ii) air logistics services, (iii) scheduled freight services and (iv) maintenance services. The Company's air freight carrier line of business is conducted by the Company's two FAA Part 121 airlines: a wide-body airline (Kitty Hawk International, Inc., formerly American International Airways, Inc.) and a narrow-body airline (Kitty Hawk Aircargo, Inc.). For reporting purposes, however, the air freight carrier business is reported and referred to herein as one unit. The Company's air logistics services line of business is conducted by the Company's FAA Part 135 small aircraft airline.

    Air freight carrier revenues are derived substantially from aircraft, crew, maintenance, and insurance ("ACMI") contract charters. In addition, revenues from the Company's passenger charter service (which was eliminated in January
1999) are also included in air freight carrier revenues. Air logistics revenues are derived substantially from on-demand air freight charters arranged by the Company for its customers utilizing the flight services of third party air freight carriers as well as the Company's own fleet of small jet and prop aircraft and the fleet of the Company's two FAA Part 121 air freight carriers. Scheduled freight service revenues are generated through an overnight airport-to-airport freight service to over 40 North American cities and an international service between Los Angeles and Honolulu, among the Hawaiian islands and once a week through Melbourne, Hong Kong and other Pacific Rim locations. Maintenance revenue was previously generated from third party maintenance work performed on engines and airframes. During the fourth quarter of 1998, the Company stopped providing third party airframe repairs and engine overhaul services, other than on JT3 engines used on Douglas DC-8s and JT8 engines used on Boeing 727s and Douglas DC-9s. In August 1999, in connection with the sale of its Oscoda, Michigan-based JT8 engine and aircraft maintenance operations to Aviation Sales Company, the Company stopped providing third party engine overhaul services on JT8 engines.

    The principal factors that have contributed to revenue growth over the past several years have been increases in the Company's fleet from 10 aircraft at December 31, 1993 to 96 aircraft at September 30, 1999, the general U.S. economic expansion and the increased global demand for time sensitive air freight services.

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

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------       -------------------------------
                                                            1999                  1998             1999                 1998
                                                         ----------            ----------       ----------           ----------

Revenues:
     Air freight carrier .......................              34.0%               47.8%               38.4%               48.8%
     Air logistics .............................              28.4                23.0                25.2                20.2
     Scheduled freight service .................              32.6                25.5                32.4                25.7
     Maintenance and other .....................               5.0                 3.7                 4.0                 5.3
                                                          --------            --------            --------            --------
         Total revenues ........................             100.0               100.0               100.0               100.0
Costs of revenues:
     Flight expense ............................              47.4                46.8                44.1                46.7
     Maintenance expense .......................              17.0                23.1                20.7                22.3
     Aircraft fuel expense .....................              11.8                 9.1                10.5                10.0
     Depreciation expense ......................              10.1                 7.5                10.9                 7.5
                                                          --------            --------            --------            --------
        Total costs of revenues ................              86.3                86.5                86.2                86.5
                                                          --------            --------            --------            --------
Gross profit ...................................              13.7                13.5                13.8                13.5
General and administrative expenses ............               4.9                 4.9                 5.2                 5.1
Non-qualified employee profit sharing
  expense ......................................               0.8                 0.2                 0.3                 0.2
                                                          --------            --------            --------            --------
Operating income ...............................               8.0                 8.4                 8.3                 8.2
Interest expense ...............................              (6.6)               (5.6)               (7.5)               (6.2)
Other income ...................................               5.9                 0.2                 2.6                 0.3
                                                          --------            --------            --------            --------
Income before minority interest and
  income taxes .................................               7.3                 3.0                 3.4                 2.3
Minority interest ..............................                --                 0.6                  --                 0.5
                                                          --------            --------            --------            --------
Income before income taxes .....................               7.3                 2.4                 3.4                 1.8
Income tax expense .............................               2.9                 0.9                 1.4                 0.7
                                                          --------            --------            --------            --------
Net income .....................................               4.4%                1.5%                2.0%                1.1%
                                                          ========            ========            ========            ========

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

    Revenues - Air Freight Carrier. Air freight carrier revenues decreased $19.8 million, or 24.1%, to $62.4 million in the quarter ended September 30, 1999, from $82.2 million in the quarter ended September 30, 1998. This decrease was primarily attributable to (i) the elimination of the Company's passenger charter division, which contributed $18 million of revenue in the quarter ended September 30, 1998, (ii) the shift of one Boeing 747 aircraft from air freight carrier service to scheduled freight service and (iii) a reduction in block hours flown by Douglas DC-8s as the Company positions itself to retire 13 of these aircraft due to FAA noise abatement regulations. This decrease was partially offset by revenue from two additional Boeing 747s added to the fleet after September 30, 1998. Additionally, the Company shifted six Boeing 727 aircraft from scheduled freight service to air freight carrier service with the award of the United States Postal Service ("USPS") W-Net contract in August 1999. The Company also implemented selective price increases for some of its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues increased $12.6 million, or 31.9%, to $52.1 million in the quarter ended September 30, 1999, from $39.5 million in the quarter ended September 30, 1998. Although prices for the Company's air logistics services remained relatively constant, the average revenue per trip increased from $6,286 for the quarter ended September 30, 1998, to $8,631 for the quarter ended September 30, 1999, due to a change in the mix of aircraft used. The overall number of trips managed by the air logistics service provider decreased from 6,286 in the quarter ended September 30, 1998 to 6,038 in the quarter ended September 30, 1999, a 3.9% decrease.

    Revenues - Scheduled Freight. Scheduled freight revenues increased $15.8 million, or 36%, to $59.7 million in the quarter ended September 30, 1999, from $43.8 million in the quarter ended September 30, 1998. This increase was primarily due to (i) several price increases since September 30, 1998, (ii) adding another Boeing 747 into international scheduled service in May 1999 and
(iii) adding a fifth night to certain domestic scheduled routes effective June 1, 1999. Freight volumes in the scheduled freight operation increased approximately 11.4% from the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1999 due to the additional flight activity. The average yield per pound increased 22%, from $0.54 per pound for the quarter ended September 30, 1998 to $0.66 per pound for the quarter ended September 30, 1999.

    Revenues - Maintenance and Other. Maintenance and other revenues increased $2.9 million, or 45.2%, to $9.2 million in the quarter ended September 30, 1999, from $6.3 million in the quarter ended September 30, 1998. The increase is due to increased activity in the JT3 engine shop and the small engine shop as well as a push to complete the open JT8 engine work prior to the sale of the Oscoda, Michigan maintenance operations.

    Costs of Revenues - Flight Expense. Flight expense increased 8% to $86.9 million in the quarter ended September 30, 1999, from $80.4 million in the quarter ended September 30, 1998. As a percent of revenues, flight expense increased to 47.4% for the quarter ended September 30, 1999, as compared to 46.8% for the quarter ended September 30, 1998. This increase as a percent of revenues was primarily due to a $15.3 million increase in flight expense attributable to the Company's air logistics service provider due to an increase in the number of large aircraft trips during the quarter ended September 30, 1999. This increase was offset by (i) the elimination of the passenger charter division (which resulted in reduced wages, catering expense, subcharter expense and ground handling costs, a savings of $5.7 million), (ii) a general reduction in crew travel costs and (iii) an overall reduction in subcharter expense as fewer Company aircraft were out of service for maintenance activities.

    Costs of Revenues - Maintenance Expense. Maintenance expense decreased $8.5 million, or 21.4%, to $31.2 million in the quarter ended September 30, 1999, from $39.7 million in the quarter ended September 30, 1998. The decrease is primarily due to a decrease of approximately $5 million in personnel costs, parts expense and facility expense associated with the sale of the maintenance operation in Oscoda, Michigan and an overall decrease in maintenance related to the parking of the four passenger aircraft in January 1999 and five Douglas DC-8 aircraft during the first nine months of 1999. As a percent of revenues, maintenance expense decreased from 23.1% for the quarter ended September 30, 1998 to 17.0% for the quarter ended September 30, 1999.

    Costs of Revenues - Aircraft Fuel Expense. Aircraft fuel expense increased $6 million, or 38.3%, to $21.6 million in the quarter ended September 30, 1999, from $15.6 million in the quarter ended September 30, 1998. As a percent of revenues, aircraft fuel expense increased from 9.1% for the quarter ended September 30, 1998 to 11.8% for the quarter ended September 30, 1999. This increase is primarily due to a 34% increase in fuel prices from an average price of $0.59 per gallon for the quarter ended September 30, 1998 as compared to an average price of $0.79 per gallon for the quarter ended September 30, 1999. Fuel expense has also increased due to increased flight activity for the Company's scheduled freight and air logistics operations and two USPS contracts, where fuel costs are not directly passed through to the USPS. The increase in fuel expense was partially offset by the elimination of the Company's passenger charter business, which resulted in a savings of $2.9 million in the quarter ended September 30, 1999.

    Costs of Revenues - Depreciation Expense. Depreciation expense increased $5.6 million, or 42.8%, to $18.6 million in the quarter ended September 30, 1999, from $13 million in the quarter ended September 30, 1998. As a percent of revenues, depreciation expense increased from 7.6% for the quarter ended September 30, 1998 to 10.2% for the quarter ended September 30, 1999. This increase is primarily due to the depreciation of capital expenditures of approximately $129 million since September 30, 1998, consisting principally of
(i) cargo modifications to two Boeing 747s and two Boeing 727s, (ii) engine overhauls and (iii) noise abatement modifications to the Company's Boeing 727 fleet.

    General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 8.4%, to $9 million in the quarter ended September 30, 1999, from $8.3 million in the quarter ended September 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 4.9% in the quarter ended September 30, 1999, as compared to 4.8% for the quarter ended September 30, 1998, principally reflecting an increase in administrative personnel and professional fees.

    Operating Income. As a result of the above, operating income increased $0.3 million to $14.7 million in the quarter ended September 30, 1999, from $14.4 million in the quarter ended September 30, 1998. Operating income margin decreased to 8% in the quarter ended September 30, 1999, from 8.4% in the quarter ended September 30, 1998.

    Interest Expense. Interest expense increased to $12.2 million for the quarter ended September 30, 1999, from $9.6 million for the quarter ended September 30, 1998, a 27% increase. The increase was primarily the result of increased borrowings on the Company's Credit Facility, an increase of $44.1 million from September 30, 1998, and an overall increase in the interest rate under the December 10, 1998 amendment to the Credit Facility. Additionally, approximately $1.4 million of interest expense was capitalized during the quarter ended September 30, 1998 in connection with funds used in the cargo modification of one Boeing 747.

    Other income increased from $0.3 million for the quarter ended September 30, 1998, to $11 million for the quarter ended September 30, 1999. The increase was primarily the result of $8.3 million of gain recognized on the sale of the Company's maintenance facility in Oscoda, Michigan and $2.3 million of gain recognized on the sale of the Company's 1/3 interest in four Falcon aircraft.

    Income Tax Expense. Income tax expense as a percentage of income before income taxes was 40% for the quarter ended September 30, 1999, as compared to 38% for the quarter ended September 30, 1998. This increase reflects a change in the mix of state income taxes payable and the impact of non-deductible crew travel costs.

    Net Income. As a result of the above, the Company's net income increased to $8.1 million in the quarter ended September 30, 1999, as compared to net income of $2.5 million in the quarter ended September 30, 1998. Net income as a percentage of total revenues increased to 4.4% in the quarter ended September 30, 1999, from 1.5% in the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Revenues - Air Freight Carrier. Air freight carrier revenues decreased $41.2 million, or 18%, to $188.3 million in the nine months ended September 30, 1999, from $229.5 million in the nine months ended September 30, 1998. This decrease was primarily attributable to (i) the elimination of the Company's passenger charter division, which contributed $46.8 million of revenue in the nine months ended September 30, 1998, (ii) the shift of one Boeing 747 from air freight carrier service to scheduled freight service and (iii) an overall reduction in block hours flown by Douglas DC-8s as the Company positions itself to retire 13 of these aircraft due to FAA noise abatement regulations. This decrease was partially offset by two additional Boeing 747s placed into cargo service after September 30, 1998 and increased utilization of aircraft during non-peak cargo hours. Additionally, the Company shifted six Boeing 727 aircraft from scheduled freight service to air freight carrier service with the award of the USPS W-Net contract in August 1999. The Company also implemented selective price increases for some of its ACMI contract charters.

    Revenues - Air Logistics. Air logistics revenues increased $28.1 million, or 29.5%, to $123.2 million in the nine months ended September 30, 1999, from $95.1 million in the nine months ended September 30, 1998. This increase was primarily due to an increase in the number of trips managed from 15,317 in the nine months ended September 30, 1998 to 18,065 in the nine months ended September 30, 1999, a 17.9% increase. Although prices for the Company's air logistics services remained relatively constant, the average revenue per trip increased 9.8% due to the mix of the aircraft used for the trips.

    Revenues - Scheduled Freight. Scheduled freight revenues increased $38.3 million, or 31.8%, to $158.8 million in the nine months ended September 30, 1999, from $120.5 million in the nine months ended September 30, 1998. This increase was primarily due to (i) several price increases since September 30, 1998, (ii) adding another Boeing 747 aircraft into international scheduled service in May 1999 and (iii) adding a fifth night to certain domestic scheduled routes effective June 1, 1999. Freight volumes in the scheduled freight operation increased 7.3% in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to the additional flight activity. The average yield per pound increased 21.6%, from $0.51 per pound for the nine months ended September 30, 1998, to $0.62 per pound for the nine months ended September 30, 1999.

    Revenues - Maintenance and Other. Maintenance and other revenues decreased $5.5 million, or 22.1%, to $19.4 million in the nine months ended September 30, 1999, from $25 million in the nine months ended September 30, 1998. This decrease was primarily due to the Company's discontinuation of providing third party airframe repairs and engine overhaul services (other than on JT3 engines used on Douglas DC-8s) on JT8 engines used on Boeing 727s and Douglas DC-9s. In August 1999, the Company sold the maintenance facility used to overhaul JT8 engines.

    Costs of Revenues - Flight Expense. Flight expense decreased $3.5 million, or 1.6%, to $216.2 million in the nine months ended September 30, 1999, from $219.7 million in the nine months ended September 30, 1998. As a percent of revenues, flight expense decreased to 44.1% for the nine months ended September 30, 1999 as compared to 46.7% for the nine months ended September 30, 1998. This decrease was primarily due to (i) the elimination of the passenger charter division (which resulted in reduced wages, catering expenses, subcharter expenses and ground handling costs, a savings of $14.8 million), (ii) a general reduction in crew travel costs and (iii) an overall reduction in subcharter expense as fewer Company aircraft were out of service for maintenance activities. These decreases were partially offset by a $23.4 million increase in flight expense attributable to the air logistics service due to an increase in the number of trips.

    Costs of Revenues - Maintenance Expense. Maintenance expense decreased $3.4 million, or 3.2%, to $101.3 million in the nine months ended September 30, 1999, from $104.7 million in the nine months ended September 30, 1998. The decrease is primarily due to a decrease of approximately $5 million in personnel costs, parts expense, and facility expense associated with the sale of the maintenance operation in Oscoda, Michigan and an overall decrease in maintenance related to the parking of the four passenger aircraft in January 1999 and five Douglas DC-8 aircraft during the first nine months of 1999. As a percent of revenues, maintenance expense decreased from 22.3% for the nine months ended September 30, 1998, to 20.7% for the nine months ended September 30, 1999.

    Costs of Revenues - Aircraft Fuel Expense. Aircraft fuel expense increased $4.7 million, or 10%, to $51.6 million in the nine months ended September 30, 1999, from $47 million in the nine months ended September 30, 1998. As a percent of revenues, aircraft fuel expense increased from 10% for the nine months ended September 30, 1998, to 10.6% for the nine months ended September 30, 1999. Average fuel prices remained fairly consistent at $0.68 per gallon for the nine months ended September 30, 1999 as compared to $0.67 per gallon for the nine months ended September 30, 1998. The increase in fuel expense is primarily due to increased flight activity for the Company's scheduled freight service during the middle of 1999 (adding one additional Boeing 747 and the fifth night of service for some domestic routes), increased number of trips in the air logistics service provider, and two USPS contracts, where fuel costs are not directly passed through to the USPS. This increase is offset by the Company no longer incurring aircraft fuel expense from its passenger charter business, which resulted in a savings of $7 million in the nine months ended September 30, 1999.

    Costs of Revenues - Depreciation Expense. Depreciation expense increased $17.8 million, or 50.3%, to $53.3 million in the nine months ended September 30, 1999, from $35.4 million in the nine months ended September 30, 1998. As a percent of revenues, depreciation expense increased from 7.5% for the nine months ended September 30, 1998 to 10.9% for the nine months ended September 30, 1999. This increase is primarily due to the depreciation of capital expenditures of approximately $129 million since September 30, 1998, consisting principally of (i) cargo modifications to two Boeing 747s and two Boeing 727s, (ii) engine overhauls and (iii) noise abatement modifications to the Company's Boeing 727 fleet.

    General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 5.8%, to $25.3 million in the nine months ended September 30, 1999, from $23.9 million in the nine months ended September 30, 1998. As a percentage of total revenues, general and administrative expenses increased to 5.2% in the nine months ended September 30, 1999, as compared to 5.1% for the nine months ended September 30, 1998. The increase was principally due to an increase in administrative personnel and professional fees.

    Operating Income. As a result of the above, operating income increased $2 million to $40.5 million in the nine months ended September 30, 1999, from $38.5 million in the nine months ended September 30, 1998. Operating income margin increased to 8.3% in the nine months ended September 30, 1999, from 8.2% in the nine months ended September 30, 1998.

    Interest Expense. Interest expense increased to $36.4 million for the nine months ended September 30, 1999, from $28.9 million for the nine months ended September 30, 1998, a 26.2% increase. The increase was primarily the result of increased borrowings on the Company's Credit Facility, an increase of $44.1 million from September 30, 1998, and an overall increase in the interest rate under the December 10, 1998 amendment to the Credit Facility. Additionally, approximately $3 million of interest expense was capitalized during the nine months ended September 30, 1998 in connection with funds used in the cargo modification of one Boeing 747.

    Other income increased from $1.4 million for the nine months ended September 30, 1998, to $12.7 million for the nine months ended September 30, 1999. The increase was primarily the result of $8.3 million of gain recognized on the sale of the Company's maintenance facility in Oscoda, Michigan and $2.3 million of gain recognized on the sale of the Company's 1/3 interest in four Falcon aircraft.

    Income Tax Expense. Income tax expense as a percentage of income before income taxes was 40% for the nine months ended September 30, 1999, as compared to 39% for the nine months ended September 30, 1998. This increase reflects a change in the mix of state income taxes payable and the impact of non-deductible crew travel costs.

    Net Income. As a result of the above, the Company's net income increased to $9.9 million in the nine months ended September 30, 1999, compared to a net income of $5.2 million in the nine months ended September 30, 1998. Net income as a percentage of total revenues increased to 2.0% in the nine months ended September 30, 1999, from 1.1% in the nine months ended September 30, 1998.


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

    The Company has a $38.7 million outstanding Term Loan. The Term Loan is due in quarterly installments of $2.25 million, with the balance of $12.5 million due upon maturity in September 2002. Except as noted below, interest on the Term Loan accrues at LIBOR plus 3% or a Base Rate plus 1.5%, subject to reduction. The Base Rate is the higher of the Prime Rate of Wells Fargo Bank, N.A. (Texas) ("WFB") or the Federal Funds Rate plus 0.5%. As of September 30, 1999, the interest rate was 8.8%. Except as provided below, the Term Loan is secured by accounts receivable, all spare parts (including rotables), inventory, intangibles and contract rights, cash, 15 Boeing 727s and related engines and the stock of each of the Company's subsidiaries. The Term Loan is guaranteed by all of the Company's subsidiaries.

    In addition, to fund ongoing capital requirements, including possible acquisitions, the Company has entered into a Credit Facility with WFB, individually and as agent for various lenders. The Credit Facility provides the Company with up to $100 million in revolving loans (subject to a current borrowing base limitation of $100 million, including an increase of $30 million to the borrowing base as a result of an amendment to the Credit Facility (the "Amendment") on December 10, 1998) that is secured by the same collateral as the Term Loan. Except as provided below, the Credit Facility bears interest at LIBOR plus 2.75% or a Base Rate plus 1.25%, subject to adjustment. The Base Rate is the higher of WFB's Prime Rate or the Federal Funds Rate plus 0.5%. Borrowings under the Credit Facility are subject to borrowing base limitations based on eligible inventory and accounts receivable. The Credit Facility matures in November 2002. As of September 30, 1999, the Company had a balance of $89.1 million outstanding under the Credit Facility bearing interest at a weighted average rate of 9% and available borrowings under the Credit Facility of approximately $10.5 million. Borrowings under the Credit Facility and Term Loan are subject to certain financial covenants. As of September 30, 1999, the Company was in compliance with all such financial covenants.

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

    The Amendment's increase in the borrowing base is available through January 1, 2000, subject to earlier termination by the Company (the "Loan Pricing Increase Period"). During the Loan Pricing Increase Period, the interest rate of the Term Loan and the Credit Facility is either the Prime Rate of WFB plus 1.75% or LIBOR plus 3.25%, regardless of financial covenant performance. Upon termination of this borrowing base increase, the interest rates on the Term Loan and the Credit Facility revert to those stated above. The Company is currently working to convert the $30 million increase in the borrowing base availability to a 5 year term loan or to enter into a sale/leaseback arrangement with the assets securing the $30 million increased borrowing base availability.

    Capital expenditures were $72.6 million and $161.9 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for the nine months ended September 30, 1999 were primarily for (i) modification of one Boeing 727 to cargo configuration, (ii) noise abatement modifications for six Boeing 727s, (iii) engine overhauls, (iv) heavy maintenance checks on three Boeing 727s and (v) purchase of rotable aircraft parts. Capital expenditures for the nine months ended September 30, 1998 were primarily for (i) the purchase of two Boeing 747s, (ii) cargo modifications to two Boeing 747s and one Boeing 727,
(iii) heavy maintenance checks on three Boeing 727s, (iv) noise abatement modifications for ten Boeing 727s, (v) engine overhauls, (vi) the purchase of 15 engines, (vii) improvements to new office space at Dallas/Fort Worth International Airport and (viii) the purchase of rotable aircraft parts.

    During the remainder of 1999, the Company estimates that capital expenditures will be, in the aggregate, between $20 and $25 million and that it will make substantial capital expenditures thereafter.

    During the remainder of 1999, the Company anticipates capital expenditures of approximately $5 million for noise abatement modifications to one Douglas DC-9 and three Boeing 727 aircraft currently owned. The entire fleet must comply with Federal Aviation Administration ("FAA") noise regulations by the year 2000. In the event more aircraft are acquired, anticipated capital expenditures for noise abatement modifications could materially increase.

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

    The Company operates a fleet of 32 Boeing 727s, all of which were previously converted from passenger configuration to cargo configuration by the installation of a large cargo door and numerous interior modifications related to the installation of cargo container handling systems. The FAA has issued a Directive which limits the cargo capacity of these Boeing 727s from approximately 8,000 pounds per cargo position to 4,000 pounds per cargo position until certain modifications are made. The Company received approval from the FAA to modify its fleet of Boeing 727s to increase their cargo capacity to approximately 6,000 pounds per cargo position. The modifications are expected to take from three to four days to complete and to cost between $25,000 and $50,000 per aircraft, not including aircraft downtime. The costs incurred to modify the aircraft are expensed as incurred. As of October 31, 1999, the Company had 16 aircraft left to modify.

    In October 1999, Kitty Hawk International, Inc. ("KHII") and the pilots and flight engineers in the service of KHII, represented by the International Brotherhood of Teamsters, entered into a Collective Bargaining Agreement (the "CBA") governing the terms and conditions of employment of KHII's pilots and flight engineers for a period of four years. The CBA calls for an increase in the pilot's and flight engineer's pay, however, KHII expects the increased salary expenses will be partially offset by reduced expenses attributable to better work rules and pilot productivity. The Company does not believe that the net increase in flight expenses resulting from the CBA will have a material adverse effect on the Company and its financial results.

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

    The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicates that most of the Company's significant information technology systems could be affected. The Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services. In addition, the Company has substantially completed gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

    With regard to the Company's information technology exposure, to date the Company has completed the assessment phase and has completed substantially all of the necessary software reprogramming and replacement (remediation). The testing and implementation phases of the replaced or reprogrammed software have been running concurrently for different systems. The testing and remediation phase for all significant systems is expected to be completed by the end of November 1999.

    The Company has substantially completed working with third party vendors to ensure that any of the Company's systems that interface directly with third parties are Year 2000 compliant by November 30, 1999.

    The Company has substantially completed querying its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources although the Company understands that certain fuel refiners may be particularly susceptible to disruption caused by non-compliant embedded chips and that certain electrical power suppliers may be similarly affected. The Company has no means of ensuring that external agents will be Year 2000 ready. The inability of certain external agents, such as the FAA, fuel refiners and suppliers generally, and electrical power suppliers, to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

    The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at less than $500,000 and is being funded through operating cash flows. As of October 1, 1999, the Company has incurred approximately $390,000 related to all phases of the Year 2000 project. The remaining project costs relate to repair of hardware and software and will be expensed as incurred.

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

    The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program or for dealing with the most reasonably likely worst case scenario. The Company plans to evaluate the status of completion in November 1999 and determine whether such a plan is necessary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended September 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report on Form 10-K.

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

         4.5 - First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

         10.1 - Agreement dated October 30, 1999, between Kitty Hawk International, Inc. and the Pilots and Flight Engineers in the service of Kitty Hawk International, Inc. as represented by the International Brotherhood of Teamsters.(1)

         21.1   - Subsidiaries of the Registrant.(4)

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

                                        KITTY HAWK, INC.

                                             By: /s/ Richard R. Wadsworth
                                                 ------------------------------
                                                     Richard R. Wadsworth, Jr.
                                                     Senior Vice President -
                                                     Finance,
                                                     Chief Financial Officer,
                                                     and Secretary
                                                     (Authorized officer and
                                                     principal financial and
                                                     accounting officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------

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

         4.5 - First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

         10.1   - Agreement dated October 30, 1999, between Kitty Hawk
                  International, Inc. and the Pilots and Flight Engineers in the service of Kitty Hawk International, Inc. as represented by the International Brotherhood of Teamsters.(1)

         21.1   - Subsidiaries of the Registrant.(4)

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