Form 10-Q/A
period 1999-09-30
KITTY HAWK INC
filed 1999-11-23
CIK 932110

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

                        KITTY HAWK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                    1999             1998
                                                                ------------     ------------
Operating activities:
   Net income ..............................................    $      9,925     $      5,172
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .........................          55,460           37,658
     Gain on sales of assets ...............................         (11,553)          (1,130)
     Minority interest .....................................             196            2,472
     Changes in operating assets and
         liabilities:
       Trade accounts receivable ...........................          40,456           45,878
       Inventory and aircraft supplies .....................         (11,405)         (31,173)
       Prepaid expenses and other current assets............          (1,874)          (5,161)
       Accounts payable and accrued expenses ...............         (31,199)           5,178
       Accrued maintenance reserves ........................          (1,806)           1,413
                                                                ------------     ------------

Net cash provided by operating activities ..................          48,200           60,307

Investing activities:
   Capital expenditures ....................................         (72,659)        (161,854)
   Redemption of short term investments ....................              --           56,847
   Proceeds from sales of assets ...........................          26,246            6,444
                                                                ------------     ------------
Net cash used in investing activities ......................         (46,413)         (98,563)

Financing activities:
   Proceeds from issuance of long-term debt ................           2,965            5,880
   Repayments of long-term debt ............................         (21,043)          (3,060)
   Net borrowings on revolving credit facility .............           2,200           35,000
   Distributions to minority interest ......................              --           (2,420)
                                                                ------------     ------------
Net cash (used in) provided by financing activities.........         (15,878)          35,400
                                                                ------------     ------------


Net decrease in cash and cash equivalents ..................         (14,091)          (2,856)

Cash and cash equivalents at beginning of period ...........          15,077           17,907
                                                                ------------     ------------


Cash and cash equivalents at end of period .................    $        986     $     15,051
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

         4.5 - First Supplemental Indenture, dated February 5, 1998, in regard to 9.95% Senior Secured Notes due 2004 by and among the Company and certain of its subsidiaries and Bank One, N.A. as Trustee and Collateral Trustee.(4)

         10.1 - Agreement dated October 30, 1999, between Kitty Hawk International, Inc. and the Pilots and Flight Engineers in the service of Kitty Hawk International, Inc. as represented by the International Brotherhood of Teamsters.(5)

         21.1   - Subsidiaries of the Registrant.(4)

         27.1   - Financial Data Schedule.(5)

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

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 1999.

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