Form 10-K
period 2002-12-31
KITTY HAWK INC
filed 2003-03-28
CIK 932110

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-25202

Kitty Hawk, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2564006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 West 20th Street
P.O. Box 612787
DFW International Airport, Texas	75261
(Address of principal executive offices)	(Zip Code)

(972) 456-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.000001 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0. In connection with the registrant’s plan of reorganization, all of the registrant’s common equity was cancelled without consideration on September 30, 2002.  (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

          At March 25, 2003, there were 37,744,655 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          None.

KITTY HAWK, INC.
2002 ANNUAL REPORT ON FORM 10-K

Glossary of Selected Aviation Industry Terms

          The following are definitions of terms commonly used in the aviation industry and this annual report:

          “ACMI”  means providing air transportation service consisting of the aircraft, crew, maintenance and insurance.

          “Aircraft”  means an airframe and attached aircraft engines.

          “Airframe”  means the structure of an aircraft, including the fuselage, wings, stabilizers, flight control surfaces and landing gear, but excluding the aircraft engines.

          “Block hour”  means the time that an aircraft begins moving under its own power at its origination airport to the time it comes to rest at its destination airport.

          “C-check”  means a thorough inspection and overhaul of an airframe and its components, not including aircraft engines, to ensure the airframe is airworthy.  A “light C-check” is generally performed every 3,000 flight hours and a “heavy C-check” is generally performed every 14,000 flight hours.

          “Engine overhaul”  means a heavy shop visit, which includes disassembly, inspection, repair or replacement of worn and life-limited parts, reassembly and testing of an aircraft engine.

          “Flight hour”  means the portion of aircraft operation time commencing at takeoff and ending at landing.

          “Heavy maintenance”  means with respect to an airframe, a light C-check or heavy C-check, or with respect to an aircraft engine, an engine overhaul.

          “Rotable part”  means an aircraft part that can be repaired and reinstalled on an aircraft.

PART I

ITEM 1.  BUSINESS

General

          Through our wholly-owned subsidiary Kitty Hawk Cargo, Inc., we operate a major independent city-to-city expedited scheduled freight network among approximately 50 cities in the U.S. and one city in Canada providing next-morning, two-day and three-day delivery services.  As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients.  As a result, we primarily provide freight services to freight forwarders who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services.  On occasion, we arrange for the initial pick up of freight from our customers as well as the final delivery to recipients.

          We use aircraft and trucks to transport freight on scheduled routes between the cities in our independent freight network and our hub in Fort Wayne, Indiana.  We transport large freight that generally cannot be physically handled by a person due to its size or weight.  We also carry small package freight and other freight that cannot be transported readily in other freight systems or on passenger aircraft. In 2002, we generated approximately 95.5% of our revenue from expedited scheduled freight services.

          Through our wholly-owned subsidiary Kitty Hawk Aircargo, Inc., we also provide dedicated air freight transportation services in North America using owned or leased Boeing 727-200 freighter aircraft. We primarily provide these services to our expedited scheduled freight business and provide these services to third parties on an on-demand basis as well as through medium- and long-term charter arrangements.

          We were incorporated on October 20, 1994, as a Delaware corporation.  Kitty Hawk Aircargo was incorporated on January 11, 1989, as a Texas corporation, and Kitty Hawk Cargo was incorporated on April 13, 1999, as a Delaware corporation.  Our principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261, and our main telephone number is (972) 456-2200.  Currently, Kitty Hawk, Inc. does not have any operations separate and apart from those conducted by its subsidiaries.

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.khcargo.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information contained on or linked to our website does not constitute part of this Form 10-K.

Bankruptcy Reorganization

          Proceedings under Chapter 11 of the Bankruptcy Code.  On or about May 1, 2000, we and all nine of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division. These proceedings were jointly administered under case No. 400-42141-BJH-11.

          On August 5, 2002, the bankruptcy court entered an order, confirming our final joint plan of reorganization dated August 2, 2002, with certain modifications.

          Subsequent Modification of the Plan of Reorganization. We filed a motion with the bankruptcy court on December 23, 2002, requesting an order modifying the plan of reorganization to allow us to:

•	amend our Second Amended and Restated Certificate of Incorporation to reduce the par value of our common stock from $0.01 per share to $0.000001 per share;

•

modify our plan of reorganization to provide that the non-U.S. citizen holders of our former 9.95% Senior Secured Notes would share ratably in a distribution of 21.5% of our common stock and, to the extent the non-U.S. citizen holders are entitled to more than 21.5% of the common stock to be issued under our plan of reorganization, the non-U.S. citizen holders would receive warrants to purchase the remaining shares of our common stock that they would have otherwise been entitled to receive if they were U.S. citizens; and

•	issue warrants under the bankruptcy code that would be exempt from federal, state or local laws requiring registration of the warrants or the common stock to be issued upon exercise of the warrants.

          On January 29, 2003, the bankruptcy court granted our motion and entered an order on January 31, 2003 modifying our plan of reorganization in the manner described above.

          Summary of Principal Effects of the Plan of Reorganization.  The principal effects of our plan of reorganization are summarized below:

•

Corporate Reorganization under Chapter 11 Bankruptcy Proceedings.  We and our two subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo, emerged from bankruptcy on September 30, 2002.  Prior to this date, our seven other subsidiaries that filed for bankruptcy were merged with and consolidated into us pursuant to the plan of reorganization.

•

New Board of Directors and Chief Executive Officer.  As of October 1, 2002, James R. Craig, Gerald L. Gitner, Tamir “Thomas” Hacker, Myron Kaplan, John Malloy, Robert Peiser and Tilmon J. Reeves were appointed to our board of directors.  Our Second Amended and Restated Certificate of Incorporation provides that these directors may not be removed as directors prior to September 30, 2003, except for cause.  In November 2002, Messrs. Craig and Reeves resigned from our board of directors, Robert W. Zoller, Jr., was elected Chief Executive Officer and appointed to our board of directors, and Mr. Gitner was appointed Non-Executive Chairman of the Board.

•

Amended and Restated Certificate of Incorporation.  On September 30, 2002, we filed our Second Amended and Restated Certificate of Incorporation authorizing the issuance of up to 65,000,000 shares of capital stock, consisting of 3,000,000 shares of new preferred stock, par value $0.01 per share, and 62,000,000 shares of new common stock (CUSIP No. 498326 20 6), par value $0.01 per share.  On February 6, 2003, we filed an amendment to our Second Amended and Restated Certificate of Incorporation to reduce the par value of our common stock to $0.000001 per share.

•

Cancellation of Old Common Stock, Senior Notes and General Unsecured Claims.  All of our previously issued common stock (CUSIP No. 498326 10 7) and 9.95% Senior Secured Notes were cancelled as of September 30, 2002.  In addition, as of September 30, 2002, the claims of our former general unsecured trade creditors were cancelled.  Holders of our previously issued common stock received no consideration in connection with the cancellation of their shares of common stock.  Holders of our former 9.95% Senior Secured Notes received cash, common stock and warrants in connection with the cancellation of their notes, and our former general unsecured trade creditors will receive common stock in satisfaction of their claims.

•

Issuance of New Common Stock and Warrants.  In return for debt forgiveness, settlements and other compromises, we issued common stock and warrants to acquire common stock to our former creditors in the following amounts:

Creditor	Shares of Common Stock Issued	Shares of Common Stock Represented by Warrants

Holders of our former 9.95% Senior Secured Notes	28,244,655	12,255,315
Trusts for the benefit of our former general unsecured trade creditors	7,000,000	—
An affiliate of Pegasus Aviation, Inc.	2,500,000	—

Total	37,744,655	12,255,315

The warrants have an exercise price of $0.000001 per share, a term of 10 years and are exercisable only by a citizen of the U.S. as defined in 49 U.S.C. § 40102(a)(15).  The 7,000,000 shares of common stock to be issued to our former general unsecured trade creditors were issued initially to two trusts.  These trusts will hold the shares for the benefit of our former general unsecured trade creditors and will distribute the shares once all claims are allowed or dismissed.

•

Cash Distributions to, and Agreements with, Former Creditors.  In September 2002, in addition to the payment of certain administrative claims arising from the bankruptcy proceedings, we delivered $29.1 million to HSBC Bank USA, as successor trustee for the 9.95% Senior Secured Notes.  In addition, we released our former general unsecured trade creditors from any preference claims we might have against them.

•

Aircraft and Engine Use Agreement.  On September 30, 2002, we entered into a 24 month Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust to make 12 Boeing 727-200 airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo.  These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes.  The holders of our former 9.95% Senior Secured Notes formed the Kitty Hawk Collateral Liquidating Trust to manage these airframes and aircraft engines.  See “Item 13. Certain Relationships and Related Transactions” for more information about this agreement.

•

Aircraft Leases and Purchases.  On October 1, 2002, Kitty Hawk Aircargo entered into four operating leases for Boeing 727-200 freighter aircraft with affiliates of Pegasus Aviation, Inc., or Pegasus Aviation.  Each of these leases expire in May 2004.  In addition, in June 2002 and December 2002, Kitty Hawk Aircargo purchased two Boeing 727-200 freighter aircraft from affiliates of Pegasus Aviation.  Each of the six aircraft were previously leased and operated by us.  See “Item 13. Certain Relationships and Related Transactions” for more information about these leases and aircraft purchases.

•

U.S. Postal Service Payment.  In August 2002, we received a payment of $30.9 million from the U.S. Postal Service related to the U.S. Postal Services’ August 2001 termination for convenience of our contract to provide air transportation and ground handling for mail delivered to the Western U.S. and in settlement of specified claims between us and the U.S. government.

•

Repayment of Prior Bank Facilities.  In September 2002, pursuant to a settlement reached with our then-existing bank group, we repaid all remaining obligations due under our prior $100 million revolving credit facility and term loan.  Immediately thereafter, the bank group released all liens on the collateral securing the revolving credit facility and term loan, which included certain airframes, aircraft engines, accounts, parts, inventory, contract rights, general intangibles and other collateral.  We have no further obligations to the bank group.

•

Receivables Purchase Facility.  We entered into an agreement with KBK Financial, Inc. for a $5.0 million receivables purchase facility, which may be increased to a $10.0 million facility if KBK Financial obtains a qualified participant.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information about this facility.

•

Registration Rights Agreement.  We entered into a registration rights agreement with each of Everest Capital Limited, Resurgence Asset Management, L.L.C. and Stockton LLC, who received significant amounts of our common stock under the plan of reorganization.  Everest Capital Limited and Resurgence Asset Management also received significant amounts of warrants to purchase our common stock under the plan of reorganization.  The registration rights agreement provides them with demand and piggy-back registration rights for our common stock.  The registration rights are currently exercisable.  See “Item 13. Certain Relationships and Related Transactions” for more information about this agreement.

Changes in Our Business Operations Since 2000

          Since January 1, 2000, our business has changed dramatically, primarily as a result of restructuring our operations to emerge from bankruptcy.  In 1999, we generated $731.3 million of revenue, and at December 31, 1999, we had over 2,800 employees and more than 100 aircraft in operation worldwide.  By comparison, in 2002, we generated $121.8 million in revenue, and at December 31, 2002, we had approximately 700 employees and approximately 20 aircraft operating solely in the U.S. and Canada.  The following paragraphs summarize the most significant changes in our business operations from January 1, 2000 to December 31, 2002.

          Termination of Wide-Body Operations (April 2000).  In April 2000, we suspended the flight operations of Kitty Hawk International, Inc., our former wide-body aircraft air freight carrier, and parked all of its aircraft.  At the same time, we ceased the non-continental U.S. operations of Kitty Hawk Cargo, which were generally serviced by Kitty Hawk International’s aircraft.  We also terminated the employment of 914 employees, including 287 pilots.  In September 2000, we transferred Kitty Hawk International’s DOT certificate of public necessity and convenience and its FAR Part 121 air carrier operating certificate issued by the Federal Aviation Administration, or FAA, for $200,000 to an entity controlled by one of our former directors.  In connection with the sale of Kitty Hawk International’s operating certificate, by operation of law, the purchaser assumed our future obligations under our collective bargaining agreement with the International Brotherhood of Teamsters, who represented the pilots and flight engineers formerly employed by Kitty Hawk International.

          Termination of General Motors Contract (May 2000).  In May 2000, General Motors terminated its contract with us to arrange the delivery of air freight on an expedited basis, referred to as air logistics.  In 1999, General Motors accounted for approximately $128.7 million, or 17.6%, of our total revenue and 74.2% of our air logistics services revenue.  In 2002, we did not generate any significant revenue directly from General Motors.

          U.S. Postal Service Contract (January 2001).  In January 2001, the U.S. Postal Service announced a six year, $7 billion contract with a package delivery company pursuant to which the package delivery company would provide the U.S. Postal Service with air lift for the U.S. Postal Service’s priority and first class mail nationwide.  As a result of this contract and our bankruptcy proceedings, the U.S. Postal Service has dramatically reduced the amount and type of business it conducts with us.  In 2000, the U.S. Postal Service accounted for $158 million, or 43.1%, of our total revenue, substantially all of which was generated from dedicated air freight services and management of peak season operations.  In 2002, the U.S. Postal Service only accounted for $2.1 million, or 1.7%, of our total revenue, of which $1.2 million was generated from mail transported in our expedited scheduled freight network and $0.9 million was generated from dedicated air freight services.

          Termination for Convenience of W-Net Contract (August 2001).  In August 1999, the U.S. Postal Service awarded us a contract for air transportation and ground handling for the majority of the mail delivered to the Western US, referred to as the W-Net contract.  Pursuant to this contract, we established a hub and spoke network for receiving, sorting and delivering mail and generally operated nine aircraft in the W-Net Network six days a week.  In August 2001, the US Postal Service terminated the W-Net contact for convenience, which required the US Postal Service to pay us for certain of our start-up costs, sunk costs and expected profits associated with the contract.  In August 2002, we received a payment of $30.9 million from the US Postal Service related to the US Postal Services’ August 2001 termination for convenience of the W-Net contract and in settlement of specified claims between us and the US government.

          Sale of Air Logistics Business and Small Aircraft Assets (December 2001).   In late December 2001, we sold the operations of our air logistics business as well as the small aircraft owned and operated by Kitty Hawk Charters, our former FAR Part 135 small aircraft airline.  Our air logistics business involved coordinating door-to-door transportation of freight by arranging for ground pick-up, loading, air transportation, unloading and ground delivery.  We also sold the operations of OK Turbines, Inc., our small aircraft jet engine parts distributor.

          Expiration of ACMI Contract with BAX Global.  Historically, we have provided BAX Global with dedicated air freight transportation services under a long term ACMI contract.  In 2000, we provided BAX Global with 14 Boeing 727s through June 2000 and seven Boeing 727s from June through December 2000.  In 2001, we provided BAX Global with six Boeing 727s.  In 2001, BAX Global accounted for approximately $28.9 million, or 11.7%, of our total revenue.  Of this amount, dedicated air freight transportation services accounted for approximately $26.0 million, or 23.2%, of our revenue from dedicated air freight transportation services, and expedited scheduled freight services accounted for $2.9 million, or 2.2%, of our revenue from expedited scheduled freight services.  In December 2001, our ACMI contract with BAX Global expired.  In 2002, BAX Global accounted for approximately $4.7 million, or 3.9%, of our total revenue.  Of this amount, dedicated air freight transportation services accounted for approximately $1.4 million, or 24.9%, of our revenue from dedicated air freight transportation services, and expedited scheduled freight services accounted for $3.3 million, or 2.8%, of our revenue from expedited scheduled freight services.  In December 2002, we entered into a new one-year ACMI contract to provide BAX Global with three Boeing 727–200 freighter aircraft. This new agreement may be terminated by either party upon 30 days' written notice to the other party.

          Non-Renewal of C-Net (September 2002).  From 1993 to 2001, we were a prime contractor for managing the US Postal Service’s primary Christmas Network hub, or C-Net. C-Net provided for air transportation and ground handling services primarily for priority mail among a network of domestic cities during the December holiday rush.  In 2001, we generated $24.9 million of revenue from managing C-Net. In September 2002, the US Postal Service announced that it did not intend to renew our contract to manage the primary C-Net hub, which the US Postal Service did not operate during the December 2002 holiday season.

Industry Overview

          General.  The US freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels.  Much of the freight shipped in the US is transported on an expedited or “time-definite” basis.  Expedited freight transit times vary from a few hours or overnight to as long as two, three or four days.  Expedited freight includes freight of varying sizes and weights, from as small as envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks and weighing in excess of 200,000 pounds.

          In the expedited freight segment, there is generally an inverse relationship between cost per pound transported and transit time.  As a result, shippers typically pay the highest cost per pound for the quickest transit times.  As transit times increase, the cost per pound transported generally decreases.

          The expedited freight market is generally served by:

•	air freight carriers that provide on-demand services, as opposed to medium and long-term dedicated air freight transportation services;

•	package delivery companies that provide express door-to-door service;

•	freight carriers that provide scheduled door-to-door freight delivery services using networks similar to our expedited scheduled freight network;

•	air freight carriers that contract with freight forwarders and airlines to provide medium and long-term dedicated air freight transportation services;

•	trucking companies that utilize all-truck networks generally offering two, three and four day services door-to-door or city-to-city on a common-carrier less-than-truckload basis; and

•	trucking companies that utilize trucks on a dedicated single-haul truck-load basis.

          We generally compete in the inter-city, heavy weight expedited freight segment of the U.S. freight transportation industry.  This segment of the industry is highly competitive and very fragmented.  The ability to effectively compete in this segment depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability.

          A number of expedited freight transportation companies, including us, provide a combination of delivery services. Specifically, our expedited scheduled freight business provides regularly scheduled freight delivery services between various cities, and our dedicated air freight transportation business provides charter services to our customers needing dedicated air lift for a specified period of time.

          Industry Trends.  The demand for expedited freight services in the U.S. is primarily influenced by the health of the U.S. economy, which is cyclical in nature.  Domestic durable goods manufacturing and corporate capital expenditures in the U.S. have a significant impact on the amount of freight that is transported on an expedited basis.

          We believe the activity level of the following domestic industries, listed in decreasing order of influence, have the most significant impact on demand for our expedited scheduled freight services:

•	automotive;

•	electronics;

•	telecom and related infrastructure equipment;

•	apparel; and

•	other durable goods and equipment.

          The general downturn in the U.S. economy started in late 2000.  During 2001, the demand for our expedited scheduled freight services generally trended downward the entire year.  In 2002, the demand for our expedited scheduled freight services stabilized, but at a level that was approximately 40% below the level in 2000.

Expedited Scheduled Freight Services

          General.  We operate a scheduled city-to-city expedited freight service that provides time-definite transportation of predominantly heavy weight freight to and from approximately 50 cities in the U.S. and one city in Canada through a hub and spoke network.  Most of the freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed to its destination city.

          The sorting facility in Fort Wayne, Indiana is a 239,000 square foot facility constructed to meet the specific requirements of our expedited scheduled freight service and was completed in June 1999.  We began operating the facility in early July 1999.  We believe the sorting facility is capable of handling well over 2.0 million pounds on a given operational night, or about three times as much freight as we handled on an average operational night in 2002.

          Our expedited scheduled freight service currently transports freight by aircraft to and from airports located in 26 cities.  In addition, we contract with third parties to provide ground transportation to 25 other cities at which we receive and deliver freight at scheduled times.  We also contract with third parties to provide ground handling and storage services at most of the cities we serve.  We continually evaluate the cities in our expedited scheduled freight network and add and remove cities as circumstances warrant.

          In general, we transport the following types of freight:

•	hazardous materials that cannot be transported on passenger aircraft;

•	dimensionally oversized freight that cannot fit in passenger aircraft cargo holds;

•	heavy weight freight that cannot be readily handled by a person;

•	freight requiring special handling or that must be attended in flight;

•	small packages and mail; and

•	live animals.

          Our expedited scheduled freight service caters primarily to freight forwarders that typically arrange transportation from the shipper in the city of origin to our cargo facility and from our cargo facility in the city of destination to the recipient.  We offer our customers three levels of delivery services, including overnight or next-day morning, second-day morning and third-day morning delivery to our cargo facility in the city of destination.  Freight received each evening is available at our cargo facility in the city of destination on the morning specified by our customer, Tuesday through Saturday, throughout the year.  In 2002, we generated $116.3 million of revenue, or 95.5% of our total revenue, from expedited scheduled freight services.

          Customers.  We currently have over 400 active freight forwarder customers.  In 2002, our top 25 customers accounted for over two-thirds of our expedited scheduled freight revenue, and our top four customers accounted for over one-third of our expedited scheduled freight revenue.

          The following table lists each customer that accounted for at least 5% of our expedited scheduled freight revenue in 2002 and the percentage of our expedited scheduled freight revenue derived from those customers in 2002 and 2001.

	2002		2001

Customer	Revenue	Percentage of Expedited Scheduled Freight Revenue	Revenue	Percentage of Expedited Scheduled Freight Revenue

	(dollars in thousands)
Pilot Air Freight, Inc.	$13,734	11.8%	$13,356	9.9%
AIT Freight Systems, Inc.	11,253	9.7	12,469	9.2
Eagle Global Logistics, Inc. (1)	7,849	6.8	23,929	17.7
Exel North American Logistics, Inc.	5,887	5.1	6,905	5.1

(1)

In 2001, we generated approximately $17 million of revenue from temporarily combining our expedited scheduled freight network with that of Eagle Global Logistics during June, July and August, which did not recur in 2002.

          We generally maintain a close operating relationship with our most significant customers.  We offer our customers discount programs based upon volume of freight shipped in our network and timely payment of invoices.  Each of our significant customers participate in this discount program.  We have no material minimum shipping contracts with our customers, including our most significant customers.  As a result, our customers generally book expedited scheduled freight services with us on an as-needed basis.

          Competition.  We generally compete with FedEx, United Parcel Service, other integrated freight transportation companies, regional delivery firms and commercial passenger airlines that provide freight service on their scheduled flights.  Many of our competitors have substantially larger freight networks, serve significantly more cities, have more freight system capacity and more capital and financial resources than us.

          Fuel and Other Costs.  In this business, we absorb increases in fuel costs, landing charges and other variable costs.  We periodically increase our prices or implement temporary surcharges to offset some of our increased costs.

          During 2002, we purchased jet fuel from various suppliers at then current market prices.  We do not currently have any short or long-term contracts for jet fuel, nor do we currently have any agreements to hedge against changes in the price of jet fuel.  From time to time, we review the price and availability of jet fuel.  If we have the opportunity and ability to enter into supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements.  During 2002, our jet fuel averaged $0.90 per gallon and we used between 2.1 million and 3.0 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount of freight shipped.  The following table shows our total jet fuel expense and percentage of total operating expenses of our expedited scheduled freight network represented by jet fuel during 2002, 2001 and 2000.

Year	Total Cost (in millions)	Average Cost (per gallon)	Jet Fuel Expense as a Percentage of Scheduled Freight Operating Expenses

2002	$26.8	$0.8977	23.6%
2001	35.1	0.9606	20.8
2000	47.2	1.0520	21.7

Dedicated Air Freight Transportation Services

          General.  Currently, Kitty Hawk Aircargo primarily provides dedicated air freight transportation services for our expedited scheduled freight business.  In addition, Kitty Hawk Aircargo provides dedicated air freight transportation services for a limited number of customers.

          ACMI Contracts. Our contracts with third parties for dedicated air freight transportation services vary, but typically require us to provide the aircraft, crew, maintenance and insurance, referred to as ACMI.  In a typical ACMI contract, our customers are responsible for substantially all aircraft operating expenses, other than ACMI expenses, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. ACMI contracts vary in duration from short to long-term and typically require us to operate specific aircraft and/or provide minimum air freight capacity.  In general, ACMI contracts are terminable upon 30 days’ prior written notice or if we fail to meet certain minimum performance levels, otherwise breach the contract or become subject to other customary events of default.

          Under our ACMI contracts, we are permitted to use, and occasionally do use, our aircraft for other services between ACMI contract flights.  By offering ACMI and charter services in addition to our expedited freight services, we are able to improve the utilization of our fleet and generate additional revenue.

          In December 2002, we entered into a new one-year ACMI contract to provide BAX Global with three Boeing 727–200 freighter aircraft.  This agreement may be terminated by either party upon 30 days’ written notice to the other party.

Aircraft Fleet

          Owned Aircraft.  At March 15, 2003, we owned 13 Boeing 727-200 freighter aircraft of which eight were available for operation in revenue service.  Of the remaining five aircraft, we temporarily parked three aircraft which require heavy maintenance, but expect to place one or more of these aircraft back into operation when needed, and we permanently parked two aircraft.  We do not currently expect to operate these two aircraft again.

          Of the 13 aircraft we own, two are pledged as collateral for a loan from 1st Source Bank and two are pledged as collateral for loans from an affiliate of Pegasus Aviation.  The liens on the two aircraft pledged to Pegasus Aviation will be released when our final loan payments are made in April 2003.

          Aircraft Subject to Leases or the Aircraft and Engine Use Agreement.  At March 15, 2003, we held 17 Boeing 727–200 freighter aircraft under operating leases or the Aircraft and Engine Use Agreement, of which 15 aircraft are currently available for operation in revenue service.  Under the terms of our W-Net settlement with the U.S. Postal Service, two of the 17 aircraft are currently unavailable for revenue service despite being economically viable to be operated.  We do not currently anticipate using these two aircraft in revenue service in the future.  Under the terms of the Aircraft and Engine Use Agreement governing these two aircraft, we pay only the storage, ground risk insurance and incidental costs for these aircraft unless we are allowed to, and actually do, operate them in revenue service.

          In December 2000, we amended an existing operating lease for one Boeing 727-200 freighter aircraft with an affiliate of Wren Equipment Finance Limited.  We make monthly lease payments of $115,000 and monthly maintenance reserve payments based upon actual flight hours during the previous month.  The lease provides that we must return the aircraft in a certain specified condition. We have recorded a reserve for the estimated cost to meet the return conditions, less estimated maintenance reserves to be paid to Wren Equipment over the life of the lease. This lease expires in December 2003.

          In October 2002, we entered into four new operating leases for Boeing 727-200 freighter aircraft with affiliates of Pegasus Aviation with monthly lease rates ranging from $65,000 to $85,000.  These new leases replaced leases with affiliates of Pegasus Aviation that we originally entered into during May 1999, September 1999 and November 1999.  Each of these new leases expires in May 2004.  In addition to lease payments, we make monthly maintenance reserve payments in an amount determined by the flight hours or cycles of utilization during the previous month. When the new leases expire, we must return each aircraft to the lessor with the same number of available flight hours or cycles on the airframe, engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time we originally took delivery of each of the aircraft. Each of the airframes had just undergone light or heavy maintenance when we originally took delivery of them. Under the new leases, instead of performing heavy maintenance on each of the airframes prior to returning them, we may instead pay the lessor $750,000 per airframe. The $750,000 payment will be reduced by the amount of maintenance reserves paid to the lessor under the original leases and the new leases.

          Future Aircraft Needs.  We currently project that we will need 18 operational aircraft through 2003 to meet our projected needs for our expedited scheduled freight service business and our current ACMI contractual obligations.  While some owned and leased aircraft will require heavy maintenance during 2003, we believe that the combined pool of owned and leased aircraft available to us will provide us with enough aircraft to meet our projected aircraft needs in 2003.

          Three of the aircraft subject to the Aircraft and Engine Use Agreement will require heavy maintenance in 2003 to remain airworthy.  Neither we nor the Kitty Hawk Collateral Liquidating Trust are required to perform this heavy maintenance.  As we do not intend to pay for this heavy maintenance, if the Kitty Hawk Collateral Liquidating Trust decides not to perform the required heavy maintenance on these aircraft, we will not be able to operate them after they come due for heavy maintenance.

          As a consequence, we may need to use financing arrangements, lease contracts or other operational agreements to replace air lift capacity in the future.  Currently, we believe that a sufficient number of Boeing 727-200 freighter aircraft are on the market and currently available if such a need arises.  Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits.

          From time to time, we evaluate the number and type of aircraft in our fleet and may add or remove aircraft or add new types of aircraft as circumstances warrant.

          Aircraft Dispositions.  As part of our plan of reorganization, we disposed of a number of aircraft, aircraft engines and related parts.  Some of these aircraft and most of the engines and uninstalled parts were sold at auction.  The numbers and types of aircraft and the year in which they were sold or effectively transferred through the bankruptcy process are as follows:

Aircraft Type	2002	2001	2000	Total

Boeing 747 Freighter	3	1	3	7
Boeing 747 Passenger	—	—	2	2
Lockheed L-1011 Freighter	5	1	—	6
Lockheed L-1011 Passenger	—	—	2	2
Douglas DC-8 Freighter	5	8	6	19
Boeing 727-200 Freighter	3	5	2	10
Boeing 727-100 Freighter	—	—	2	2
Boeing 727-200 Passenger	—	—	1	1
Douglas DC-9 Freighter	—	4	1	5
Small Charter – Passenger / Freighter	—	33	—	33

Total aircraft dispositions	16	52	19	87

          In October 2001, as part of our plan of reorganization, we transferred ownership of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust.  Because these aircraft are still generally available for operation by us, they are not reflected in the table above.

          Aircraft Acquisitions.  As a part of our plan of reorganization, we acquired two Boeing 727-200 freighter aircraft from affiliates of Pegasus Aviation.  We acquired one aircraft in June 2002 and the other aircraft in December 2002.  The financing for the purchase of these aircraft was provided by an affiliate of Pegasus Aviation, and the debt will be retired in April 2003.

          In December 2000, we acquired two aircraft from 1st Source Bank.  We previously operated these aircraft pursuant to an operating lease covering three aircraft.  We returned one aircraft, a Boeing 727-100 freighter aircraft, and purchased the two remaining aircraft in settlement and satisfaction of the operating lease.  The seller provided financing for these purchases.  See“Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information about the 1st Source Bank loan.

Flight Operations and Control

          Our aircraft operations are coordinated by our personnel at our headquarters at the Dallas/Fort Worth International Airport.  Our dispatch and flight operations personnel plan and control our flight operations, including aircraft dispatching, flight tracking and crew scheduling.  In addition, our personnel provide varying amounts of logistical support necessary for operating into airports served by our flights.

          To enhance the reliability of our service, we generally maintain at least one operational spare aircraft at all times.  The spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed.  Maintaining one or more operational spare aircraft allows us to better ensure the availability of aircraft for our expedited scheduled freight operations and to provide our ACMI customers with high dispatch reliability.

Maintenance

          We perform line maintenance with our own employees, contract employees and third-party contractors.  Heavy airframe maintenance and aircraft engine overhauls are provided by third-party FAA approved FAR Part 145 repair stations.  We do not have any long-term maintenance contracts for our airframes or aircraft engines.

Training and Safety

          We believe that high quality personnel and intensive training programs are keys to our success and the maintenance of a good safety record. As a result, we hire experienced flight crews and maintenance personnel and ensure that both receive ongoing training through educational workshops, enhanced training curriculums, on the job training and, in the case of pilots, extensive simulator use.  In January 2003, the FAA awarded us a third consecutive Certificate of Excellence – Diamond Award because the majority of our eligible mechanics received aviation maintenance technician awards from the FAA for 2002. The Diamond Award is the highest award given to aviation maintenance technicians by the FAA and recognizes individuals as well as airlines for their efforts in training.

          We have an ongoing safety program that employs an industry standard database to track safety performance. Open facsimile and phone lines are available for employees to report safety problems, which are entered into the database and monitored for any recurrence. Direct communication between flight crews, maintenance and management is available at all times through our dispatch system.

Sales and Marketing

          Our current marketing focus is on users of air freight transportation services.  We use different sales and marketing approaches to meet the unique needs of different users within our target market and to achieve our goal of maintaining long-term relationships with our customers.  We promote our business through trade specific publications and trade shows, but do not engage in mass media advertising.  We believe that retaining existing customers is as equally important as generating new clients and is a direct result of customer satisfaction.  We continue to upgrade our database, information software and tracking systems to maintain high quality service.

          We use account managers with geographic sales responsibilities to reach all of our current and prospective customers. Each account manager is responsible for educating current and prospective customers about our service capabilities, ensuring quality service and determining how we can best serve the customer. Some account managers are also responsible for large national accounts that would not necessarily be best served by multiple regional account managers.

Employees

          General. At March 15, 2003, we employed approximately 670 full-time and part-time employees.  Of this total, approximately 60 employees were involved in sales, general and administrative functions, approximately 310 employees were involved in our Fort Wayne, Indiana hub operations and approximately 300 employees were involved in maintenance and flight operations, including approximately 132 flight crew members.  Other than our flight crew members, our employees are not currently represented by labor unions or subject to collective bargaining agreements.  We believe we have good relationships with our employees.

          Kitty Hawk Pilots’ Association.  Our flight crew members are represented by the Kitty Hawk Pilots’ Association, which was certified under the Railway Labor Act in September 2000.  Currently, no collective bargaining agreement is in place, and interest-based bargaining negotiations for a collective bargaining agreement with the Kitty Hawk Pilots’ Association are in the preliminary stages.  We executed a letter agreement with the Kitty Hawk Pilots’ Association whereby dues are collected from the salaries of crew members who are members of the Kitty Hawk Pilots’ Association and remitted to the Kitty Hawk Pilots’ Association.  Additionally, through the interest-based bargaining negotiations, we have reached some interim and tentative agreements with our flight crew members, such as interim furlough and recall agreements, pilots reaching age 60 having the option of continuing as a flight engineer and other issues concerning Kitty Hawk Aircargo’s operations.

          Although we believe we have good relations with our flight crew members, the unionization of our workforce could result in higher employee compensation, reduce our flexibility in dealing with our employees and other restraints that could increase our operating costs or constrain our operating and competitive flexibility and which could have a material adverse effect on our business.

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

          Our business includes operations that require the use, storage and disposal of certain chemicals in small quantities.  These chemicals are classified as “hazardous materials” under, and their use, storage and disposal are regulated by, various federal, state and local environmental protection laws.  These laws generally require us to eliminate or mitigate the impact of these substances on the environment.  In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination.  Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.  As a result, we do not have any reserves for environmental liabilities.

          In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs.

          We are subject to the regulations of the Environmental Protection Agency and state and local governments regarding air quality and other matters. We lease office space, hangar space, ramp space and unimproved areas at various airport locations throughout the U.S.  Most of these leases require us to indemnify the lessor for any environmental contamination caused by us.

          Currently, we are not aware of any material environmental contamination for which we are liable for the cost of removal or cleanup that we believe would have a material adverse effect on our business. In part because of the highly industrialized nature of many of the locations at which we currently operate or previously operated, there can be no assurance that we have discovered all environmental contamination for which we may be responsible.

Government Regulation

          General. We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the Transportation Security Administration, the Department of Defense and the Environmental Protection Agency.  For example, the Transportation Security Administration has adopted recent regulations requiring our employees with access to aircraft operations areas to pass criminal background checks, and we are required to limit access to aircraft operations areas.

          Safety, Training and Maintenance Regulations. Virtually every aspect of our air carrier operations is subject to extensive regulation by the FAA, including the areas of safety, training and maintenance. To ensure compliance with FAA rules and regulations, the FAA routinely inspects air carrier operations and aircraft and can impose civil monetary penalties in the event of non-compliance.

          Periodically, the FAA focuses on particular aspects of air carrier operations occasioned as a result of a major incident. These types of inspections and regulations often impose additional burdens on air carriers and increase their operating costs. We cannot predict when we will be subject to such inspections or regulations, nor the impact of such inspections or regulations.

          Other regulations promulgated by state and federal Occupational Safety and Health Administrations, dealing with the health and safety of our employees, impact our operations. This extensive regulatory framework, coupled with federal, state and local environmental laws, imposes significant compliance burdens and risks that substantially affect our operational costs.

          Hazardous Materials Regulations. The FAA exercises regulatory jurisdiction over transporting hazardous materials. From time to time, we transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability as well as substantial monetary penalties.

          Other FAA Regulations. All of our aircraft are subject to FAA directives issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue.  In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial.  For example, we will have to install collision avoidance systems on our aircraft by October 2003 and may be required to reinforce cockpit doors sometime in the future.  Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications.

          Department of Homeland Security; Transportation Security.  As a result of the passage of the Aviation and Transportation Security Act, the Congress created the Transportation Security Administration, or TSA.   By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft.  Once these new requirements are adopted, they could have an impact on our ability to efficiently process cargo or otherwise increase our operating costs.

          The Department of Homeland Security has also taken over many departments and functions that regulate various aspects of our business, such as the U.S. Customs Service, and has formed a Border and Transportation Directorate.  The ability of the Department of Homeland Security to efficiently structure these combined operations and functions may affect us in ways that cannot be predicted at this time.

          Stock Ownership by Non-U.S. Citizens. Under current federal law, our air freight carrier could cease to be eligible to operate as an air freight carrier if more than 25% of our voting stock were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air carrier certificate, our president and two-thirds of our directors and officers must be U.S. citizens.

          All of our directors and officers are U.S. citizens. Our Second Amended and Restated Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22.5% of the votes voting on or consenting to any matter, and our Amended and Restated Bylaws do not permit non-U.S. citizens to serve as directors or officers.

Insurance

          We are vulnerable to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property.

          We are required by the DOT to carry liability insurance on each of our aircraft and many of our aircraft leases and contracts also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft liability insurance for each aircraft in the revenue fleet in amounts consistent with industry standards. All-risk aircraft hull and war risk insurance is maintained for all aircraft in the revenue fleet. This all-risk hull insurance is subject to substantial deductibles, but such deductibles are common in the industry.  We maintain minimum cargo liability insurance if not provided by our customers under contracts.  In the aggregate, we currently believe that we will be able to renew our insurance policies at comparable premium levels and with the same levels of coverage.

          Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. We do not maintain business interruption insurance if an aircraft is damaged, but we believe this lack of coverage is standard in the industry. Substantial claims resulting from an accident could have a material adverse effect on our business. We attempt to monitor the amount of liability insurance maintained by the third-party providers of ground handling services and operators of chartered aircraft and trucks used in our expedited scheduled freight network through, among other things, the obtaining of certificates of insurance.

ITEM 2.  PROPERTIES

          Our facilities generally consist of office space, crew lounge, hangars, sorting facilities, maintenance facilities and warehouse and storage space. All of our operating facilities are constructed on property leased from airport owners. As a result, the improvements to these facilities revert to the owner when the ground lease expires.

          We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. and Canada.  These agreements generally relate to our use of general airport facilities, but may also include leases or licenses to use ramp areas and hangar and maintenance space. In addition, at March 15, 2003, we owned 13 Boeing 727-200 freighter aircraft, various aircraft engines and various ground handling and sorting equipment.

          The following is a summary of our major operating facilities:

Location	Use of Space	Square Feet	Owned/ Leased

Dallas/Fort Worth International Airport, Texas	Company headquarters and maintenance facility	43,400	Owned (1)
Dallas/Fort Worth International Airport, Texas	Offices and warehouse	48,000	Leased
Fort Wayne, Indiana	Office and sorting facilities	239,000	Leased

(1)     We own the building and improvements and lease the land from the airport.

ITEM 3.  LEGAL PROCEEDINGS

          Bankruptcy Reorganization.  A discussion of our bankruptcy proceedings is set forth in “Item 1.  Business – Bankruptcy Reorganization” and is incorporated herein by reference.

          Eagle Global Logistics.  In July 2002, we filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics with the American Arbitration Association to resolve our claim to collect for freight transportation services rendered to EGL in the amount of approximately $4.0 million plus all interest, attorneys’ fees and costs allowable by law.  In August 2002, EGL filed an answer and counter-claim in the arbitration proceeding denying our claim and asserting a counter-claim for consequential damages in an unspecified amount, but in excess of $1.0 million plus costs and attorney’s fees, for an alleged breach of a contract by us.  The arbitration proceeding, which will resolve both parties’ claims, is currently scheduled to begin in June 2003.

          Other Proceedings. We are also subject to various other legal proceedings and claims which have arisen in the ordinary course of business.

          While the outcome of the legal proceedings and claims described above cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          As part of implementing our plan of reorganization, we issued our new common stock during March 2003.  The new common stock has CUSIP number 498326 20 6, and at March 25, 2003, there were approximately 14 record holders of our new common stock.

          In September 30, 2002, as part of our plan of reorganization, our old common stock was cancelled. The old common stock had CUSIP number 498326 10 7.

          Our new common stock is eligible for trading in the over-the-counter market and has been assigned the symbol “KTHK”.  As of March 25, 2003, no established trading market for our common stock has emerged.

          We have never declared or paid any cash dividends on our common stock.  Payment of future dividends, if any, will be at the discretion of our board of directors, after taking into account various factors, including our earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations, and there can be no assurance that dividends will be declared or paid now or any time in the future.

ITEM 6. SELECTED FINANCIAL DATA

          The following table summarizes selected financial information that has been derived from our audited consolidated financial statements.  You should read the information set forth below in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

          We emerged from bankruptcy on September 30, 2002 and implemented Fresh Start Accounting.  In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective fair values as of September 30, 2002.  Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002.  However, for purposes of this discussion, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002. The numbers in the following table are in thousands, except per share data, average yield per chargeable weight — pounds moved and fuel — average cost per gallon.

		Successor	Predecessor

	Year Ended December 31, 2002	Three Months Ended December 31, 2002	Nine Months Ended September 30, 2002	Year Ended December 31,

				2001	2000	1999	1998

Results of Operations
Revenue:
Scheduled freight	$116,279	$31,482	$84,797	$135,052	$170,255	$127,868	$103,599
Other (1)	5,524	2,994	2,530	112,437	196,578	240,149	171,842
Services provided to discontinued operations (2)	—	—	—	—	—	23,007	20,484

Total revenue	121,803	34,476	87,327	247,489	366,833	391,024	295,925
Cost of revenue:
Operating expenses	117,401	29,658	87,743	247,390	331,518	233,399	157,111
Asset impairment (3)	—	—	—	86,316	14,812	—	—
Services provided from discontinued operations (4)	—	—	—	—	—	112,744	88,744

Total cost of revenue	117,401	29,658	87,743	333,706	346,330	346,143	245,855

Gross profit (loss)	4,402	4,818	(416)	(86,217)	20,503	44,881	50,070
General and administrative expenses	8,064	2,140	5,924	11,819	23,181	19,518	12,533

Operating profit (loss) from continuing operations	(3,662)	2,678	(6,340)	(98,036)	(2,678)	25,363	37,537
Other (income) expense:
Interest expense (5)	2,287	154	2,133	7,051	12,751	9,754	7,484
Reorganization expenses	39,629	—	39,629	42,676	17,111	—	—
Other (income) expense (6)	(30,701)	(139)	(30,562)	(14)	2,310	(11,706)	(419)

Total interest and other (income) expense	11,215	15	11,200	49,713	32,172	(1,952)	7,065

Income (loss) from continuing operations before income taxes	(14,877)	2,663	(17,540)	(147,749)	(34,850)	27,315	30,472
Income tax expense (benefit)	—	—	—	—	(11,661)	2,403	12,265

Income (loss) from continuing operations	(14,877)	2,663	(17,540)	(147,749)	(23,189)	24,912	18,207
Loss from discontinued operations (3) (7)	(40,831)	—	(40,831)	(20,173)	(334,131)	(15,059)	(1,565)

Net income (loss) before extraordinary item	(55,708)	2,663	(58,371)	(167,922)	(357,320)	9,853	16,642
Extraordinary item (8)	378,068	—	378,068	—	—	—	—

Net income (loss)	$322,360	$2,663	$319,697	$(167,922)	$(357,320)	$9,853	$16,642

Earnings (Loss) Per Share Data
Continuing operations (9)	—	$0.05	$(1.02)	$(8.62)	$(1.35)	$1.46	$1.08
Discontinued operations (3) (7) (9)	—	$—	$(2.39)	$(1.18)	$(19.51)	$(0.88)	$(0.09)
Extraordinary item (8) (9)	—	$—	$22.07	$—	$—	$—	$—
Net earnings (loss) per share (9)	—	$0.05	$18.66	$(9.80)	$(20.86)	$0.58	$0.99
Weighted average common stock outstanding (9)	—	50,000	17,133	17,133	17,129	17,021	16,855
Operating Data
Chargeable weight – pounds moved (10)	149,588	38,992	110,596	175,954	227,176	191,094	170,449
Average yield per chargeable weight – pounds moved	$0.7773	$0.8074	$0.7667	$0.7675	$0.7494	$0.6691	$0.6078
Fuel – average cost per gallon (11)	$0.8977	$0.9946	$0.8653	$0.9606	$1.0520	$0.6770	$0.5643
Revenue block hours flown (12)	22,674	6,221	16,453	39,103	62,430	58,818	57,179
Financial Condition
Cash and cash equivalents	$10,353	$10,353	$4,610	$13,472	$14,117	$14,964	$15,077
Total assets	47,259	47,259	47,354	171,606	442,941	922,016	982,585
Notes payable and long-term obligations (13)	4,978	4,978	5,819	6,580	9,226	459,823	489,751
Liabilities subject to compromise (13)	—	—	—	465,161	539,448	—	—
Stockholders’ equity (deficit) (13)	$19,263	$19,263	$16,600	$(319,697)	$(151,775)	$205,117	$194,197

(1)

Other revenue is primarily generated by Kitty Hawk Aircargo for services provided through ACMI contracts, on-demand charters, dedicated air freight services and management of peak season operations for the U.S. Postal Service.  Also included is revenue generated from freight handling services provided to third parties other than the U.S. Postal Service.

(2)

Services provided to discontinued operations represents revenue earned by our continuing operations in service to any of our discontinued operations.  This is necessary to conform 1999 and 1998 results of operations to the current presentation.

(3)

Asset impairment is the non-cash expense associated with writing down the value of our long-lived assets (mainly airframes, aircraft engines and rotable parts) in connection with SFAS No. 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(4)

Services provided from discontinued operations represents cost for services rendered by our discontinued operations to our continuing operations.  This is necessary to conform 1999 and 1998 results of operations to the current presentation.

(5)	Excludes interest expense of $38.9 million in 1998 and $32.7 million in 1999, which was allocated to discontinued operations.

(6)

Other (income) expense is mainly generated through gains or losses on the disposal of property and equipment and interest income. In 2002, we recognized income of $29.4 million related to the settlement of our claims under the W-Net contract.

(7)

Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include Kitty Hawk International, the non-continental U.S. operations of Kitty Hawk Cargo, Kitty Hawk Charters, OK Turbines and Longhorn Solutions.

(8)

The extraordinary item in 2002 represents the gain from the extinguishment of debt net of the reorganization equity value distributed, or to be distributed, to our former creditors pursuant to our plan of reorganization.

(9)

No earnings per share data is presented for the year ended December 31, 2002 because the three months ended December 31, 2002 and the nine months ended September 30, 2002 are not comparable due to the cancellation of our common stock and the application of Fresh Start Accounting at September 30, 2002. For these reasons, these two periods may not be combined and used for year-over-year earnings per share comparisons. In 2002, weighted average common stock outstanding for the predecessor period reflects the shares of common stock outstanding at September 30, 2002, which were cancelled under our plan of reorganization.  In 2002, weighted average common stock outstanding for the successor period reflects the shares of common stock and warrants to acquire common stock to be issued under our plan of reorganization, which are deemed to be issued and outstanding as of October 1, 2002 for purposes of this calculation. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for the presentation of the weighted average common stock outstanding for the successor period.

(10)	Chargeable weight – pounds moved is the greater of the actual weight of or the minimum deemed weight based on the dimensions of the items transported in our expedited scheduled freight network.

(11)

Fuel – average cost per gallon is the average cost per gallon of delivering jet fuel into our aircraft, including the cost per gallon of the jet fuel, transportation fees to get jet fuel to the airport, taxes, airport fees and costs associated with fueling the aircraft.

(12)	Revenue block hours flown are the block hours flown by Kitty Hawk Aircargo.

(13)

The variances result from our bankruptcy proceedings during which a significant amount of our outstanding notes payable and long-term obligations were cancelled and converted into shares or the right to receive shares of our new common stock or warrants to acquire shares of our new common stock and from the write-off of the stockholders’ deficit that had accumulated through September 30, 2002 in connection with our Fresh Start Accounting adjustments.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We operate through our two wholly owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.  In 2002, we generated approximately 95.5% of our revenue from our expedited scheduled freight network, which is operated by Kitty Hawk Cargo.  Kitty Hawk Aircargo, our air freight carrier airline, primarily supports Kitty Hawk Cargo’s expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 freighter aircraft.  In addition, Kitty Hawk Aircargo also provides dedicated air freight transportation services for a variety of customers.

          We operate a major independent city-to-city expedited scheduled freight network solely in the U.S. and Canada providing next-morning delivery service.  As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services.  On occasion, we arrange for the initial pick up of freight from our customers as well as the final delivery to recipients.

          We emerged from bankruptcy on September 30, 2002 and implemented Fresh Start Accounting.  In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective fair values as of September 30, 2002.  Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002.  However, for purposes of this discussion, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002 and then compared to the predecessor results for the fiscal year ended December 31, 2001.  Differences between periods due to Fresh Start Accounting are explained when necessary.

          Revenue.   Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network.  Other revenue includes:

•	Postal contracts revenue, which is generated from ACMI contracts with the U.S. Postal Service, ground handling and sorting services related thereto and management of peak season operations;
•	ACMI revenue, which is generated from ACMI contracts with third-parties and ad hoc charter revenue generated by our air freight carrier airline; and
•	Miscellaneous revenue, which is generated from freight handling services provided for third-parties, other than the U.S. Postal Service.

Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our air freight carrier airline, including:
	•	crew member wages, benefits, training and travel;
	•	operating lease expense for leased aircraft operated by us;
	•	insurance costs related to aircraft operated by us; and
	•	flight operations and airline management costs, wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:
	•	third-party aircraft charter expense;
	•	aircraft ground operating costs, such as landing and parking fees charged by airports and cost of deicing aircraft; and
	•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft.

•

Fuel, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain aircraft and aircraft engines operated by our air freight carrier airline, including:
	•	wages and benefits for maintenance and records personnel;
	•	costs for contract mechanics at cargo facility outstations;
	•	costs of aircraft parts and supplies; and
	•	accruals for heavy airframe and aircraft engine maintenance.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:
	•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;
	•	contract services to warehouse, load and unload aircraft principally at cargo facility outstations; and
	•	wages and benefits for our outstation cargo facility personnel.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•

Asset Impairment, which consists of recognizing lost value of assets in our on-going operations under Statement of Financial Accounting Standards No. 144 – “Accounting For the Impairment or Disposal of Long-Lived Assets” which requires current period recognition of the reduction in the value of an asset that can no longer reasonably be expected to generate adequate net cash flows to recover its value or are no longer of such utility as to be utilized over the originally expected life.

•	Operating Overhead, which consists of direct overhead costs related to operating our expedited scheduled freight network and air freight carrier airline, including:
	•	wages and benefits for operational managers of Kitty Hawk Cargo;
	•	expedited scheduled freight network sales and marketing expenses;
	•	wages and benefits for customer service personnel;
	•	rent and utilities;
	•	bad debt expense; and
	•	general operational office expenses.

          General and Administrative Expenses.  General and administrative expenses consist of salaries, benefits and expenses for executive management, other than management of Kitty Hawk Aircargo and Kitty Hawk Cargo, information technology, human resources, accounting, finance, legal and corporate communications personnel.  In addition, costs for strategic planning, financial planning and asset acquisitions are included in general and administrative expenses.  Also included are legal and professional fees and consulting fees.

          Discontinued Operations.  Our discontinued operations consist of Kitty Hawk International, the non-continental U.S. operations of Kitty Hawk Cargo, Kitty Hawk Charters, OK Turbines and Longhorn Solutions.  All of these businesses ceased operating or were disposed of during our bankruptcy proceedings.

Critical Accounting Policies

          Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine the value of our assets and certain liabilities and the amount of certain expenses.  We base these estimates and assumptions upon the best information available to us at the time we make the estimates or assumptions.  Our estimates and assumptions could change materially as conditions within and beyond our control change.  As a result, our actual results could differ materially from our estimates.  The most significant accounting policies include:

•	our valuation of assets pursuant to Fresh Start Accounting;

•	reserves related to airframe and aircraft engine maintenance;

•	allowance for doubtful accounts;

•	reserves related to aircraft lease return conditions;

•	accounting for aircraft parts; and

•	recognition of revenue.

          The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets, liabilities or expenses.  A full description of all of our significant accounting policies is included in note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

          Valuations Pursuant to Fresh Start Accounting.  When we exited bankruptcy on September 30, 2002, we adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or Fresh Start Accounting.  Under Fresh Start Accounting, we recorded adjustments to our assets, liabilities and stockholders’ equity because:

•	the fair market value of our assets after September 30, 2002 were less than the total of the post-petition liabilities and allowed claims which were converted into shares of our new common stock; and

•	the holders of our previously issued voting stock did not receive 50% or more of our new voting stock under our plan of reorganization.

          Under Fresh Start Accounting, all of our assets and liabilities were adjusted to their estimated fair market value as of September 30, 2002. We determined the fair market values through a combination of appraisals done by third-parties, our management’s best estimate of value based on current knowledge of the industry and sales transactions for similar assets which have occurred over the prior twelve months.

          We also hired financial advisors to determine the estimated reorganization equity value of our company. The financial advisors based their valuation on two customary methods: a discounted cash flows method using our projected operating results and a comparable company analysis method. The results of their valuation determined that the fair market value of our reorganized company was between $12.9 million and $16.6 million.

          The fair market value of our net assets exceeded the high end of the estimated reorganization equity value by $2.9 million. As a result, we further reduced the value of our property and equipment and certain other assets on a proportionate basis by $2.9 million.

          Airframe and Aircraft Engine Maintenance Reserves.  To keep our airframes and aircraft engines in airworthy condition, we must perform scheduled heavy maintenance on them.  Accounting guidelines allow us to spread the cost of this heavy maintenance over the period of time that elapses between heavy maintenance events.  We accrue maintenance reserves for light C-checks on airframes and engine overhauls on aircraft engines, and we capitalize the cost of heavy C-checks on airframes.  In 2002, each light C-check costs approximately $700,000 to $850,000.  Although we did not perform a heavy C-check in 2002 and we do not currently expect to perform a heavy C-check on any airframes in our existing fleet, other than the airframe leased from Wren Equipment Finance. We currently estimate a heavy C-check to cost $1.2 million or more depending on the airframe.

          For owned airframes and aircraft engines, we only record maintenance reserves for the airframes and aircraft engines on which we intend to perform light C-checks and engine overhauls in the future.  From our owned aircraft fleet, we have identified three airframes and 37 aircraft engines that we believe are economically viable to maintain in the future. For the remaining owned airframes and aircraft engines, we plan to take them out of service permanently when they come due for their next scheduled heavy maintenance.  As a result, we do not record maintenance reserves for them.

          We also lease five airframes and 15 aircraft engines on which we are obligated to perform heavy maintenance and for which we record maintenance reserves.  For leased airframes and aircraft engines on which we are not obligated to perform heavy maintenance, we do not record maintenance reserves.

          For owned airframes and aircraft engines for which we are recording maintenance reserves, we increase our reserves for each flight hour logged at a rate equal to our estimate of the hourly cost for the next scheduled light C-check or engine overhaul.  For leased airframes and aircraft engines for which we are recording maintenance reserves, we generally make a payment to the lessor for a contractual rate per hour or cycle flown.  In addition, for leased airframes and aircraft engines on which we expect to perform a scheduled heavy maintenance event prior to returning them to the lessor, we also record maintenance reserves for each flight hour logged at a rate equal to our estimate of the hourly cost for the next scheduled light C-check or engine overhaul.  We estimate the hourly rate for maintenance reserves based on historical data and quotes received from our maintenance vendors. We review these rates annually for significant changes.

          If we perform a light C-check or engine overhaul on an airframe or aircraft engine that we previously expected to retire at the next scheduled heavy maintenance event, we would be required to expense the light C-check or engine overhaul in full when it is performed because we were not recording maintenance reserves on the airframe or aircraft engine.

          Allowance for Doubtful Accounts.  We extend credit to our customers based upon an evaluation of the following factors:

•	the customer’s financial condition;

•	the amount of credit requested; and

•	the customer’s actual payment history, including resolution of disputed invoices.

          We also extend a minimal amount of open credit to customers that refuse to make financial disclosure, but that have an extended history of timely payments to us and low levels of disputed invoices.  We do not typically require our customers to post a deposit or supply collateral.

          We keep an allowance for doubtful accounts reserve as an offset to our accounts receivables in the event a customer’s balance cannot be collected. This reserve is based on current market conditions and periodic evaluations of each customer’s credit worthiness and has consistently been within our expectations.

          If we determine that a customer’s balance cannot be collected, we write-off the receivable against the reserve. At the end of each quarter, we review all the significant past due customer balances and determine if the allowance for doubtful accounts is adequate to cover these delinquent accounts in the event they have to be written-off in the future. Once a customer account is written-off, the customer is not allowed to have any open credit with us.

          Lease Return Condition Reserves.  When we lease aircraft that we operate, the leases generally require us to return the aircraft to the lessor with the same number of hours to the next scheduled heavy maintenance event for the airframe and aircraft engines as when we began leasing the aircraft or to make specified cash payments to the lessor in lieu thereof.  We accrue lease return condition reserves based on our estimated cash outlay to meet the contractual lease return conditions at the end of the lease term.  We base the lease return condition reserve on our estimate of the following factors:

•	the number of hours we expect to operate the aircraft prior to returning it to the lessor;

•	the expected amount of maintenance reserves we expect to pay to the lessor during the lease; and

•	the cost to meet the return conditions in the lease.

          If our estimate turns out to be different than the actual cost to comply with the return conditions, we will be required to either take a charge or a credit to maintenance expense for the difference.  We review the estimates underlying the lease return condition reserves on a quarterly basis and adjust the reserves for material differences.

          Aircraft Parts Inventory Accounting.  We have a stock of aircraft parts and supplies that we use to perform minor maintenance on our fleet of owned and leased Boeing 727 aircraft. These parts and supplies are recorded at the lower of their average cost or market value. As a part of our Fresh Start Accounting adjustments, we estimated the value of these assets based on recent purchases of similar parts and supplies, quotes from vendors or recent costs incurred to repair similar parts.

          We currently treat all parts as inventory, rather than as property and equipment. We do this because the majority of our fleet is leased or operated under an Aircraft and Engine Use Agreement. These agreements generally require us to maintain the aircraft in an airworthy condition, which requires us to periodically install parts on the airframe or aircraft engines. Because the parts become a permanent fixture to the leased airframe or aircraft engine, installing the part effectively transfers ownership of the part from us to the lessor.  In addition, due to current market conditions, parts that are removed are generally not economically viable to be extensively repaired or overhauled, thus we do not use the rotable parts pooling concept for treatment of parts as fixed assets.

          As parts and supplies are used on an airframe or aircraft engine during routine line maintenance, the average cost associated with the part or supply item is charged to maintenance expense. If the parts or supplies are being used during a light C-check or an engine overhaul, the average cost of the part or supply item is charged to the maintenance reserve for that airframe or aircraft engine. If the parts or supplies are being used during a heavy C-check, the average cost of the part or supply item is capitalized.

          Revenue Recognition.  Revenue from our scheduled freight network is based on our published tariff manual and the chargeable weight of the item being shipped. We generate the majority of our expedited scheduled freight revenue from overnight services.  Revenue is recognized net of discounts upon delivery of the freight to its destination city in our freight network. Any discounts are applied before booking and invoicing.

          Our air freight carrier performs flights under ACMI contracts and ad hoc charters. These services are typically charged by the hour, with a monthly minimum for the ACMI services.  If the monthly minimum revenue is not met, the difference between the minimum monthly revenue and the amount of revenue already recognized that month is recognized at the end of the month.  Revenue associated with these ACMI and ad hoc charter flights is recognized when the flight is completed.

Results of Operations

          The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Year ended December 31,

	2002	2001	2000

Revenue:
Scheduled freight	95.5%	54.6%	46.4%
Other	4.5	45.4	53.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Operating expenses	96.4	100.0	90.4
Asset impairment	—	34.8	4.0

Total cost of revenue	96.4	134.8	94.4

Gross profit (loss)	3.6	(34.8)	5.6
General and administrative expenses	6.6	4.8	6.3

Operating loss from continuing operations	(3.0)	(39.6)	(0.7)
Other (income) expense:
Interest expense	1.9	2.8	3.5
Reorganization expense	32.5	17.3	4.7
Other (income) expense	(25.2)	—	0.6

Total interest and other (income) expense	9.2	20.1	8.8

Loss from continuing operations before income taxes	(12.2)	(59.7)	(9.5)
Income tax benefit	—	—	(3.2)

Loss from continuing operations before discontinued operations and extraordinary item	(12.2)	(59.7)	(6.3)
Loss from discontinued operations	(33.5)	(8.2)	(91.1)
Extraordinary item	310.4	—	—

Net profit (loss)	264.7%	(67.9)%	(97.4)%

Year ended December 31, 2002 compared to the year ended December 31, 2001

     Revenue

          General.  The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2002		2001

	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percentage Change from 2001 to 2002

	(dollars in thousands)
Scheduled freight	$116,279	95.5%	$135,052	54.6%	(13.9)%
Other:
Postal contracts	920	0.7	85,368	34.5	(98.9)
ACMI	3,246	2.7	25,998	10.5	(87.5)
Miscellaneous	1,358	1.1	1,071	0.4	26.8

Total revenue	$121,803	100.0%	$247,489	100.0%	(50.8)%

          Scheduled Freight.  In 2002, the reduction in our scheduled freight revenue was primarily due to lower freight levels in our expedited scheduled freight network, which we believe resulted from the general economic downturn in the U.S.  In addition, our 2001 scheduled freight revenue includes approximately $17 million from combining our expedited scheduled freight network operations with those of a customer during June, July and August, which did not recur in 2002.

          Postal Contracts.  In 2002, the reduction in our postal contract revenue was caused by the loss of the W-Net contract in August 2001 and the U.S. Postal Service’s decision not to renew our C-Net contract in September 2002.

          ACMI.  In 2002, the reduction in our ACMI revenue was primarily due to the expiration of our ACMI contract with BAX Global in December 2001.  The loss of ACMI revenue from BAX Global was offset to a limited degree by other short-term ACMI contract flying in the last half of 2002 for BAX Global, other freight networks and ad hoc charters flown.

          Miscellaneous.  In 2002, miscellaneous revenue increased as a result of leasing ground equipment to third parties during the December holiday season.

     Cost of Revenue

          General.  The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2002		2001

	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2001 to 2002

	(dollars in thousands)
Flight expense	$28,905	23.7%	$44,915	18.1%	(35.6)%
Transportation expense	8,841	7.3	44,322	17.9	(80.1)
Fuel	26,794	22.0	35,055	14.2	(23.6)
Maintenance expense	14,158	11.6	40,451	16.3	(65.0)
Freight handling expense	23,166	19.0	40,231	16.3	(42.4)
Depreciation and amortization	5,438	4.5	26,026	10.5	(79.1)
Asset impairment	—	0.0	86,316	34.9	(100.0)
Operating overhead	10,099	8.3	16,390	6.6	(38.4)

Total cost of revenue	$117,401	96.4%	$333,706	134.8%	(64.8)%

          Flight Expense.  In 2002, flight expense declined in absolute dollars as a result of flying 16,429, or 42.0%, fewer block hours in 2002 as compared to 2001.  We operated fewer block hours primarily due to lower freight levels in our expedited scheduled freight network, the loss of the W-Net contract and the U.S. Postal Service’s decision not to renew our C-Net contract.

          As a percentage of our total revenue, flight expense increased to 23.7% in 2002 from 18.1% in 2001.  This increase is principally due to the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001.  As a result of the transfer, we were required to make payments to the trust for our use of these aircraft in 2002.  We were not required to make these payments during the first ten months of 2001.

          Transportation Expense.  In 2002, transportation expense declined in absolute dollars due to the U.S. Postal Service’s decision not to renew the C-Net contract.  Because we did not manage the C-Net operations in 2002, we were not required to charter aircraft to fulfill our obligations under the C-Net contract.  In 2001, we chartered a number of aircraft to fulfill our obligations under the C-Net contract.  In addition, 2001 transportation expenses were increased as a result of combining our expedited scheduled freight network operations with those of a customer during June, July and August, which did not recur in 2002.

          In 2002, virtually all of our transportation expense was incurred by our expedited scheduled freight network.  Because our expedited scheduled freight network is generally less dependent on third-party transportation providers than our other businesses, transportation expense also declined as a percentage of revenue in 2002 as compared to 2001.

          Fuel.  In 2002, fuel expense declined in absolute dollars due to reductions in the average cost per gallon of jet fuel and due to lower jet fuel consumption in 2002 as compared to 2001.  In 2002, the average cost of jet fuel declined by $0.06 per gallon as compared to 2001, which reduced our year-over-year fuel expense by approximately $1.9 million.  Also, in 2002, we consumed 4.3 million fewer gallons of jet fuel in our expedited scheduled freight network due to lower freight levels, which reduced our year-over-year fuel expense by approximately $4.2 million.  In addition, our 2002 fuel expense was reduced by the loss of one charter contract in August 2001 which required us to supply jet fuel.  The loss of this contract reduced our year-over-year fuel expense by approximately $2.2 million.

          As a percentage of revenue, fuel expense increased to 22.0% in 2002 from 14.2% in 2001, as most of our revenue in 2002 was generated by our expedited scheduled freight business which includes jet fuel as a cost of revenue.  By contrast, in 2001 and prior years, a significant amount of our revenue was generated by operations that did not include jet fuel as a cost of revenue because jet fuel was reimbursed by the customers.

          Maintenance Expense.  In 2002, maintenance expense declined in absolute dollars and as a percentage of revenue due to a number of factors.  First, we operated our aircraft 16,429, or 42.0%, fewer block hours in 2002 as compared to 2001, which resulted in lower actual maintenance expense.  Second, the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001 reduced our maintenance expense because we do not have the responsibility for heavy maintenance under the Aircraft and Engine Use Agreement with the trust.  Finally, in the third quarter of 2001, we determined that in light of declining fair market values for our Boeing 727 freighter aircraft and the general availability of replacement freighter aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled maintenance.  As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in 2002.

          Freight Handling Expense.  In 2002, freight handling expense declined in absolute dollars primarily due to the termination of the W-Net contract, which accounted for approximately $14.7 million of the reduction.  The remaining reduction of approximately $2.3 million was due to carrying 26.4 million fewer chargeable weight pounds in our expedited scheduled freight network in 2002 as compared to 2001.

          As a percentage of revenue, freight handling expense increased to 19.0% in 2002 as compared to 16.3% in 2001 due to changes in our revenue mix among our operations.  In 2002, we generated most of our revenue from our expedited scheduled freight network, which generally has higher freight handling expenses than our other operations.  In 2001, we generated significant revenues from our C-Net contract which had a relatively low freight handling expenses and from our ACMI contract with BAX Global, which had no freight handling expenses.

          Depreciation and Amortization.  In 2002, depreciation and amortization expenses declined in absolute dollars and as a percentage of revenue primarily due to having 12 fewer owned aircraft in 2002 as compared to 2001 and $86.3 million of asset impairment charges at the end of 2001, which significantly reduced the basis of our depreciable assets in 2002.

          Asset Impairment.  In 2002, we did not record any write-downs for asset impairments.  In 2001, we recorded a $86.3 million write-down in the value of our assets.  This write-down was triggered by the decline in the fair market value of the assets of our continuing operations resulting from events outside of our control and the downturn in the U.S. economy.

          Operating Overhead.  In 2002, operating overhead declined in absolute dollars due to the reduction in the scope of our operations in 2002 as compared to 2001.  As a percentage of revenue, operating overhead increased to 8.3% in 2002 from 6.6% in 2001.  The increase was primarily due to the change in our revenue mix in 2002 as compared to 2001.  In 2002, we generated most of our revenue from our expedited scheduled freight business, which requires more direct sales costs, operational management and facilities costs than that required by the U.S. Postal Service contracts and ACMI contracts which constituted a significant portion of our revenue in 2001.

     Gross Profit

          In 2002, gross profit increased by $90.6 million as compared to 2001 primarily due to the $86.3 million asset impairment in 2001, which did not recur in 2002.

     General and Administrative Expense

          General and administrative expense declined by $3.8 million, or 31.8%, in 2002 as compared to 2001.  We have aggressively reduced general and administrative expense as our operations have been reduced.

     Interest Expense and Other (Income) Expense

          Interest expense declined by $4.8 million, or 67.6%, in 2002 as compared to 2001.  This is due to our repaying $65.6 million of secured debt during the last half of 2001 and the first half of 2002.  Reorganization expense decreased $3.0 million, or 7.1%, in 2002 as compared to 2001.  This is due to approximately $3.8 million of higher claims settlement expense due to the confirmation of our plan of reorganization which is offset by a $6.8 million reduction in professional fee expenses related to our bankruptcy proceedings in 2002 as compared to 2001.  Other income increased by $30.7 million in 2002 as compared to 2001 due to $29.4 million of gain recognized from the settlement of our W-Net termination of convenience claim.

     Income Tax Benefit

          We recognized no tax expense on our income in 2002 because of a corresponding reduction in our valuation allowance related to the decrease in our tax attributes as required in our emergence from bankruptcy.  We recognized no tax benefit on our loss in 2001 because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.

     Loss from Continuing Operations

          As a result of the foregoing, our loss from continuing operations for 2002 was $14.9 million, a decrease of 89.9% as compared to the $147.7 million loss from continuing operations in 2001.

     Loss from Discontinued Operations

          In 2002, our loss from discontinued operations increased by $20.7 million, or 102.4%, as compared to 2001.  In 2002, the losses were attributable to sales of aircraft at less than their carrying value and other charges taken in connection with the Fresh Start Accounting adjustments.  In 2001, the losses were attributable to the December 2001 sale of our air logistics business and a writedown due to further asset impairment related to the grounded aircraft.

     Extraordinary Item

          At September 30, 2002, pursuant to Fresh Start Accounting, upon emergence from bankruptcy, liabilities subject to compromise in the amount of $394.7 million were exchanged for the right to receive new common stock or warrants to acquire new common stock as part of the discharge of debt under our plan of reorganization.  After subtracting the reorganization value of $16.6 million which we distributed as common stock or warrants to acquire common stock, we recognized an extraordinary gain from extinguishment of debt of $378.1 million.

Year ended December 31, 2001 compared to the year ended December 31, 2000

     Revenue

          General.  The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percent change from year-to-year:

	2001		2000

	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percentage Change from 2000 to 2001

	(dollars in thousands)
Scheduled freight	$135,052	54.6%	$170,255	46.4%	(20.7)%
Postal contracts	85,368	34.5	157,098	42.8	(45.7)
ACMI	25,998	10.5	39,283	10.7	(33.8)
Miscellaneous	1,071	0.4	197	0.1	443.7

Total revenue	$247,489	100.0%	$366,833	100.0%	(32.5)%

          Scheduled Freight.  In 2001, scheduled freight revenue declined due to lower freight levels in our expedited scheduled freight network, which we believe resulted from the general economic downturn in the U.S.  In 2001, our scheduled freight revenue includes $17 million from combining our expedited scheduled freight network operations with those of a customer during June, July and August.

          Postal Contracts.  In 2001, postal contract revenue declined primarily due to the termination of the W-Net contract and other dedicated air freight transportation contracts in August 2001 and due to generating more revenue from C-Net in 2000 as compared to 2001 based on the U.S. Postal Service’s requirements.

          ACMI.   In 2001, ACMI revenue declined due to operating fewer aircraft for BAX Global in 2001 as compared to 2000.  In 2000, we operated 14 aircraft for BAX Global until June 2000 and seven aircraft for BAX Global from June 2000 through the end of the year.  In early 2001, BAX Global elected to reduce the number of aircraft operated by us for them to six aircraft, which we operated for the remainder of 2001.

          Miscellaneous.  Miscellaneous revenue increased in 2001 from 2000 due to providing aircraft and freight handling services to third parties at one of our expedited scheduled freight facilities.

     Cost of Revenue

          General.  The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2001		2000

	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percentage Change from 2000 to 2001

	(dollars in thousands)
Flight expense	$44,915	18.1%	$67,025	18.3%	(33.0)%
Transportation expense	44,322	17.9	51,982	14.2	(14.7)
Fuel	35,055	14.2	47,209	12.9	(25.7)
Maintenance expense	40,451	16.3	53,687	14.6	(24.7)
Freight handling expense	40,231	16.3	58,417	15.9	(31.1)
Depreciation and amortization	26,026	10.5	36,384	9.9	(28.5)
Asset impairment	86,316	34.9	14,812	4.0	482.7
Operating overhead	16,390	6.6	16,814	4.6	(2.5)

Total cost of revenue	$333,706	134.8%	$346,330	94.4%	(3.6)%

          Flight Expense.  In 2001, flight expense declined in absolute dollars as a result of flying 23,327, or 37.4%, fewer block hours in 2001 as compared to 2000.  We operated fewer block hours primarily due to operating fewer aircraft for BAX Global, the termination of the W-Net contract and other dedicated air freight transportation contracts with the U.S. Postal Service and reductions in our expedited schedule freight network in the late summer of 2001 resulting from the downturn in the U.S. economy.  Because we continued to generate significant revenues from ACMI contracts and contracts with the U.S. Postal Service in 2001, flight expense as a percentage of revenue essentially remained unchanged.

          Transportation Expense. In 2001, transportation expense declined in absolute dollars due to the termination of the W-Net contract, the reductions in our expedited scheduled freight network in the late summer of 2001 and the reduced scope of C-Net in 2001 dictated by the U.S. Postal Service.

          As a percentage of revenue, transportation expense increased slightly due to combining our expedited scheduled freight network with a customer during the summer of 2001, which required a greater number of third-party transportation providers.

          Fuel.  In 2001, fuel expense declined in absolute dollars due to our lower average price per gallon for jet fuel in 2001 and due to lower jet fuel consumption in 2001 as compared to 2000.  In 2001, our average cost of jet fuel decreased by $0.09 per gallon, which reduced our year-over-year fuel expense by approximately $3.1 million.  Also, in 2001, we consumed 0.7 million fewer gallons of jet fuel in our expedited scheduled freight network due to lower freight levels, which reduced our year-over-year fuel expense by approximately $0.8 million.  In addition, our 2001 fuel expense was reduced by the loss of one charter contract in August 2001 which required us to supply jet fuel and flying fewer ad hoc charters in 2001 as compared to 2000.

          As a percentage of revenue, fuel expense increased to 14.2% in 2001 from 12.9% in 2000, as we generated a greater percentage of our total revenue from our expedited scheduled freight business which includes jet fuel as a cost of revenue.  By contrast, in 2000 and prior years, a significant amount of our revenue was generated by operations that did not include jet fuel as a cost of revenue because jet fuel was reimbursed by the customers.

          Maintenance Expense.  In 2001, maintenance expense declined primarily due to operating 23,327, or 37.4%, fewer block hours.  As a percentage of revenue, maintenance expense increased slightly due to reduced C-Net contract revenue in 2001 and the higher percentage of block hours flown by our air freight carrier airline in the 2001 C-Net operation as compared to 2000.

          Freight Handling Expense.  In 2001, freight handling expense declined primarily due to the termination of the W-Net contract in August 2001 and the reduction in freight handled by our expedited scheduled freight network due to the slowing of the U.S. domestic economy in 2001.  As a percentage of revenue, there was essentially no change in freight handling expense because the C-Net, W-Net and expedited scheduled freight operations that primarily incur this expense were reduced generally at the same rate as total revenue.

          Depreciation and Amortization.  In 2001, depreciation and amortization expense declined due to the significant reduction in the carrying values of our owned airframes and aircraft engines.  This was due to a decline in the fair market value of Boeing 727-200 freighter aircraft and related assets caused in part by the U.S. Postal Service contract with the package delivery company, the W-Net contract termination which triggered an asset impairment and the slowing of the U.S. domestic economy in 2001.  As a percentage of revenue, depreciation and amortization expense increased slightly due to a greater percentage decline in total revenue as compared to the percentage decline in the carrying values of our assets.

          Asset Impairment.  In 2001, we recorded a $86.3 million write-down in the value of our Boeing 727-200 fleet and related assets largely due to events outside of our control, such as the general decline in fair market value of Boeing 727-200 freighter aircraft and related assets.  In 2000, we recorded a $14.8 million write-down in the value of three Douglas DC-9 freighter aircraft that we had operated primarily in ad hoc charter service and that we decided to stop operating in early 2000.  When it became clear in 2000 that we would not be able to sell or operate these aircraft and recover their then-current book value, we recorded the write-down.  We also recognized a write-down on three Boeing 727-200 airframes that we determined would not be economically viable to maintain once they reached their next scheduled heavy mainframe event.

          Operating Overhead.  In 2001, operating overhead decreased $0.4 million but increased as a percentage of revenue because a number of personnel were required to help with winding-down the W-Net operations and preparing for the 2001 C-Net operations during a period in which we had no related revenue (late August through early December 2001).

     Gross Profit

          In 2001, gross profit declined $106.7 million, or 520.5%, as compared to 2000.  This was primarily the result of the $86.3 million asset impairment in 2001 and our inability to reduce transportation expense, maintenance expense and operating overhead as rapidly as the decline in our revenue in the last half of 2001.

     General and Administrative Expense

          In 2001, general and administrative expense declined $11.4 million, or 49.0%, as compared to 2000.  General and administrative expense was aggressively reduced as operations were reduced in 2001.

     Interest Expense and Other (Income) Expense

          Interest expense declined by $5.7 million, or 44.7%, in 2001 as compared to 2000.  This is due to our repaying over $42 million of secured debt during 2001.  In 2001, we recognized a net $14,000 of other income from interest income offset by an equal amount of losses from asset disposals.  In 2000, our losses from asset disposals were greater than the interest income earned on our cash balances.

          Reorganization expense increased $25.6 million from 2000 primarily as a result of the return of four Boeing 727-200 aircraft to our lessors and the transfer of 12 Boeing 727-200 aircraft to the Kitty Hawk Collateral Liquidating Trust.  We recognized expenses of $30.9 million versus $8.0 million of similar expenses in 2000.  We also incurred $2.7 million more professional fees related to our bankruptcy proceedings in 2001 as compared to 2000.

     Income Tax Benefit

          We recognized no tax benefit on our loss in 2001, because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.  In 2000, we recognized an $11.6 million tax benefit relating to our loss from continuing operations, which amounted to the reversal of our deferred tax liabilities.

     Loss from Continuing Operations

          As a result of the foregoing, our loss from continuing operations for 2001 was $147.8 million as compared to the $23.2 million loss from continuing operations in 2000.

     Loss from Discontinued Operations

          In 2001, our loss from discontinued operations declined by $314.0 million, or 94.0%, as compared to 2000.  In 2001, the losses were attributable to the December 2001 sale of our air logistics business and further writedowns to grounded aircraft due to fair market value fluctuations.  In 2000, the losses were attributable to the shutdown of Kitty Hawk International and related operations and recording writedowns of Kitty Hawk International’s aircraft and related assets, most of which was asset impairment.

Tax Attributes and Valuation Allowance

          Based on our filed U.S. federal income tax returns and estimates of U.S. federal income tax returns yet to be filed, and our estimates of the cancellation of debt resulting from our plan of reorganization, we estimate that we had tax attributes of approximately $35.7 million as of September 30, 2002.  To the extent that we can use these remaining tax attributes, they will provide a tax benefit to us when we have U.S. taxable income in the future.  Depending on the characterization of our extinguishment of debt under the U.S. Internal Revenue Code, there could be an annual limitation on the amount of the tax attributes that are available to us in the future.  In addition, if certain substantial changes in our ownership occur, there could be an annual limitation on the amount of the tax attributes that are available to us, regardless of the characterization of our extinguishment of debt.

          Due to historical operating losses and the potential for future limitations on the utilization of our tax attributes, we have recorded a valuation allowance against our estimated remaining tax attributes because it is unclear how much, if any, tax benefit we will realize prior to expiration of the remaining tax attributes.  Therefore, currently there is no net asset value for the remaining tax attributes reflected in our current consolidated financial statements.

Liquidity and Capital Resources

          General.  Currently, our primary source of liquidity is our cash flow from operations.  In addition, we may supplement our liquidity by accessing our receivables purchase facility with KBK Financial.

          As a result of the bankruptcy process, we significantly reduced our ratio of debt to equity.  Substantially all of our debt has been extinguished, retired or converted into equity pursuant to our plan of reorganization, which has simplified our financial obligations and commitments.  Although we currently have less liquidity, our debt obligations have also been dramatically reduced.

          At December 31, 2002, cash and cash equivalents were $10.4 million as compared to $13.5 million in 2001.  Additionally, at December 31, 2002, we had $5.0 million available under our receivables purchase facility.  We had no receivables purchase facility at December 31, 2001.

          At December 31, 2002, we had net working capital of $12.2 million as compared to $49.2 million at December 31, 2001.  At December 31, 2002, our net working capital was supported by long-term debt and equity, as we had no funds advanced from our receivables purchase facility.  The large decrease in our net working capital was primarily due to collection of accounts receivable in early 2002 and ACMI activity that did not recur in 2002.

          We believe that our cash balances plus operating cash flow will be sufficient to meet our cash needs in 2003.  Our capital expenditures in 2003 are projected to be less than $1.0 million.

          In 2004, the leases and the Aircraft and Engine Use Agreement under which we currently operate 14 Boeing 727-200 freighter aircraft are scheduled to expire.  These 14 aircraft represent a majority of our current operating fleet and will represent an increasing percentage of our operating fleet over time as we take non-economically viable aircraft out of service at their next scheduled heavy maintenance event.  There can be no assurance that the lessors or owners of these aircraft will continue to make these aircraft available to us on terms and conditions we find acceptable.  We currently believe there are sufficient available aircraft in the market to meet our needs if we are unable to, or decide not to, extend these leases or the Aircraft and Engine Use Agreement.  However, there may be initial cash equity requirements or transitional maintenance expenditures to obtain other aircraft or retain some or all of the aircraft covered by these leases or the Aircraft and Engine Use Agreement.  Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits.

          Receivables Purchase Facility.  We entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization.  The receivables purchase facility may be increased up to a $10.0 million facility if KBK Financial obtains a qualified participant. At December 31, 2002, we had no funds advanced under this facility.

          The receivables purchase facility advances funds to us at a rate of 85% of the invoice amount purchased by KBK Financial. All of our invoices are available for sale under the receivables purchase facility. Our invoices may be offered to KBK Financial on a daily basis, and we may offer an unlimited number of invoices, subject to the $5.0 million funding limit.  KBK Financial can accept or reject offered invoices and is not obligated to purchase any invoices. KBK Financial exercises control over our incoming lockbox receipts in order to ensure that the cash received on purchased invoices is collected.  To secure any of our unpaid obligations, KBK Financial also has liens on our inventory, equipment (excluding airframes and aircraft engines), accounts, accounts and contract rights, contracts, drafts, acceptances, documents, instruments, chattel paper, deposit accounts and general intangibles.  The receivables purchase facility does not have any financial covenants tied to our operating performance.

          The receivables purchase facility contains fixed and variable discount rate pricing components. The fixed discount is 0.6% of the invoice amount and is payable at the time of funding. The variable rate is KBK Financial’s base rate as established by KBK from time to time, plus 2.00% per annum and is payable based on the number of days from the sale of the invoice to KBK Financial through and including the third business day after the invoice is collected. The variable discount rate will not be less than 6.75%.

          Because funds advanced under this facility are considered a contingent sale of the particular invoices sold, we report funds advanced as a reduction of trade accounts receivables in our consolidated financial statements.

          The receivables purchase facility does not have a stated expiration date, but can be terminated by either party upon thirty days’ written notice. A penalty of 2.0% of the amount of the receivables purchase facility will be imposed if we terminate the facility prior to October 31, 2003. This penalty is reduced to 1.0% if we terminate the facility between October 31, 2003 and October 31, 2004. There is no penalty if we terminate the facility after October 31, 2004. If KBK Financial does not secure an additional participant with a commitment of at least $2.0 million by April 30, 2003, we will not be subject to these early termination penalty provisions.

          1st Source Bank Note.  In November 2000, we executed a promissory note and entered into a security agreement with 1st Source Bank to settle lease obligations existing prior to our bankruptcy filing.  Under these agreements, 1st Source Bank advanced to us approximately $8.5 million. The promissory note bears interest at a fixed rate of 8.9% per annum, provides for monthly principal and interest payments of $202,000, is fully amortizing over the term of the loan and matures in February 2005.

          The promissory note is guaranteed by us and is secured by two Boeing 727-200 airframes and five aircraft engines.  At December 31, 2002, we owed 1st Source Bank approximately $4.4 million under this note and the collateral had a carrying value of substantially less than the amount owed.  Under these agreements, we are required to perform light and heavy maintenance on the airframes and aircraft engines and to keep them airworthy. These agreements do not have any minimum collateral value or financial covenants.

Contractual Obligations

          The following table sets forth our contractual obligations at December 31, 2002, for the periods shown (dollars in thousands):

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	Thereafter

Debt	$4,978	$2,640	$2,338	$—	$—
Non-aircraft operating leases	42,354	2,519	6,291	6,023	27,521
Aircraft operating leases and use agreements (excluding lease return conditions)	11,895	8,225	3,670	—	—
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$59,227	$13,384	$12,299	$6,023	$27,521

Seasonality of Results and Operating Leverage

          The following table reflects selected unaudited quarterly operating results.  The information has been prepared on the same basis as the consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. Our results may vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Predecessor							Successor

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	unaudited							audited

	(in thousands, except per share data)
Total revenue	$68,279	$66,406	$54,452	$58,352	$25,087	$30,595	$31,645	$34,476
Gross profit (loss) from continuing operations	(2,047)	(3,040)	(64,886)	(16,244)	(4,048)	2,007	1,625	4,818
Operating income (loss)	(5,146)	(7,060)	(66,785)	(19,045)	(4,570)	1,604	(3,374)	2,678
Income (loss) from continuing operations	$(8,836)	$(10,078)	$(80,346)	$(48,489)	$(9,129)	$(1,552)	$(6,859)	$2,663
Basic and diluted net income (loss) from continuing operations per share	$(0.52)	$(0.59)	$(4.69)	$(2.82)	$(0.53)	$(0.09)	$(0.40)	$0.05	(1)

(1)

For the purpose of calculating basic and diluted net income from continuing operations per share for the quarter ended December 31, 2002, the shares of common stock and warrants to acquire common stock to be issued under our plan of reorganization are deemed to be outstanding as of October 1, 2002 . In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding.

          Our business is seasonal in nature.  In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter.  However, this is not apparent for 2001 as shown in the above table.  The U.S. domestic economy entered a downturn in late 2000.  During 2001, the demand for our expedited scheduled freight services generally trended downward the entire year.  We reduced the size of our expedited scheduled freight network and our expenses as rapidly as possible in 2001 when it became apparent that there would not be an improvement in the third and fourth quarters.  In 2002, we experienced normal seasonal trends in our expedited scheduled freight business.

          In 2002, we generated approximately 95.5% of our revenue from our expedited scheduled freight business. This business has significant operating costs that are fixed and cannot be materially reduced in the short-term if the expedited scheduled freight business cannot generate expected levels of revenue.  Once revenue reaches the break-even point in a given period, each additional dollar of revenue contributes a relatively high percentage to operating income.  However, if revenue does not reach the break-even point in a given period, the operations will sustain losses, which could be significant depending on the amount of the deficit.

Recent Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity,” rather than a segment of a business.  A component of an entity constitutes operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be, or have been, eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  SFAS 144 was effective for us beginning January 1, 2002, with earlier applications encouraged.  We adopted SFAS 144 for all periods presented.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45.  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a material effect on our financial position, results of operations, or cash flows.

Factors that May Affect Future Results and Market Price of Stock

          This Annual Report on Form 10-K contains “forward-looking statements” concerning our business, operations and financial performance and condition. When we use the words “estimates,” “expects,” “forecasts,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions, we intend to identify forward-looking statements.

          We have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions or expectations will prove to be accurate.

          A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K. These risks, uncertainties and other important factors include, among others:

•	loss of key suppliers or significant customers;

•	increased competition;

•	limited operating flexibility due to our limited capital resources and liquidity and lack of profitability;

•	financial costs and operating limitations imposed by the unionization of our workforce;

•	changes in economic conditions;

•	changes in the cost and availability of jet fuel;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies; and

•	increased foreign political instability and acts of war or terrorism.

          The impact of any terrorist activities or international conflicts, including the current military action in Iraq, on the U.S. and global economies in general, or the transportation industry in particular, could have a material adverse effect on our business and liquidity.  Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements.  We caution you not to place undue reliance on these forward-looking statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At December 31, 2002, we had outstanding debt of $5.0 million, of which $4.4 million is long-term debt with an average maturity of 2.2 years and an interest rate of 8.9%.

          We do not currently have significant exposure to changing interest rates on our promissory note to 1st Source Bank or the KBK Financial receivables purchase facility.  Our promissory note to 1st Source Bank bears a fixed interest rate of 8.9% per annum.  The receivables purchase facility contains a 0.6% fixed discount rate and variable discount rate equal to a base rate determined by KBK Financial, plus 2.0% per annum.  The variable rate may not be less than 6.75%.

          At December 31, 2002, we had approximately $4.4 million outstanding under the 1st Source Bank promissory note and no outstanding balance under our receivables purchase facility.  To the extent we draw down funds on our receivables purchase facility, we will bear interest rate risk on the amount we draw down.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

          Our exposure to changing interest rates on invested cash is minimal because we invest our cash in a U.S. Treasury backed money-market fund.  At December 31, 2002, approximately $8.0 million of our cash was invested.

          We have not undertaken any actions to cover interest rate market risk and are not a party to any interest rate market risk management activities.

          A hypothetical 10% decline in market interest rates over the next year would have little impact on our earnings and cash flow because of the fixed rates on a substantial portion of our significant debt.

          Jet fuel is a significant cost of operating aircraft.  We do not have any agreements with jet fuel suppliers assuring the availability or price stability of jet fuel.  We also do not participate in any open market hedging activities related to jet fuel.

          At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of $290,000.

          We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to Item 8 is submitted as a separate section of this Annual Report on Form 10-K.  See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

          The following table presents information about our executive officers and directors as of March 25, 2003:

Name	Age	Position(s)

Robert W. Zoller, Jr.	56	Chief Executive Officer, President and Director
Jack A. (Drew) Keith	42	Vice President and Chief Financial Officer
Toby Skaar	37	Vice President and General Manager of Kitty Hawk Cargo, Inc.
John Clark Stevens	53	President of Kitty Hawk Aircargo, Inc.
Jessica L. Wilson	34	Chief Accounting Officer
Gerald L. Gitner	57	Non-Executive Chairman of the Board and Director
Tamir (Thomas) Hacker	46	Director
Myron Kaplan	57	Director
John M. Malloy	36	Director
Robert A. Peiser	54	Director

Executive Officers

          Robert W. Zoller, Jr. has served as a member of our board of directors and as our Chief Executive Officer and President since November 2002.  Since April 2002, Mr. Zoller has been a principal and founder of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice.  Mr. Zoller served as President and Chief Operating Officer of Hawaiian Airlines, Inc. from December 1999 to April 2002.   Mr. Zoller served as Senior Vice President Maintenance and Engineering for AirTran Airways, Inc. from March 1996 to December 1999, Vice President Operations for American Airlines/AMR Eagle from September 1987 to March 1996, and Director of Flight Operations for Pacific Southwest Airlines, Inc. from July 1979 to September 1987. Mr. Zoller held accounting and financial planning management positions with General Dynamics, Inc. from July 1977 to July 1979 and NCR, Inc. from July 1975 to July 1977. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Zoller’s term of office as a director expires with the annual meeting of stockholders in 2004.

          Jack A. (Drew) Keith was named our Vice President and Chief Financial Officer in April 2000 after joining us in September 1999 as Vice President - Finance.  From 1993 to September 1999, Mr. Keith was a commercial banker with Wells Fargo Bank, where he was responsible for the agency of our bank group.  From 1987 to 1993, Mr. Keith was responsible for a portfolio of large corporate workout/problem loans for First Interstate Bank, which was acquired by Wells Fargo Bank in 1996.  Prior to 1987, Mr. Keith was involved in commercial construction project management and real estate development.

          Toby J. Skaar has served as the Vice President and General Manager of Kitty Hawk Cargo since  April 1999.  Mr. Skaar served as Vice President and Chief Operating Officer of Kitty Hawk Cargo from 1990 to April 1999.  Mr. Skaar has been in the freight industry for approximately 20 years.

          J. Clark Stevens has served as the President of Kitty Hawk Aircargo since August 1999. Prior to becoming President of Kitty Hawk Aircargo, Mr. Stevens served as Vice President of Technical Services for Kitty Hawk International from September 1998 to August 1999.  Mr. Stevens was President and Chief Operating Officer of Mesa Air Group, Inc. from January 1995 to August 1998 and was a director of Mesa Air Group from 1995 to 1998.  Prior to that time, Mr. Stevens was President of FloridaGulf Airlines (a division of Mesa Air Group) from March 1993 to January 1995.

          Jessica L. Wilson has served as our Chief Accounting Officer since August 2000. Her primary responsibilities include overseeing the daily operations of the accounting department, managing the treasury function and all consolidated financial reporting. From August 1997 to July 2000, Ms. Wilson served as our Corporate Controller, with primary functions of overseeing the Dallas, Texas accounting department and preparation of all consolidated financial reporting. From October 1990 to August 1997, Ms. Wilson was an auditor with Ernst & Young LLP, our primary accounting firm prior to April 2000. Ms. Wilson is a certified public accountant licensed in the state of Texas.

Directors

          Gerald L. Gitner has served as a member of our board of directors since October 2002 and as our Non-Executive Chairman of the Board since November 2002.  Mr. Gitner is the Chairman of D.G. Associates, Inc., a strategic planning and consulting practice.  Prior to joining us, Mr. Gitner served as Chairman of the Board and Chairman of the Executive Committee of the board of directors of Trans World Airlines, Inc. from May 1999 to June 2002, Chairman and Chief Executive Officer of Trans World Airlines (having been the Vice Chairman and Acting Chief Executive Officer since December 1996) from February 1997 to May 1999, and a director of Trans World Airlines from November 1993 to June 2002.   In January 2001, Trans World Airlines filed for Chapter 11 protection under the U.S. bankruptcy code.  He was Chairman of Avalon Group, Ltd. from April 1992 until September 1998 and Co-Chairman of Global Aircraft Leasing Ltd. from 1990 to March 1999.  Prior to that date, Mr. Gitner was President of Texas Air Corp. from 1985 to 1986, Chairman and Chief Executive Officer of Pan American World Services from 1983 to 1985, and Vice Chairman of Pan American World Airways, Inc. from 1983 to 1985. He was a founder of People Express Airlines, Inc. and served as its President from 1980 to 1982. Mr. Gitner serves on the Board of Trustees of both the Rochester Institute of Technology and the American College of Management and Technology.  Mr. Gitner’s term of office as a director expires with the annual meeting of stockholders in 2004.

          Tamir (Thomas) Hacker has served as a member of our board of directors since October 2002. Since May 2001, Mr. Hacker has been a registered representative of B. Riley & Co., a Southern California based brokerage firm. From June 1996 through April 2001, Mr. Hacker was a registered representative of Equibond, Inc., a broker-dealer in Santa Monica, California. Mr. Hacker served on the board of directors of National Bancshares of Texas from September 2000 to January 2002.  Mr. Hacker’s term of office as a director expires with the annual meeting of stockholders in 2004.

          Myron Kaplan has served as a member of our board of directors since October 2002. Mr. Kaplan is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City law firm, where he has practiced corporate and securities law for more than 30 years.  Mr. Kaplan served on the board of directors of Trans World Airlines, Inc. from 1993 to June 2002, serving on its Executive Committee and chairing its Compensation Committee from 1996 to 1999 and also serving on its Finance and Audit Committees for portions of his tenure as a director.  In January 2001, Trans World Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Since March 2002, Mr. Kaplan has served as a member of the board of directors of SAir Group Finance (USA) Inc., which in September 2002 filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Kaplan also serves on the board of directors of a number of privately-held companies and charitable organizations. Mr. Kaplan’s term of office as a director expires with the annual meeting of stockholders in 2004.

          John M. Malloy, Jr., has served as a member of our board of directors since October 2002.  Since 1999, Mr. Malloy has been a Managing Director of Everest Capital Limited, an investment management company. From 1996 through 1999, Mr. Malloy was an investment portfolio manager for Everest Capital Limited.  Mr. Malloy’s term of office as a director expires with the annual meeting of stockholders in 2004.

          Robert A. Peiserhas served as a member of our board of directors since October 2002.  Since April 2002, Mr. Peiser has been the President and Chief Executive Officer and a director of Imperial Sugar Company. Prior to joining Imperial Sugar Company, from July 1999 to February 2002, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc., a privately-owned beverage company.  From May 1998 to November 1999, Mr. Peiser served as Chairman of CVSI, Inc. and President and Chief Executive Officer of Western Pacific Airlines from December 1996 to February 1998.  Mr. Peiser also served as Executive Vice President and Chief Financial Officer of Trans World Airlines from August 1994 to June 1996.  Mr. Peiser has served as a director of Ascent Assurance, Inc., an insurance holding company, since 1999.  Mr. Peiser’s term of office as a director expires with the annual meeting of stockholders in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely upon a review of the copies of such forms we received, we believe that all such reports were submitted on a timely basis during 2002.

ITEM 11.           EXECUTIVE COMPENSATION

          The following table summarizes the compensation we paid during 2002, 2001 and 2000 to our Chief Executive Officer as of December 31, 2002 and our four other most highly compensated executive officers as of December 31, 2002, referred to elsewhere in this Annual Report on Form 10-K as our named executive officers.  The following table also summarizes the compensation we paid during 2002, 2001 and 2000 to Mr. Tilmon J. Reeves, our former Chairman of the Board, President and Chief Executive Officer, and Mr. James R. Craig, our former Vice President and General Counsel.  The summary compensation table excludes compensation in the form of perquisites and other personal benefits earned by these officers as these benefits are less than $50,000 and 10% of the total salary and bonus earned by these officers.

Summary Compensation Table

	Annual Compensation

Name and Principal Position(s)	Year	Salary	Bonus	All Other Compensation (4)

Robert W. Zoller, Jr. (1)	2002	$37,500	$—	$—
Chief Executive Officer and President	2001	—	—	—
	2000	—	—	—
Jack A. (Drew) Keith	2002	202,031	—	2,750
Vice President and Chief Financial Officer	2001	195,000	97,500	2,625
	2000	170,487	5,000	—
Toby Skaar	2002	149,792	—	—
Vice President and General Manager of Kitty Hawk	2001	160,000	80,000	2,583
Cargo, Inc.	2000	141,429	40,000	2,297
John Clark Stevens	2002	173,333	—	3,000
President of Kitty Hawk Aircargo, Inc.	2001	190,000	95,000	2,625
	2000	179,375	20,000	2,625
Jessica L. Wilson	2002	103,125	—	1,427
Chief Accounting Officer	2001	100,000	50,000	2,625
	2000	93,333	7,500	2,625
Tilmon J. Reeves (2)	2002	220,833	—	50,167
Former Chairman of the Board,	2001	400,000	400,000	2,625
Chief Executive Officer and President	2000	400,000	70,000	2,500
James R. Craig (3)	2002	165,625	—	40,250
Former Vice President and	2001	200,000	100,000	2,625
General Counsel	2000	200,000	50,000	2,625

(1)	Mr. Zoller was hired as our Chief Executive Officer and President on November 4, 2002. His current annual base salary is $300,000.

(2)	Mr. Reeves resigned as Chairman of the Board, Chief Executive Officer and President effective November 4, 2002.

(3)	Mr. Craig resigned as Vice President and General Counsel effective November 4, 2002.

(4)	Represents matching contributions made by us under the terms of our 401(k) plan and $50,000 of severance paid to Mr. Reeves in 2002 and $37,500 of severance paid to Mr. Craig in 2002.

Stock Options

          There were no stock option grants during 2002.  As of September 30, 2002, all outstanding stock options and equity compensation plans were cancelled pursuant to our plan of reorganization.  As of December 31, 2002, we did not have any equity compensation plans.  We are currently considering adopting an equity compensation plan for our employees and non-employee directors.

Employment Agreements

          Mr. Zoller.  Mr. Zoller is employed pursuant to a memorandum of understanding with us.  Mr. Zoller is our Chief Executive Officer and President and the Chief Executive Officer of each of Kitty Hawk Aircargo and Kitty Hawk Cargo.  Under the memorandum of understanding, Mr. Zoller receives an annual base salary of $300,000 and may receive additional performance based compensation, as determined by our board of directors.  Mr. Zoller receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our board of directors.  If we terminate the employment of Mr. Zoller prior to November 5, 2005, for any reason other than a material breach of the memorandum of understanding by Mr. Zoller, he is entitled to 12 months’ worth of his annual base salary and certain medical insurance benefits for the 12-month period following his termination.  We expect to finalize a specific employment agreement for Mr. Zoller in 2003.

          Mr. Keith.  Mr. Keith is employed pursuant to an employment and severance agreement with us.  Mr. Keith is employed as our Vice President and Chief Financial Officer and as a Vice President of Kitty Hawk Aircargo and Kitty Hawk Cargo.  Under the employment agreement, Mr. Keith currently receives an annual base salary of $225,000 and may receive additional performance based compensation, as determined by our board of directors.  Mr. Keith receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our board of directors.

          Mr. Keith is required to safeguard our proprietary information and to surrender to us all written or recorded evidence of our proprietary information as well as our property if he leaves our employment.  Mr. Keith is also prohibited from disclosing, disseminating or utilizing our proprietary information after leaving our employment, unless our Chief Executive Officer authorizes such use in writing.

          Mr. Keith’s employment agreement may be terminated by us or Mr. Keith with or without cause at any time upon 30 days’ prior written notice to the other party.  If we terminate the employment agreement after December 31, 2002, for any reason other than a material breach of the agreement by Mr. Keith, he is entitled to three months’ worth of his annual base salary and certain medical insurance benefits for the three-month period following his termination.  If we terminate the employment agreement for cause or if Mr. Keith terminates the employment agreement for any reason other than a material breach of the agreement by us, he does not receive any additional compensation following his termination.  The employment agreement also provides that if Mr. Keith is terminated for any reason other than a material breach of the agreement by us, he will be prohibited for a period of three years from the date of his termination from attempting to knowingly hire, directly or indirectly, any of our officers or key employees as long as they are still employed by us.

          Mr. Skaar.  Mr. Skaar is employed pursuant to an employment and severance agreement with us.  Mr. Skaar is employed as Vice President and General Manager of Kitty Hawk Cargo.  Under the employment agreement, Mr. Skaar currently receives an annual base salary of $160,000 and may receive additional performance based compensation, as determined by our board of directors.  Mr. Skaar receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our board of directors.

          Mr. Skaar is required to safeguard our proprietary information and to surrender to us all written or recorded evidence of our proprietary information as well as our property if he leaves our employment.  Mr. Skaar is also prohibited from disclosing, disseminating or utilizing our proprietary information after leaving our employment, unless our chief executive officer authorizes such use in writing.

          Mr. Skaar’s employment agreement may be terminated by us or Mr. Skaar with or without cause at any time upon 30 days’ prior written notice to the other party.  If we terminate the employment agreement after December 31, 2002, for any reason other than a material breach of the agreement by Mr. Skaar, he is entitled to three months worth of his annual base salary and certain medical insurance benefits for the three-month period following his termination.  If we terminate the employment agreement for cause or if Mr. Skaar terminates the employment agreement for any reason other than a material breach of the agreement by us, he does not receive any additional compensation following his termination.  The employment agreement also provides that if Mr. Skaar is terminated for any reason other than a material breach of the agreement by us, he will be prohibited for a period of three years from the date of his termination from attempting to knowingly hire, directly or indirectly, any of our officers or key employees as long as they are still employed by us.

          Mr. Stevens.  Mr. Stevens is employed pursuant to an employment and severance agreement with us.  Mr. Stevens is employed as President of Kitty Hawk Aircargo.  Under the employment agreement, Mr. Stevens currently receives an annual base salary of $185,000 and may receive additional performance based compensation, as determined by our board of directors.  Mr. Stevens receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our board of directors.

          Mr. Stevens is required to safeguard our proprietary information and to surrender to us all written or recorded evidence of our proprietary information as well as our property if he leaves our employment.  Mr. Stevens is also prohibited from disclosing, disseminating or utilizing our proprietary information after leaving our employment, unless our chief executive officer authorizes such use in writing.

          Mr. Stevens’ employment agreement may be terminated by us or Mr. Stevens with or without cause at any time upon 30 days’ prior written notice to the other party.  If we terminate the employment agreement after December 31, 2002, for any reason other than a material breach of the agreement by Mr. Stevens, he is entitled to three months’ worth of his annual base salary and certain medical insurance benefits for the three-month period following his termination.  If we terminate the employment agreement for cause or if Mr. Stevens terminates the employment agreement for any reason other than a material breach of the agreement by us, he does not receive any additional compensation following his termination. The employment agreement also provides that if Mr. Stevens is terminated for any reason other than a material breach of the agreement by us, he will be prohibited for a period of three years from the date of his termination from attempting to knowingly hire, directly or indirectly, any of our officers or key employees as long as they are still employed by us.

          Mr. Reeves.  In November 2002, Mr. Reeves resigned as our Chairman of the Board, President and Chief Executive Officer and entered into an approximately one-year salary continuation and consulting agreement to provide consulting services to us at the direction of our Chief Executive Officer.  The agreement provides for compensation of $300,000 and medical insurance coverage during the term of the agreement, and the agreement may be extended for an additional year by either party with consent from the other party.

          Mr. Reeves is required to safeguard our proprietary information and not use, copy or transfer our confidential information, other than is necessary in carrying out his duties under the consulting agreement. Under the consulting agreement, Mr. Reeves is prohibited from:

•

directly or indirectly, engaging or investing in, owning, managing, operating, controlling or participating in the ownership, management, operation or control of, or being employed by, or rendering services or advice to, any business that competes with us;

•	directly or indirectly in any capacity diverting or taking any of our customers or clients;

•

directly or indirectly in any capacity hiring or attempting to hire, contact, solicit any of our employees or inducing, advising or encouraging any of our employees to terminate or modify their relationship with us; or

•	providing consulting services to our customers or potential competitors without first obtaining the written consent of our Chief Executive Officer.

          Additionally pursuant to the consulting agreement Mr. Reeves is prohibited for a three-year period from attempting to knowingly hire, directly or indirectly, our officers or key employees as long as they are still employed by us.

          In addition, pursuant to the terms of Mr. Reeves’ former employment agreement with us, Mr. Reeves currently is prohibited from:

•	disclosing our proprietary information; and

•

engaging, directly or indirectly, in the air logistics, charter brokerage, on-demand, or scheduled carriage business under an FAR Part 121 (now Part 119) or Part 135 certificate until November 4, 2004.

Compensation of Directors

          Pursuant to our bylaws, the members of our board of directors may be compensated in a manner and at a rate determined from time to time by our board of directors. Directors who are our employees do not receive additional compensation for service as a director.

          During the first nine months of 2002, directors who were not our employees received $18,000 for their service.

          During the last three months of 2002, each director who was not our employee received a retainer of between $3,500 and $6,833, plus a payment of between $500 and $3,000 for each meeting of the board of directors and committee thereof that the director attended.  We paid a total of $75,083 to directors who were not our employees during the last three months of 2002.

          During 2003, each director who is not our employee is entitled to receive a base quarterly retainer of between $3,500 and $9,500, plus a payment of between $500 and $3,000 for each meeting of the board of directors and committee thereof that the director attends.  Each director who is not our employee is entitled to receive the equivalent of $15,000, after taxes, of our common stock or options to acquire our common stock. We are currently considering adopting an equity compensation plan for directors who are not our employees.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          During the pendency of our bankruptcy proceeding, our full board of directors performed the duties of the compensation committee.  Since October 1, 2002, Messrs. Hacker, Kaplan and Malloy have served as members of our compensation committee of the board of directors.  None of the members of the compensation committee was at any time during fiscal 2002, or at any other time, one of our officers or employees.  No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table presents information known to us about the beneficial ownership of our common stock as of March 25, 2003, by:

•	each person or entity whom we know to own beneficially more than 5% of our common stock;

•	each of the named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as of March 25, 2003 as a group.

          The number and percentage of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and also any shares of common stock underlying warrants that are exercisable by that person within 60 days of March 25, 2003.  However, shares underlying warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.  There were no employee stock options outstanding as of March 25, 2003.

          Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting and investment power over the shares shown as beneficially owned by that person.  Percentage of beneficial ownership is based on 37,744,655 shares of common stock outstanding as of March 25, 2003.

Shares Beneficially Owned

	Number	Percentage

Directors and Named Executive Officers:
Robert W. Zoller, Jr.	—	—
Gerald L. Gitner	—	—
Tamir (Thomas) Hacker	—	—
Myron Kaplan	—	—
John M. Malloy (1) (2)	—	—
Robert A. Peiser	—	—
Jack A. (Drew) Keith	—	—
Toby Skaar	—	—
John Clark Stevens	—	—
Jessica L. Wilson	—	—
All directors and executive officers as a group: (10 persons)	—	—
Beneficial Owners of More Than 5%:
Resurgence Asset Management, L.L.C. (2) (3)	11,144,164	28.5
Everest Capital Limited (1) (2) (4)	9,103,349	21.1
Stockton, LLC (5)	6,126,220	16.2
Citadel Limited Partnership (2) (6)	3,288,835	8.3
Kitty Hawk Acquisition Corporation (7)	2,500,000	6.6

(1)	Mr. Malloy is a managing director of Everest Capital Limited. Mr. Malloy disclaims beneficial ownership of shares of our common stock beneficially owned by Everest Capital Limited and its affiliates.

(2)

The information regarding beneficial ownership of our common stock is included in reliance on reports filed by such entities with the SEC, except that the percentage is based upon calculations made by us in reliance upon the number of shares of our common stock reported to be beneficially owned by such entities in such reports.

(3)

Resurgence Asset Management, L.L.C. and its affiliates beneficially own an aggregate of 11,144,164 shares of our common stock in their capacities as investment advisors.  Resurgence Asset Management, L.L.C. is the general partner and/or sole investment advisor of M.D. Sass Corporate Resurgence Partners, L.P., M.D. Sass Corporate Resurgence Partners II, L.P., M.D. Sass Corporate Resurgence Partners III, L.P. and the Resurgence Asset Management, L.L.C. Employee Retirement Plan, and it beneficially owns an aggregate of 7,453,308 shares of our common stock beneficially owned by M.D. Sass Corporate Resurgence Partners, L.P., M.D. Sass Corporate Resurgence Partners II, L.P., M.D. Sass Corporate Resurgence Partners III, L.P. and the Resurgence Asset Management, L.L.C. Employee Retirement Plan.  Resurgence Asset Management, L.L.C. may be deemed to share voting and investment power with each of these entities. Resurgence Asset Management International, L.L.C. is the sole special shareholder and sole investment advisor of M.D. Sass Corporate Resurgence International, Ltd., and it beneficially owns an aggregate of 1,278,489 shares of our common stock, of which (i) 509,320 shares are beneficially owned by M.D. Sass Corporate Resurgence International, Ltd. and (ii) 769,169 shares may be acquired within 60 days of March 25, 2003 upon the exercise of outstanding warrants held by M.D. Sass Corporate Resurgence International, Ltd.  Resurgence Asset Management International, L.L.C. may be deemed to share voting and investment power with M.D. Sass Corporate Resurgence International, Ltd. Re/Enterprise Asset Management L.L.C. is the general partner and sole investment advisor of M.D. Sass Re/Enterprise Portfolio Company, L.P. and M.D. Sass Re/Enterprise II, L.P., and it is the sole investment advisor to two employee pension plans.  Re/Enterprise Asset Management L.L.C. beneficially owns an aggregate of 2,412,367 shares of our common stock, of which (i) an aggregate of 1,798,065 shares are beneficially owned by M.D. Sass Re/Enterprise Portfolio Company, L.P., M.D. Sass Re/Enterprise II, L.P. and the two employee pension plans and (ii) an aggregate of 614,302 shares may be acquired within 60 days of March 25, 2003 upon the exercise of outstanding warrants held by M.D. Sass Re/Enterprise Portfolio Company, L.P. and one of the employee pension plans.  Re/Enterprise Asset Management L.L.C. may be deemed to share voting and investment power with each of these entitities. James B. Rubin serves as Chief Investment Officer of Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management L.L.C., and, in such capacity, may be deemed to beneficially own the shares of our common stock beneficially owned by Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management L.L.C.  Each of Mr. Rubin, Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. And Re/Enterprise Asset Management L.L.C. disclaims beneficial ownership of all shares of our common stock. The business address of each of Mr. Rubin, Resurgence Asset Management L.L.C., Resurgence Asset Management International, L.L.C. And Re/Enterprise Asset Management L.L.C. is 10 New King Street, White Plains, New York 10604.

(4)

Everest Capital Limited beneficially owns an aggregate of 9,103,349 shares of our common stock, of which (i) 3,626,562 shares are issued and outstanding and (ii) 5,476,787 shares may be acquired within 60 days of March 25, 2003 upon the exercise of outstanding warrants. Everest Capital Limited has shared voting and investment power over such shares of common stock. Everest Capital Limited is the general partner of Everest Capital Master Fund, L.P. Everest Capital Master Fund, L.P. beneficially owns an aggregate of 8,329,086 shares of our common stock, of which (i) 3,318,114 shares are issued and outstanding and (ii) 5,010,972 shares may be acquired within 60 days of March 25, 2003 upon the exercise of outstanding warrants. Everest Capital Master Fund, L.P. has shared voting and investment power over such shares of common stock. The principal business address of Everest Capital Limited and Everest Capital Master Fund, L.P. is The Bank of Butterfield Building, 65 Front Street, 6th Floor, HM 5X, Bermuda.

(5)	The principal business address of Stockton, LLC is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(6)

Citadel Investment Group, L.L.C. Is the general partner of GLB Partners, L.P.  GLB Partners, LP is the general partner of Citadel Limited Partnership.  Citadel Limited Partnership is the general partner of Citadel Wellington Partners LP, and the portfolio manager of each of Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd.  Kenneth Griffin is the President of Citadel Investment Group, L.L.C.  Collectively, Mr. Griffin, Citadel Investment Group, L.L.C., GLB Partners, LP, Citadel Limited Partnership, Citadel Wellington Partners LP, Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd. beneficially own an aggregate of 3,288,835 shares of our common stock, of which (i) an aggregate of 1,310,195 shares are issued and outstanding and (ii) an aggregate of 1,978,640 shares may be acquired within 60 days of March 25, 2003 upon the exercise of outstanding warrants held by such entities.  Each of these entities has shared voting and investment power over such shares of common stock. The business address for each of Mr. Griffin, Citadel Investment Group, L.L.C., GLB Partners, LP, Citadel Limited Partnership, Citadel Wellington Partners LP, Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd. is 225 W. Washington, 9th Floor, Chicago, Illinois 60606.

(7)	The principal address of Kitty Hawk Acquisition Company is c/o Pegasus Aviation, Inc. at Four Embarcadero Center, Suite 3540, San Francisco, California 94111.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft and Engine Use Agreement

          In September 2002, we entered into an Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust.  As of March 17, 2003, the beneficiaries of the Kitty Hawk Collateral Liquidating Trust beneficially owned approximately 28,244,655 shares of our outstanding common stock and warrants to purchase 12,255,315 shares of our common stock, and John M. Malloy, a member of our board of directors, is a managing director of Everest Capital Limited, which is one of the beneficiaries of the Kitty Hawk Collateral Liquidating Trust.  This agreement expires on September 30, 2004.

          The Aircraft and Engine Use Agreement makes 12 Boeing 727-200 airframes and 33 aircraft engines available to us for operation by Kitty Hawk Aircargo.  The Aircraft and Engine Use Agreement requires us to pay for a minimum use of the airframes equivalent to an aggregate of 450 block hours per month.  The block hour rates for the airframes range from $350 to $400 per hour.  The Aircraft and Engine Use Agreement requires us to pay for a minimum use of the aircraft engines, subject to certain qualifications, equivalent to 1,350 block hours per month.  The block hour rates for the aircraft engines range from $66.67 to $83.33 per hour.  During 2002, the Kitty Hawk Collateral Liquidating Trust received a payment of $29.1 million under the plan of reorganization and $1.9 million under the Aircraft Engine and Use Agreement.  In 2002, we also paid the Kitty Hawk Collateral Liquidating Trust $5.0 million under a previous aircraft use arrangement and $0.7 million for lien releases related to prior period asset sales.

Aircraft Leases

          In October 2002, we entered into four operating leases for Boeing 727-200 freighter aircraft with affiliates of Pegasus Aviation with monthly lease rates ranging from $65,000 to $85,000.  As of March 17, 2003, an affiliate of Pegasus Aviation beneficially owned approximately 2,500,000 of our outstanding common stock.  These new leases replaced leases with Pegasus Aviation that were originally entered into during May 1999, September 1999 and November 1999.  Under these new leases, in addition to rental payments, we are also required to pay each month maintenance reserves with the amount determined based on flight hours or cycles of utilization during the previous month.  The new leases expire on May 8, 2004.

          Upon the expiration of the new leases, each aircraft must be returned to the lessor with the same number of available flight hours or cycles on the airframe, aircraft engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time we originally took delivery of each of the aircraft.  Each of the aircraft had just undergone a light or heavy C-check when we originally took delivery.  Under the new leases, instead of performing a light or heavy C-check on each of the airframes prior to returning them, we may instead pay the lessor $750,000 per airframe. Each $750,000 payment will be reduced by the amount of maintenance reserves paid to the lessor under the original leases and the new leases.  During 2002, we paid $3.8 million in lease and other payments to Pegasus Aviation or its affiliates.

Aircraft Purchases

          In June 2002, we entered into aircraft purchase agreements with affiliates of Pegasus Aviation to purchase two Boeing 727-200 freighter aircraft, which we had been operating prior to our bankruptcy filing under operating leases.

          We purchased one aircraft in October 2002 for $382,474 and executed a promissory note for that amount.  This promissory note bears interest at a fixed rate of 8.0% per annum and provides for monthly principal and interest payments of approximately $65,000. This promissory note matures on April 1, 2003 and is secured by a first priority aircraft chattel mortgage and security agreement.  During 2002, we paid $0.2 million in principal and interest on this note.  In 2002, we also paid an affiliate of Pegasus Aviation $326,205 for operation of this aircraft from May 2002 through September 2002, which amounts were credited toward the purchase price of the aircraft in October 2002.  In 2002, we also paid an affiliate of Pegasus Aviation $159,912 under a prior operating lease for this aircraft.

          We purchased the other aircraft in December 2002 for $256,673 and executed a promissory note for that amount.  The promissory note bears interest at a fixed rate of 8.0% per annum and provides for monthly principal and interest payments of approximately $65,000. The promissory note matures on April 1, 2003 and is secured by a first priority aircraft chattel mortgage and security agreement.  During 2002, we did not make any principal or interest payments on this note.  In 2002, we also paid an affiliate of Pegasus Aviation $521,928 for operation of this aircraft from May 2002 through December 2002, which amounts were credited toward the purchase price of the aircraft in December 2002.  In 2002, we also paid an affiliate of Pegasus Aviation $167,148 under a prior operating lease for this aircraft.

Registration Rights Agreement

          We entered into a registration rights agreement dated as of December 15, 2002, with Everest Capital Limited, Resurgence Asset Management L.L.C. and Stockton, LLC.  Under this agreement, we granted each of Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, the right to make one written demand on us on or after February 2, 2003 to file a registration statement under the Securities Act of 1933, or the Securities Act, covering some or all of the shares of common stock they received in connection with our plan of reorganization.  Our obligation to file a registration statement under the registration rights agreement is limited to offerings that will result in aggregate gross proceeds of at least $2.0 million, and we are not required to register these securities for sale as a “shelf-registration” under Rule 415 of the Securities Act.

          Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, may also require us to include their shares of common stock in a registration statement under the Securities Act filed to sell securities for ourselves or another holder of our securities.  If we file a registration statement in connection with a business combination or an employee benefit plan, we are not required to include the resale of their shares on the registration statement.

          We will bear virtually all of the expenses associated with registering the shares of common stock subject to the registration rights agreement.  Our obligations under the registration rights agreement will cease when the shares subject to the registration rights agreement have been sold pursuant to a registration statement or Rule 144 of the Securities Act or cease to be outstanding or subject to transfer restrictions.

Warrants

          In March 2003, we issued 28,244,655 shares of common stock and warrants to acquire 12,255,315 shares of common stock to certain holders of our former 9.95% Senior Secured Notes that are not citizens of the U.S. as defined in 49 U.S.C. § 40102(a)(15).  The warrants have an exercise price of $0.000001 per share, a term of 10 years and are exercisable only by a citizen of the U.S.

          As part of the distribution to the holders of our former 9.95% Senior Secured Notes, Everest Capital Limited and Resurgence Asset Management L.L.C., or affiliates of Everest Capital and Resurgence Asset Management, received warrants to acquire shares of our common stock.  As March 17, 2003, Everest Capital and Resurgence Asset Management beneficially owned more than 10% or our common stock and may be deemed our affiliates. See “Item. 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Severance Agreements

          Mr. Reeves.  In November 2002, Mr. Reeves resigned as our Chairman of the Board, President and Chief Executive Officer and entered into an approximately one-year salary continuation and consulting contract to provide consulting services to our Chief Executive Officer.  The agreement provides for Mr. Reeves to receive compensation of $300,000 and medical insurance coverage during the term of the agreement, and the agreement may be extended for an additional year by either party with consent from the other party.  During 2002, we paid $50,000 to Mr. Reeves under this agreement.  See “Item 11.  Executive Compensation” for other amounts paid to Mr. Reeves during 2002.

          Mr. Craig.  In November 2002, Mr. Craig resigned as our Vice President and General Counsel and entered into a severance agreement with us.  The agreement provides for Mr. Craig to receive a total of $112,500 paid in semi-monthly installments and medical insurance coverage for the six-month period between November 2002 and April 2003.  During 2002, we paid $37,500 to Mr. Craig under this agreement.   See “Item 11.  Executive Compensation” for other amounts paid to Mr. Craig during 2002.

ITEM 14.          CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

 Changes in Internal Controls.  We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

          The following financial statements are filed as a part of this report:

Page

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001

F-5

Consolidated Statements of Cash Flows for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001	F-6

Notes to Consolidated Financial Statements	F-7

     2. Financial Statement Schedules

          The following financial statement schedule is filed as part of this report:

Page

Schedule II. Allowances and Qualifying Accounts	F-26

          No other financial statement schedules are filed as part of this Annual Report on Form 10-K because the required information is included in the financial statements, including the notes thereto, or circumstances requiring the inclusion of such schedules are not present.

     3. Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit

2.1	—	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Company’s Form 8-K dated August 20, 2002, and is incorporated herein by reference).

2.2	—	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and is incorporated herein by reference).

2.3*	—	Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002

2.4	—	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and is incorporated herein by reference).

3.1	—	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and is incorporated herein by reference).

3.2	—

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated February 6, 2003 (Exhibit 3.2 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and is incorporated herein by reference).

3.3	—

Amended and Restated Bylaws of Kitty Hawk, Inc., dated August 30, 2002 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and is incorporated herein by reference).

4.1	—	Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and is incorporated herein by reference).

10.1*	—	Aircraft and Engine Use Agreement, dated September 3, 2002, by and between Kitty Hawk Aircargo, Inc. and the Kitty Hawk Collateral Liquidating Trust.

10.2*	—	Aircraft Operating Agreement, dated December 19, 2002 between Kitty Hawk Cargo, Inc. and Kitty Hawk Aircargo, Inc. and BAX Global Inc.

10.3*	—	Aircraft Security Agreement and Guaranty of Payment, dated November 2, 2002, by and between 1st Source Bank and Kitty Hawk Aircargo, Inc.

10.4*	—

Letter Agreement dated October 31, 2002, between KBK Financial, Inc. and Kitty Hawk, Inc., Kitty Hawk Cargo, Inc. and Kitty Hawk Aircargo, Inc. and Account Transfer and Purchase Agreement, dated August 2002, between KBK Financial, Inc. and Kitty Hawk, Inc., Kitty Hawk Cargo, Inc. and Kitty Hawk Aircargo, Inc.

10.5	—

Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s form 10-K dated March 31, 1999, and is incorporated herein by reference.)

10.6	—

Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference.)

10.7*	—	Registration Rights Agreement dated December 15, 2002, by and among Kitty Hawk, Inc., Everest Capital Limited, Resurgence Asset Management, L.L.C. and Stockton LLC.

10.8*†	—	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Jack Andrew “Drew” Keith.

10.9*†	—	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and J. Clark Stevens.

10.10*†	—	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Toby J. Skaar.

10.11*†	—	Salary Continuation and Consulting Agreement dated as of November 4, 2002, by and between Kitty Hawk, Inc. and Tilmon J. Reeves.

10.12*†	—	Salary Continuation and Severance Agreement dated as of November 4, 2002, by and between Kitty Hawk, Inc. and James R. Craig.

10.13†	—

Kitty Hawk, Inc. 401(k) Savings Plan (Exhibit 10.43 to Kitty Hawk, Inc.’s previously filed Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and is incorporated herein by reference.)

10.14*†	—	Memorandum of Understanding dated October 29, 2002, between Kitty Hawk, Inc. and Robert W. Zoller, Jr.

12.1*	—	Statement of Computation of Ratios.

21.1*	—	Subsidiaries of the Registrant.

99.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.
†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

          On October 1, 2002 we filed a Current Report on Form 8-K to report that our plan of reorganization became effective on September 30, 2002, and the effects of our plan of reorganization.

          On October 18, 2002, we filed a Current Report on Form 8-K to report the record date and entitlement distribution process for our 9.95% Senior Secured Notes and the process for distributing common stock.

          On November 8, 2002, we filed a Current Report on Form 8-K to report the resignations of our Chairman of the Board, Chief Executive Officer and President and our vice President and General Counsel and the selection of a new Chief Executive Officer and President and Chairman of the Board.

          On November 27, 2002, we filed an amendment to our Current Report on Form 8-K originally filed on October 1, 2002, to attach a copy of our audited consolidated balance sheet at September 30, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

KITTY HAWK, INC.

By:	/s/ ROBERT W. ZOLLER, JR.

Robert W. Zoller, Jr.
Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2003.

Name	Capacities

/s/ ROBERT W. ZOLLER, JR.	Chief Executive Officer, President and Director (principal executive officer)

Robert W. Zoller, Jr.

/s/ GERALD L. GITNER	Non-Executive Chairman of the Board of Directors and Director

Gerald L. Gitner

/s/ DREW KEITH	Chief Financial Officer (principal financial officer)

Drew Keith

/s/ JESSICA L. WILSON	Chief Accounting Officer (principal accounting officer)

Jessica L. Wilson

/s/ TAMIR HACKER	Director

Tamir Hacker

/s/ MYRON KAPLAN	Director

Myron Kaplan

/s/ JOHN M. MALLOY	Director

John M. Malloy

/s/ ROBERT A. PEISER	Director

Robert A. Peiser

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert W. Zoller, Jr., Chief Executive Officer and President of Kitty Hawk, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Kitty Hawk, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By:	/s/ ROBERT W. ZOLLER, JR.

Robert W. Zoller, Jr.
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Drew Keith, Chief Financial Officer of Kitty Hawk, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Kitty Hawk, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By:	/s/ DREW KEITH

Drew Keith
Chief Financial Officer

KITTY HAWK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001

F-5

Consolidated Statements of Cash Flows for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Allowances and Qualifying Accounts	F-26

Report of Independent Certified Public Accountants

Board of Directors
Kitty Hawk, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, effective September 30, 2002, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values.  Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Kitty Hawk, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the two years in the period ended December 31, 2001.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
March 20, 2003

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,353	$13,472
Restricted cash and short-term investments	593	2,796
Trade accounts receivable, net of allowance for doubtful accounts of $0.5 million and $3.2 million, respectively	11,460	38,006
Assets held for sale	1,862	—
Inventory and aircraft supplies	6,014	3,313
Deposits and prepaid expenses	1,698	5,410
Prepaid fuel	967	3,157
Other current assets, net	1,280	2,333

Total current assets	34,227	68,487
Property and equipment, net	12,153	19,364
Other assets, net	879	2,322
Assets of discontinued operations	—	81,433

Total assets	$47,259	$171,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable – trade	$2,339	$2,278
Accrued wages	2,628	1,250
Other accrued expenses	4,705	4,776
Accrued professional fees	251	621
Other taxes payable	1,646	724
Accrued maintenance reserves	7,810	7,745
Current maturities of long-term debt	2,640	1,916

Total current liabilities	22,019	19,310
Long-term debt	2,338	4,664
Lease return provisions	2,299	—
Other long-term liabilities	1,340	—
Liabilities of discontinued operations	—	2,168

Total liabilities not subject to compromise	27,996	26,142
Liabilities subject to compromise of continuing operations	—	410,095
Liabilities subject to compromise of discontinued operations	—	55,066
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 and $0.01 par value at December 31, 2002 and 2001, respectively: Authorized shares — 3,000,000 and 1,000,000 at December 31, 2002 and 2001, respectively; none issued	—	—
Common stock, $0.01 and $0.01 par value at December 31, 2002 and 2001, respectively: Authorized shares — 62,000,000 and 25,000,000 at December 31, 2002 and 2001, respectively; issued and outstanding– none and 17,132,566 at December 31, 2002 and 2001, respectively	—	172
Additional capital	16,600	134,658
Retained earnings (deficit)	2,663	(454,527)

Total stockholders’ equity (deficit)	19,263	(319,697)

Total liabilities and stockholders’ equity (deficit)	$47,259	$171,606

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Successor	Predecessor

	Three months ended December 31, 2002	Nine months ended September 30, 2002	Year ended December 31,

			2001	2000

Revenue:
Scheduled freight	$31,482	$84,797	$135,052	$170,255
Postal contracts	920	—	85,368	157,098
ACMI	1,822	1,424	25,998	39,283
Miscellaneous	252	1,106	1,071	197

Total revenue	34,476	87,327	247,489	366,833
Cost of revenue:
Flight expense	7,542	21,363	44,915	67,025
Transportation expense	2,361	6,480	44,322	51,982
Fuel expense	7,424	19,370	35,055	47,209
Maintenance expense	3,466	10,692	40,451	53,687
Freight handling expense	5,715	17,451	40,231	58,417
Depreciation and amortization	938	4,500	26,026	36,384
Asset impairment	—	—	86,316	14,812
Operating overhead expense	2,212	7,887	16,390	16,814

Total cost of revenue	29,658	87,743	333,706	346,330

Gross profit (loss)	4,818	(416)	(86,217)	20,503
General and administrative expense	2,140	5,924	11,819	23,181

Operating income (loss) from continuing operations	2,678	(6,340)	(98,036)	(2,678)
Other (income) expense:
Interest expense	154	2,133	7,051	12,751
Reorganization expenses	—	39,629	42,676	17,111
Income from contract settlement	—	(29,443)	—	—
Other, net	(139)	(1,119)	(14)	2,310

Income (loss) from continuing operations before income taxes	2,663	(17,540)	(147,749)	(34,850)
Income tax benefit	—	—	—	(11,661)

Income (loss) from continuing operations	2,663	(17,540)	(147,749)	(23,189)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(40,831)	(20,173)	(334,131)

Income (loss) before extraordinary item	2,663	(58,371)	(167,922)	(357,320)
Extraordinary item, net	—	378,068	—	—

Net income (loss)	$2,663	$319,697	$(167,922)	$(357,320)

Basic and diluted net income (loss) per share:
Continuing operations	$0.05	$(1.02)	$(8.62)	$(1.35)

Discontinued operations	—	$(2.39)	$(1.18)	$(19.51)

Extraordinary item, net	—	$22.07	$—	$—

Total basic and diluted net income (loss) per share	$0.05	$18.66	$(9.80)	$(20.86)

Weighted average common shares outstanding	49,999,970	17,132,566	17,132,566	17,128,575

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Capital	Retained Earnings (Deficit)	Total

Predecessor Company:
Balance at December 31, 1999	17,059,518	$171	$134,231	$70,715	$205,117
Shares issued in connection with Employee Stock Purchase Plan	72,472	1	423	—	424
Shares issued to Board of Directors	576	—	4	—	4
Net loss	—	—	—	(357,320)	(357,320)

Balance at December 31, 2000	17,132,566	172	134,658	(286,605)	(151,775)
Net loss	—	—	—	(167,922)	(167,922)

Balance at December 31, 2001	17,132,566	172	134,658	(454,527)	(319,697)
Net income	—	—	—	319,697	319,697
Elimination of prior equity	(17,132,566)	(172)	(134,658)	134,830	—

Balance at September 30, 2002	—	$—	$—	$—	$—

Successor Company:
Establish reorganization value at September 30, 2002	—	$—	$16,600	$—	$16,600
Net income	—	—	—	2,663	2,663

Balance at December 31, 2002	—	$—	$16,600	$2,663	$19,263

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor

	Three months ended December 31, 2002	Nine months ended September 30, 2002	Year ended December 31,

			2001	2000

Operating activities:
Net income (loss)	$2,663	$319,697	$(167,922)	$(357,320)
Add: Loss from discontinued operations	—	40,831	20,173	334,131

Income (loss) from continuing operations	2,663	360,528	(147,749)	(23,189)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,021	6,041	27,500	37,569
(Gain) loss on disposal of property and equipment	(75)	147	1,470	6,733
Gain of extinguishment of debt	—	(378,068)	—	—
Reorganization expense	—	39,629	30,847	17,211
Asset impairment	—	—	86,316	14,812
Deferred taxes	—	—	—	(30,230)
Provision for doubtful accounts	—	419	2,547	5,123
Changes in operating assets and liabilities:
Trade accounts receivable	2,697	25,658	38,806	(24,651)
Inventory and aircraft supplies	(255)	(259)	(120)	(3,261)
Prepaid expenses and other	1,252	3,303	2,973	(7,016)
Accounts payable and accrued expenses	(1,115)	1,512	(23,495)	34,014
Accrued maintenance reserves	283	(217)	5,449	2,305

Net cash provided by operating activities	6,471	58,693	24,544	29,420
Investing activities:
Proceeds from sale of assets	143	461	5,974	6,577
Redemption of (establish) restricted cash	290	827	(1,024)	(1,773)
Capital expenditures	(319)	(1,845)	(1,668)	(27,781)

Net cash provided by (used in) investing activities	114	(557)	3,282	(22,977)
Financing activities:
Proceeds from issuance of debt	55	—	—	—
Payments on liabilities subject to compromise	—	(67,366)	(43,088)	(9,645)
Issue common stock	—	—	—	427
Repayments of long-term debt	(897)	(2,261)	(2,646)	—

Net cash provided by (used in) financing activities	(842)	(69,627)	(45,734)	(9,218)

Cash provided by (used in) continuing operations	5,743	(11,491)	(17,908)	(2,775)
Cash provided by (used in) discontinued operations	—	2,629	17,263	1,928

Net increase (decrease) in cash and cash equivalents	5,743	(8,862)	(645)	(847)
Cash and cash equivalents at beginning of period	4,610	13,472	14,117	14,964

Cash and cash equivalents at end of period	10,353	4,610	13,472	$14,117
Less cash and cash equivalents of discontinued operations	—	—	—	—

Cash and cash equivalents of continued operations	$10,353	$4,610	$13,472	$14,117

Taxes Paid	$—	$10	$—	$115

Interest Paid	$154	$2,363	$7,404	$11,032

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Operations

          The Company provides air freight services utilizing its two operating subsidiaries: (i) an expedited scheduled freight network (Kitty Hawk Cargo) and (ii) an all-cargo Boeing 727-200 air freight carrier (Kitty Hawk Aircargo). The scheduled freight network provides an overnight, heavy weight freight service via a network of approximately 50 North American cities through its hub in Fort Wayne, Indiana utilizing the aircraft of the Company’s air freight carrier, third-party aircraft when needed, and third-party trucking services. In addition to the services provided to the Company’s expedited scheduled freight network, the air freight carrier provides ACMI services (supplying the aircraft, crew, maintenance and insurance for the customer) on short-term contracts. To a lesser degree, the Company’s air freight carrier provides ad hoc charter services which include the cost of fuel.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

          As of and for the three months ended December 31, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its wholly-owned subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo.  For periods prior to October 1, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its nine wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fresh Start Accounting

          The Company emerged from bankruptcy on September 30, 2002, at which time it adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“Fresh Start Accounting”).  As a result, all assets and liabilities were restated to reflect their respective fair values.  The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”).  (See Note 3)

Use of Estimates

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.–GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with original maturities of three months or less.

Restricted Cash and Short-Term Investments

          At December 31, 2002, restricted cash and short-term investments were approximately $593,000, consisting primarily of certificates of deposit that collateralize the Company’s corporate credit card program, a letter of credit for its Canadian customs bond and funds held in escrow as collateral for administrative tax claims. At December 31, 2001, restricted cash and short-term investments were approximately $2.8 million and consisted of $2.2 million of funds held from the sale of secured assets and $600,000 of deposits to collateralize the Company’s corporate credit card program.

Allowance for Doubtful Accounts and Concentration of Credit Risk

          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from customers in North America.

          The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution).  The Company also extends a minimal amount of open credit to customers that refuse to make financial disclosure, but have an extended history of timely payment and low levels of disputed invoices.  The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts is based on current market conditions and periodic evaluations of each customer’s credit worthiness.  Credit losses from continuing operations have consistently been within management’s expectations.

Assets Held for Sale

          Assets held for sale are comprised of Boeing 727 aircraft in freighter configuration, Pratt & Whitney JT8D–7B and –9A aircraft engines, excess rotable aircraft parts and aircraft supplies, an office building complex and excess freight handling equipment. These assets have been recorded at values approximating their current fair market value, less the estimated costs to dispose of the assets. These assets are not currently being used by the Company. The Company is actively marketing these assets.

Inventory and Aircraft Supplies

          Inventory and aircraft supplies consist of rotable aircraft parts, expendable parts and consumable supplies. These assets were valued at their approximate fair market value pursuant to the provisions of Fresh Start Accounting (see Note 3). As inventory is acquired and used in the operations, it is carried at the lower of average cost or market.

Property and Equipment

          The Company’s property and equipment was adjusted to its current fair market value pursuant to the provisions of Fresh Start Accounting (see Note 3) on September 30, 2002. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (taking into consideration for airframes and aircraft engines the next scheduled major maintenance event), with estimated residual values of up to $50,000 for Pratt & Whitney JT8D-15 aircraft engines, and up to $25,000 for Pratt & Whitney JT8D-7B and –9A aircraft engines.

          Estimated useful lives are as follows:

Airframes and engines	1 – 4 years
Machinery and equipment	3 – 7 years
Buildings and leasehold improvements	5 – 15 years

          Expenditures for additions, improvements, aircraft modifications and heavy C-check maintenance costs are capitalized. Routine maintenance and repairs are expensed when incurred. Costs of periodic airframe maintenance (light C-checks) and engine heavy shop visits are accrued based on the actual hours flown, except as set forth below. For Company owned aircraft and engines, maintenance reserves are accrued for the assets where management has determined that light C-checks and engine heavy shop visits will be performed given the economic viability of the asset. For airframes and engines that are leased from third parties, maintenance reserves are accrued for the difference between the estimated cost of the maintenance event less the monthly maintenance reserve payments made to the lessor (See Note 10).

Accounting for Impairment of Long-Lived Assets

          The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Income Taxes

          The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income tax assets and liabilities are calculated based on the difference between the financial statement and tax basis of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. (See Note 9).

Balance Sheet Financial Instruments:  Fair Values

          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long term debt approximates carrying value as the interest rates charged on such debt approximates current market rates.

          The settlement of pre-petition liabilities was determined in a court-approved plan of reorganization (see Note 3).  In September 2002, the Company’s plan of reorganization became effective, resulting in the settlement of these liabilities at less than 100% of face value.  No adjustment to these liabilities was made in the December 31, 2001 consolidated financial statements as the plan of reorganization had yet to be approved.

Revenue Recognition

          Scheduled freight revenue, net of discounts offered, is recognized upon completion of delivery.  Postal, ACMI and charter revenue is recognized when the service is completed.

Earnings Per Share

          Predecessor:  Basic earnings per share, for the periods presented in these financial statements prior to October 1, 2002, are based upon the weighted average number of common shares outstanding during each period.  There were no dilutive shares outstanding during the periods presented.  All predecessor shares were cancelled in conjunction with the Company’s emergence from bankruptcy (See Note 3).

          Successor:  Pursuant to the Plan of Reorganization (See Note 3), in March 2003, the Company issued common shares and warrants to purchase common shares to its former creditors.  Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating earnings per share. These shares are deemed to be outstanding as of October 1, 2002.  The Company has no dilutive securities.

Stock Options

          In conjunction with the Company’s bankruptcy proceedings, all of the Company’s stock-based compensation plans were cancelled.  No options were granted or exercised under any plan during the bankruptcy period.  Therefore, disclosure of the cancelled plans or any proforma information required by U.S.-GAAP is not presented.

New Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business).  A component of an entity constitutes operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  SFAS 144 was effective for the Company beginning January 1, 2002, with earlier applications encouraged.  The Company adopted SFAS 144 for all periods presented.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”  (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.        Bankruptcy Proceedings and Fresh Start Accounting

          On or about May 1, 2000 (the “Petition Date”), Kitty Hawk, Inc. and all nine of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). These proceedings were jointly administered under case No. 400-42141-BJH-11.

          On August 5, 2002, the Bankruptcy Court entered an order dated August 5, 2002 (the “Confirmation Order”) confirming the Debtors’ Final Joint Plan of Reorganization dated August 2, 2002, with certain modifications (as so modified, the “Plan of Reorganization”).  On September 30, 2002, the Plan of Reorganization became effective (the “Effective Date”).

          Kitty Hawk, Inc. and its two wholly-owned subsidiaries, Kitty Hawk Cargo, Inc. (hereafter “Cargo”) and Kitty Hawk Aircargo, Inc. (hereafter “Aircargo”), emerged from bankruptcy on the Effective Date. Prior to the Effective Date, the seven other subsidiaries of Kitty Hawk, Inc. that filed for bankruptcy were merged with and consolidated into Kitty Hawk, Inc. pursuant to the Plan of Reorganization. As a result, Kitty Hawk, Inc., Cargo and Aircargo are the surviving corporate entities pursuant to the Plan of Reorganization.

          Kitty Hawk, Inc. is a holding company and does not have any independent operations. Cargo operates an expedited scheduled freight network through its hub in Fort Wayne, Indiana. Aircargo is a FAR Part 121 certificated air carrier and operates a fleet of Boeing 727-200 freighter aircraft for Cargo and third-party customers.

          Pursuant to the Plan of Reorganization, all of Kitty Hawk, Inc.’s previously issued common stock and 9.95% Senior Secured Notes due 2004 (the “Senior Notes”) were cancelled as of the Effective Date. Holders of Kitty Hawk, Inc.’s previously issued common stock received no consideration in connection with the cancellation of their shares of common stock.

          On or about the Effective Date, in addition to payment of certain administrative claims arising from the Company’s bankruptcy proceedings, the Company delivered $29.1 million to HSBC Bank USA, as successor Trustee and Collateral Trustee (the “Trustee”), for the benefit of the owners of its Senior Notes.  The Plan of Reorganization provides for the Company’s former general unsecured trade creditors to receive only New Stock in exchange for their claims. In addition, the Plan of Reorganization provides for Aircargo to purchase two aircraft and related engines from affiliates of Pegasus Aviation, Inc. (“Pegasus”) and to continue to lease four aircraft and related engines from affiliates of Pegasus under modified operating leases as a settlement of claims (see Note 8).

          On December 23, 2002, the Company filed a motion with the Bankruptcy Court requesting an order modifying the Plan of Reorganization to allow the Company to:

•	amend its Second Amended and Restated Certificate of Incorporation to reduce the par value of its common stock (the “New Stock”) from $0.01 per share to $0.000001 per share;

•

modify our plan of reorganization to provide that the non-U.S. citizen holders of our former 9.95% Senior Secured Notes would share ratably in a distribution of 21.5% of our common stock and, to the extent the non-U.S. citizen holders are entitled to more than 21.5% of the common stock to be issued under our plan of reorganization, the non-U.S. citizen holders would receive warrants to purchase the remaining shares of our common stock that they would have otherwise been entitled to receive if they were U.S. citizens; and

•	issue warrants under the Bankruptcy Code that would be exempt from federal, state or local laws requiring registration of the warrants or New Stock to be issued upon exercise of the warrants.

          On January 29, 2003, the Bankruptcy Court granted the Company’s motion and entered an order on January 31, 2003 modifying the Plan of Reorganization in the manner described above.

          As of December 31, 2002, the Company had completed most of the significant cash payments required by the Plan of Reorganization to be made at or near the Effective Date, other than (i) certain priority claim payments due to employees of a former subsidiary of the Company in the amount of approximately $1.8 million, (ii) payments to bankruptcy-related professionals in connection with the final fee applications filed with the Bankruptcy Court in the amount of approximately $304,000, and (iii) payments to other administrative and priority claimants, the amount of whose claims is disputed and has not yet been resolved by the Bankruptcy Court.

          Because none of the New Stock was issued as of December 31, 2002, the consolidated financial statements at December 31, 2002 reflect no common stock as being issued or outstanding.  In March 2003, in return for debt forgiveness, settlements and other compromises, the Company issued New Stock and warrants to acquire New Stock to the Company’s former creditors in the following amounts:

Creditor	Shares of New Stock Issued	Shares of New Stock Represented by Warrants

Holders of the Company’s former Senior Notes	28,244,655	12,255,315
Trusts for the benefit of the Company’s former general unsecured trade creditors	7,000,000	—
An affiliate of Pegasus Aviation, Inc.	2,500,000	—

Total	37,744,655	12,255,315

          The warrants have an exercise price of $0.000001 per share, a term of 10 years and are exercisable only by a citizen of the U.S. as defined in 49 U.S.C. § 40102(a)(15).  The 7,000,000 shares of New Stock to be issued to the Company’s former general unsecured trade creditors were issued initially to two trusts.  These trusts will hold the shares for the benefit of the Company’s former general unsecured trade creditors and will distribute the shares once all claims are allowed or dismissed.

          As of December 31, 2001, the Company had several outstanding obligations that were related to liabilities which existed at May 1, 2000. These included a $313 million note payable to the Noteholders, $35.9 million outstanding on a revolving line of credit facility with Wells Fargo Bank and $2.9 million outstanding on a term loan with Wells Fargo Bank related to the acquisition of 16 Boeing 727 aircraft. In connection with the Plan of Reorganization, the obligation to the Noteholders will be partially satisfied by the issuance of New Stock and warrants to acquire shares of New Stock.  The amounts due to Wells Fargo Bank were paid in full by September 30, 2002 in accordance with the Plan of Reorganization with proceeds generated from the sale of assets and the operations of the Company’s continuing and discontinued operations.

          Under Fresh Start Accounting, the Company recorded certain adjustments to its assets, liabilities and stockholders’ equity because (i) the fair market value of the Company’s assets after the Effective Date were less than the total of the post-petition liabilities and allowed claims which will be converted to New Stock and (ii) the holders of the Company’s pre-Effective Date voting stock did not receive 50% or more of the voting stock in reorganized Kitty Hawk under the Plan of Reorganization. Under Fresh Start Accounting, all of the assets and liabilities of the Company were adjusted to their estimated fair market value on the Effective Date. Fair market values were determined through a combination of third-party appraisals, internal sources and transactions related to the Company’s assets which have occurred within the last twelve months.

          In connection with the reorganization of the Company, the Company engaged financial advisors to determine the estimated reorganization equity value of reorganized Kitty Hawk. The financial advisors based their valuation on two customary methods: the discounted cash flow method using the Company’s projected operating results and a comparable company analysis method. The results of their valuation determined that the fair market value of reorganized Kitty Hawk ranged between $12.9 million and $16.6 million.

          The fair market value of the Company’s net assets exceeded the estimated reorganization equity value by $2.9 million.  As a result, we further reduced the value of property and equipment and certain other assets on a proportionate basis.  The following table illustrates the result of the Fresh Start Accounting adjustments:

	Fresh Start Accounting Adjustments (in thousands)

	Pre-Emergence September 30, 2002 (unaudited)	Extinguishment of Debt		Effective Date Payments and Adjustments		Fresh Start Accounting Adjustments		Reorganized Balance Sheet of September 30, 2002

Current assets
Cash and cash equivalents	$36,083	$—		$(31,473	)(a)	$—		$4,610
Restricted cash and short-term investments	1,969	—		—		—		1,969
Trade accounts receivable, net	14,403	—		—		—		14,403
Assets held for sale	5,160	—		—		(3,283	)(c)	1,877
Inventory and aircraft supplies	2,577	—		—		3,182	(c)	5,759
Prepaid expenses	3,680	—		—		—		3,680
Other current assets, net	1,704	—		—		(668	)(c)	1,036

Total current assets	65,576	—		(31,473)		(769)		33,334
Property and equipment, net	13,001	—		—		(81	)(c)	12,920
Other assets, net	3,918	—		—		(2,818	)(c)	1,100

Total assets	$82,495	$—		$(31,473)		$(3,668)		$47,354

Current liabilities
Accounts payable – trade	$2,100	—		$—		$—		$2,100
Accrued wages	2,635	—		—		—		2,635
Other accrued expenses	6,548	—		—		917	(c)	7,465
Accrued professional fees	1,183	—		—		—		1,183
Other taxes payable	459	—		—		—		459
Accrued maintenance reserves	8,305	—		—		(777	)(c)	7,528
Current maturities of long-term debt	2,937	—		—		—		2,937

Total current liabilities	24,167	—		—		140		24,307
Long-term debt	2,882	—		—		—		2,882
Liabilities subject to compromise	426,141	(394,668	)(e)	(31,473	)(a)	—		—
Lease return provisions	2,299	—		—		—		2,299
Other long-term liabilities	1,851	—		—		(585	)(c)	1,266
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—		—		—		—
Common stock	171	—		—		(171	)(b)	—
Additional capital	134,657	16,600	)(e)	—		(134,657	)(b)	16,600
Retained deficit	(509,673)	378,068	)(e)	—		131,605	(c, d)	—

Total stockholders’ equity (deficit)	(374,845)	394,668		—		(3,223)		16,600

Total liabilities and stockholders’ equity	$82,495	$—		$(31,473)		$(3,668)		$47,354

(a)	Payments made on September 30, 2002 in accordance with the Plan of Reorganization.
(b)	All shares of common stock which were outstanding as of September 30, 2002 were cancelled in accordance with the Plan of Reorganization.
(c)	These assets and liabilities were adjusted to their fair market value as of September 30, 2002.
(d)	The retained deficit was eliminated due to the adoption of Fresh Start Accounting.
(e)	Gain of extinguishment of debt is calculated as follows (amounts in thousands):

Liabilities subject to compromise	$394,668
Less reorganization value	16,600

Gain of extinguishment of debt	$378,068

4.        Liabilities Subject to Compromise and Reorganization Expense

          As part of fresh start accounting, liabilities subject to compromise for continuing and discontinued operations in the amount of $394.7 million were exchanged for the right to receive new common stock as part of the discharge of debt in the bankruptcy.  These liabilities are identified below: (amounts in thousands)

	September 30, 2002	December 31, 2001

Trade accounts payable and accrued expenses	$98,799	$77,682
Senior notes, including accrued interest	277,251	328,505
Other long-term debt	18,618	58,974

Total	$394,668	$465,161

          In accordance with SOP 90-7, the Predecessor Company recorded all expenses incurred as a result of the Chapter 11 Cases as reorganization items.  The table below summarizes these items:

	Nine Months ended September 30, 2002	Year Ended December 31,

		2001	2000

	(in thousands)
Professional fees	$5,001	$11,812	$9,102
Return of lienholder aircraft, net	—	25,259	—
Return of leased aircraft, net	—	5,605	7,909
Bankruptcy settlement expenses	34,628	—	100

Total	$39,629	$42,676	$17,111

5.        Discontinued Operations

          During the three years ended December 31, 2002, the Company has undergone a significant number of changes in its operations as it entered and prepared to exit from its Chapter 11 Bankruptcy proceedings. In accordance with SFAS 144, the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body air freight carrier, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for all periods presented.

          On May 1, 2000, the Company ceased operations of its wide-body air freight carrier and the non-continental U.S. operations of its expedited scheduled freight network. The property and equipment and other assets (inventory and aircraft supplies, airline operating certificates, etc.) related to these operations were taken out of service and either sold in a series of auctions, sold in individual transactions, or title was relinquished to parties with a secured interest in the assets.

          In December 2001, the Company sold the property and equipment, inventory and aircraft supplies and airline operating certificate of its air logistics service provider and its related small aircraft maintenance operation for $8 million cash and a $500,000 note receivable.

          Any assets of the discontinued operations which were not sold or otherwise disposed of became property of the parent company when the entities merged into Kitty Hawk, Inc. prior to the Effective Date and are included in the December 31, 2002 balance sheet as continuing operations. These assets are comprised mainly of accounts receivable, various deposits and an office building complex in Michigan and are not revenue producing. Any residual liabilities associated with these operations were treated in accordance with the Company’s Plan of Reorganization.

          In 2000 and 2001, the Company recognized an asset impairment charge related to the aircraft of the wide-body operations.  These assets were taken out of service on May 1, 2000 and efforts to dispose of these assets generated significantly less cash than their net book value.  The assets were written down to management’s best estimate of the then fair market value.

          A summary of the Company’s discontinued operations is as follows:

	Predecessor

	Nine months ended September 30, 2002	Year ended December 31,

		2001	2000

	(in thousands)
Revenue	$949	$19,535	$100,907
Operating expenses	686	21,190	147,726
Asset impairment	32,683	9,100	343,631
Interest expense	—	—	10,671
Other expense	8,411	3,919	27,183
Loss on asset disposal	—	5,499	—

Loss before taxes	(40,831)	(20,173)	(428,304)
Income tax benefit	—	—	(94,173)

Loss from discontinued operations	$(40,831)	$(20,173)	$(334,131)

          A summary of assets and liabilities related to the discontinued operations were as follows:

December 31, 2001

(in thousands)
Assets of discontinued operations:
Restricted cash	$17,142
Accounts receivable, net	2,342
Property and equipment, net	59,132
Other	2,817

$81,433

Liabilities of discontinued operations:
Liabilities not subject to compromise	$2,168
Liabilities subject to compromise	55,066

$57,234

6.        Property and Equipment

          Property and equipment owned by the Company consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Airframes and engines	$8,372	$54,605
Machinery and equipment	1,608	8,517
Buildings and leasehold improvements	1,906	3,664
Software	251	1,550
Other	1,037	6,133

Total property and equipment	13,174	74,469
Less: Accumulated depreciation	(1,021)	(55,105)

Net property and equipment	$12,153	$19,364

7.        Asset Impairment

          The Company recorded impairment charges for continuing operations of $86.3 million and $14.8 million for the years ended December 31, 2001 and 2000, respectively. Throughout the bankruptcy proceedings, the Company encountered several triggering events which dictated that the Company review its long-lived assets for impairment. In 2000, the Company determined that a write-down was needed on its Douglas DC-9 freighter aircraft which operated mainly in ad hoc charter service. The Company determined that its air freight carrier would cease to operate this fleet type and upon reviewing then current market values for this aircraft type, a write-down of the carrying value was needed. Additionally, three Boeing 727-200 freighter aircraft were identified to no longer be economically viable to maintain once they reached the next scheduled maintenance event; therefore, the carrying value of these aircraft was reduced to the estimated market value.

          In January 2001, the Company received notification that the U.S. Postal Service would be canceling its existing contract with the Company as it entered into a long-term contract with a package delivery company to provide a similar service (See Note 11). The Company flew Boeing 727-200 freighter aircraft for its U.S. Postal Service contracts and the contract cancellation, coupled with the general downturn in the U.S. economy, caused the Company to review this fleet type and its supporting inventory for impairment. This review dictated that a write-down of the aircraft and inventory was needed based on then current market values.

8.        Long-Term Debt, Aircraft Purchase Agreements and Other Financing Arrangements

          Long-term debt, aircraft purchase agreements and other financing arrangements consisted of the following:

	December 31,

	2002	2001

	(in thousands)
1st Source Bank aircraft acquisition loan	$4,431	$6,580
Aircraft purchase agreements	513	—
Other	34	—

Total debt	4,978	6,580
Less current portion	2,640	1,916

Total long-term debt	$2,338	$4,664

          Pursuant to agreements reached with 1st Source Bank (“1st Source”) in November 2000 in settlement of lease obligations arising prior to the Company’s bankruptcy filing, Aircargo owed 1st Source $4.4 million as of December 31, 2002, pursuant to a promissory note and a security agreement (collectively, the “1st Source Note”). The 1st Source Note is guaranteed by Kitty Hawk, Inc. and is secured by two Boeing 727-200 freighter aircraft, including five Pratt & Whitney JT8D-7B engines (collectively, the “1st Source Collateral”). As of December 31, 2002, the 1st Source Collateral had a carrying value of $309,000. The 1st Source Note bears interest at a fixed rate of 8.9% per annum, provides for monthly principal and interest payments of $202,000, will fully amortize the debt obligation over its life, and matures in February 2005.

          The 1st Source Note requires that Aircargo maintain the 1st Source Collateral and keep it airworthy. There are no minimum collateral value or financial covenant requirements in the 1st Source Note.

          In connection with the terms of the Plan of Reorganization, on June 30, 2002, Aircargo entered into Aircraft Purchase Agreements with affiliates of Pegasus to purchase two Boeing 727-200 aircraft in freighter configuration, which Aircargo was leasing under capital lease arrangements at the time. The purchase obligations were contingent upon the Company successfully exiting bankruptcy. Pursuant to the Aircraft Purchase Agreements, Aircargo would purchase each aircraft for an amount equal to $750,000, minus the monthly lease payments made since May 1, 2002 on each aircraft under the capital leases. Aircargo purchased one Boeing 727 on October 1, 2002, and executed a promissory note with a principal sum of $382,474 bearing interest at a fixed rate of 8.0% per annum and providing for monthly principal and interest payments of approximately $65,000. The promissory note matures on April 1, 2003. The promissory note is secured by a First Priority Aircraft Chattel Mortgage and Security Agreement covering the aircraft. Aircargo consummated the purchase of the second Boeing 727 on December 17, 2002, and executed a promissory note with a principal sum of $256,673 bearing interest at a fixed rate of 8.0% per annum and providing for monthly principal and interest payments of approximately $65,000, which is equal to the monthly lease payment. The promissory note matures on April 1, 2003 and is secured by a

First Priority Aircraft Chattel Mortgage and Security Agreement covering the aircraft. As of December 31, 2002, the carrying value of these aircraft was approximately $1.8 million.

          In support of the Company’s Plan of Reorganization, on July 3, 2002, the Company signed a commitment letter with KBK Financial, Inc. (“KBK”).  The commitment letter provided for a $5.0 million receivables purchase facility (the “Facility”), with the ability to be increased to a $10.0 million facility if KBK is successful in obtaining a qualified participant. KBK’s obligation is limited to a maximum of $5.0 million. The commitment originally expired September 1, 2002; however, prior to September 30, 2002, the commitment was extended through October 31, 2002. The Facility is currently limited to $5.0 million as KBK has not yet obtained a participant. On October 31, 2002, the agreements pursuant to the commitment letter with KBK became effective.

          The Facility advances funds to the Company at a rate of 85% of the invoice amount upon KBK’s purchase of the Company’s current invoices offered for sale to KBK. Any invoices of the Company are available for sale to KBK under the Facility. Invoices may be offered on a daily basis, and the number of invoices offered is not limited. KBK can accept or reject offered invoices and is not obligated to purchase any invoices. KBK exercises control over the Company’s incoming lockbox receipts in order to ensure that the cash received on its purchased invoices is collected. KBK also has liens on the Company’s inventory, equipment (excluding airframes and engines), accounts, accounts and contract rights, contracts, drafts, acceptances, documents, instruments, chattel paper, deposit accounts and general intangibles, to secure any unpaid obligations of the Company.

          The Facility’s pricing incorporates both fixed discount and variable rate pricing components. The fixed discount is 0.6% of the invoice amount and is payable at the time of funding. The variable rate is KBK’s base rate, plus 2.00% per annum and is payable based on the number of days from the sale of the invoice to KBK through and including the third business day after the invoice is collected. At no time will the variable rate be less than 6.75%.

          The Facility can be terminated by either party with thirty days’ prior written notice. There is a penalty of 2.0% of the Facility if the Facility is terminated by the Company prior to October 31, 2003. The penalty is reduced to 1.0% if the Company terminates the Facility prior to October 31, 2004. There is no penalty if the Facility is terminated by the Company after October 31, 2004. The penalty is eliminated if KBK is unable to secure a participant with an additional commitment of at least $2.0 million by April 30, 2003.

          The Facility has no financial covenants tied to the Company’s operating performance.  As of December 31, 2002, the Company had no amounts outstanding under this facility.

          Maturities of long-term debt were as follows:

Year	December 31, 2002

(in thousands)
2003	$2,640
2004	2,288
2005	50

Total	$4,978

9.        Income Taxes

          The Company is currently under IRS audit for the 1996, 1997 and 1998 tax years. Adjustments have been proposed to the 1997 and 1998 tax years relating to the capitalization of airframe repairs and the carryback of the Company’s 1998 net operating loss (“NOL”) to the 1997 tax year. A revenue agent report of adjustments has been issued and a protest of these adjustments has been submitted by the Company with the matter currently before IRS Regional Appeals. The Company believes that the issues will be resolved in a manner consistent with the tax positions it took on its tax returns. Additionally, if an adjustment is required, the Company believes that recent legislation increasing the NOL carryback to five years, would offset any adjustment that the IRS may ultimately require. As a result, the Company does not expect any material impact from this IRS audit.

          The provision for income taxes for continuing operations consists of the following:

	Successor	Predecessor

	Three months ended December 31, 2002	Nine months ended September 30, 2002	Year ended December 31,

			2001	2000

	(in thousands)		(in thousands)
Current income tax provision (benefit)	$—	$—	$—	$—

Deferred income tax:
Federal	851	(11,351)	(47,913)	(2,661)
State	161	5,089	(5,550)	(9,000)

Total deferred income tax	1,012	(6,262)	(53,463)	(11,661)
Change in valuation allowance	(1,012)	6,262	53,463	—

Total income tax benefit	$—	$—	$—	$(11,661)

          The differences between the provision for income taxes for continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Successor	Predecessor

	Three months ended December 31, 2002	Nine months ended September 30, 2002	Year ended December 31,

			2001	2000

	(in thousands)		(in thousands)
Federal income tax (benefit) at statutory rate	$905	$(5,964)	$(50,234)	$(11,849)
State income taxes, net of federal benefit	63	(417)	(3,516)	(829)
Non-deductible expenses, principally meals	44	119	287	1,017
Change in valuation allowance for U.S. federal and state taxes	(1,012)	6,262	53,463	—

Total	$—	$—	$—	$(11,661)

          Deferred tax assets were as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Maintenance reserves	$2,633	$2,633
Accounts receivable	1,896	5,081
Property and equipment	7,546	8,886
Net operating loss carryforward	—	108,022
Other	261	1,429

Gross deferred tax asset	12,336	126,051

Deferred tax liabilities:
Accrued expenses	838	216
Other	287	—

Gross deferred tax liabilities	1,125	216

Valuation allowance	(11,211)	(125,835)

Net deferred tax asset	$—	$—

          The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods. As a result of the Company incurring significant operating losses, there can be no assurance of profitability.

10.        Aircraft Commitments

          In connection with the terms of the Company’s Plan of Reorganization, on October 1, 2002, Aircargo entered into four operating leases (the “New Leases”) for Boeing 727-200 aircraft in freighter configuration with affiliates of Pegasus with monthly rental rates ranging from $65,000 to $85,000. The New Leases replaced leases with Pegasus that were originally entered into during May 1999, September 1999 and November 1999 (the “Original Leases”). Under the New Leases, in addition to rental payments, Aircargo is also required to pay each month maintenance reserves on the airframes, engines, landing gear and auxiliary power units, with the amount determined based on flight hours or cycles of utilization during the immediately preceding month. Each of the New Leases expires in May 2004.

          Upon the expiration of the New Leases, each aircraft must be returned to the lessor with the same number of available flight hours or cycles on the airframe, engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time Aircargo originally took delivery of each of the aircraft. When Aircargo originally took delivery, each of the aircraft had just undergone a light or heavy “C” check maintenance event. Under the New Leases, in lieu of performing a light or heavy “C” check on each of the aircraft prior to returning them to the lessor, Aircargo may instead pay the lessor $750,000 per airframe. The $750,000 will be reduced by the amount of airframe reserves paid to the lessor under the Original Leases and the New Leases.

          Pursuant to a December 2000 agreement reached with Wren Equipment Finance Limited (hereafter “Wren”), Aircargo operates a Boeing 727-200 aircraft in freighter configuration and three engines (the “Wren Aircraft”) under an operating lease from an affiliate of Wren (the “Wren Lease”). This lease expires in December 2003.

          The Wren Lease provides for monthly lease payments of $115,000, as well as monthly cash payments for future maintenance events for the airframe and each engine based upon actual flight hours during the previous month. The Company has determined that the amount of the monthly lease payment under the Wren Lease is now above market rates. The Company has accrued a liability in connection with Fresh Start Accounting of $720,500 which represents the estimate of excess future lease payments over market.

          The Wren Lease provides for certain conditions related to the return of the airframe and engines. The Company has recorded a reserve of the estimated costs to meet the return conditions of the Wren Lease less the amounts paid to the lessor over the life of the lease.

          On September 30, 2002, in connection with the terms of the Company’s Plan of Reorganization, Aircargo entered into an Aircraft and Engine Use Agreement (the “Trust Agreement”) with the Kitty Hawk Collateral Liquidating Trust (the “Trust”). The Trust Agreement expires September 30, 2004. The Trust owns certain aircraft and engines that were previously owned by the Company and were pledged to secure repayment of the Senior Notes. Pursuant to an agreed court order, the Trustee for the Senior Notes repossessed the pledged aircraft and related engines in October 2001, although the aircraft and engines have remained on Aircargo’s FAR Part 121 operating certificate. Despite the repossession, Aircargo has continued to operate the aircraft and engines under a bankruptcy court approved aircraft use arrangement and there has been no interruption to the Company’s operations. Aircargo now operates the aircraft and engines under the Trust Agreement.

          The Trust Agreement makes twelve Boeing 727-200 aircraft in freighter configuration and thirty-three engines (collectively the “Trust Aircraft”) available to Aircargo for operation on Aircargo’s FAR Part 121 operating certificate. The Trust Agreement provides for Aircargo to pay for a minimum use of the Trust Aircraft equivalent to an aggregate of 450 block hours per month. The Company does not foresee an instance in which the Company would pay minimum block hour usage above what is actually utilized because the monthly minimum use requirements and payment obligation may be reduced if certain of the Trust Aircraft are unavailable for use. Currently, ten of the twelve Trust Aircraft are available for use by Aircargo and are airworthy. Two of the Trust Aircraft are not available for use by Aircargo as a result of the settlement agreement Aircargo reached with the United States Postal Service (the “U.S. Postal Service”) (SeeNote 11). The unavailability of these two aircraft does not affect the minimum use requirements or payment obligation.

          The Trust Agreement requires that Aircargo provide line and routine maintenance and maintain adequate insurance on the Trust Aircraft. In the event new regulations are introduced that require new equipment be installed, modifications be made, or additional maintenance be performed on the Trust Aircraft, Aircargo’s obligation to perform the required maintenance is limited to a maximum of $50,000 per airframe or engine. The Trust is responsible for the cost of any heavy airframe maintenance and engine heavy shop visit, but may choose not to complete such maintenance or overhaul work, thereby taking the airframe or engine out of service. Therefore, over time, fewer Trust Aircraft may be available for use by Aircargo.

          The minimum future rental costs for the Company’s airframes and engines were as follows:

Year	December 31, 2002

(in thousands)
2003	$8,225
2004	3,670

Total	$11,895

11.        Non-Aircraft Commitments and Contingencies

          In June 1999, the Company moved the hub for its scheduled freight operations from Terre Haute, Indiana to Fort Wayne, Indiana and entered into a twenty-five year operating lease for a 239,000 square foot facility with a monthly lease rate of $168,775. As part of the Company’s bankruptcy proceedings, the lease agreement was modified to allow the deferral of (i) the full monthly lease rate for 6 months beginning January 1, 2002 and (ii) 50% of the monthly lease rate for one year beginning July 1, 2002. The deferred rent would then be repaid over a 48 month period beginning July 5, 2003 and bear interest at 5% per annum from July 5, 2003. As of December 31, 2002, the Company has recorded $1.3 million for future repayment of the deferred rent. Also in June 1999, the Company entered into a twenty-five year ground lease with the Fort Wayne-Allen County Airport Authority to lease ramp space with a monthly lease rate of

$14,700, which is subject to annual adjustments based on adjustments in the U.S. Consumer Price Index. There were no rent concessions associated with this lease.

          The Company also leases office buildings, airport aprons, cargo storage and related facilities under noncancelable operating leases which expire on various dates through December 2007. In addition, the Company periodically leases other facilities and equipment under month-to-month lease agreements.

          The minimum rental costs for the Company’s facilities and equipment (excluding airframes and engines) were as follows:

Year	December 31, 2002

(in thousands)
2003	$2,519
2004	3,128
2005	3,163
2006	3,199
2007	2,824
Thereafter	27,521

Total	$42,354

          Directives and Service Bulletins (“Directives”) issued by the Federal Aviation Administration, or FAA, including those issued under the FAA’s “Aging Aircraft” program, are issued on an ad hoc basis and may cause the Company’s owned or leased aircraft and engines to be subject to extensive examinations and/or structural inspections and modifications to address problems of corrosion and structural fatigue, among other things. Directives applicable to the Company’s fleet can be issued at any time and the cost of complying with such Directives cannot currently be estimated, but could be substantial.

          In August 1999, Aircargo entered into Contract Number W-Net-99-01 (hereafter “the W-Net Contract”) with the U.S. Postal Service , which had a term of six years. The W-Net Contract required the Company to provide ACMI, ground-handling, mail sorting and related services in a hub and spoke system for the western continental United States through a hub at a de-commissioned U.S. Air Force base in Sacramento, California. The Company began operations under the W-Net Contract on August 28, 1999. The type and amount of operations required by the W-Net Contract caused the Company to enter into a number of aircraft leases and obtain equipment in order to provide the W-Net Contract services and continue to meet the Company’s other operational and contractual requirements.  A number of Company owned aircraft and engines were designated in the contract as available to provide the required W-Net Contract services.  The W-Net Contract was amended a number of times over its life.

          In January 2001, the U.S. Postal Service  announced that it had reached an agreement with a package delivery company as a “sole source provider” to provide the U.S. Postal Service with airlift for its Express and Priority Mail products, as well as general mail carrying capabilities. The U.S. Postal Service  subsequently elected to terminate the W-Net Contract for convenience effective August 27, 2001. The W-Net Contract contained a “Termination for Convenience” clause that provided for a method of establishing the obligations of the U.S. Postal Service to the Company in the event the U.S. Postal Service unilaterally elected to terminate the contract without cause prior to the W-Net Contract’s scheduled expiration date. The Company prepared detailed estimates based upon the Termination for Convenience clause and submitted those to the U.S. Postal Service subsequent to the termination of operations under the W-Net Contract. The Company and the U.S. Postal Service entered into a negotiated settlement (the “T for C Settlement”) on January 29, 2002 that, among other things, (i) settled all claims of the Company against the U.S. Postal Service and all obligations of the U.S. Postal Service  to the Company arising from the Termination for Convenience of the W-Net Contract and (ii) provided for the U.S. Postal Service to pay the Company an aggregate of $30.9 million, which has been received by the Company resulting in other income of $29.4 million.

          The T for C Settlement contains conditions that affect the Company’s future operations relative to some assets the Company owns or could operate under the Trust Agreement.  A significant component of the T for C Settlement was the aircraft and engine book values that would have been amortized over the remaining four years of the W-Net Contract had the U.S. Postal Service not elected to unilaterally terminate the W-Net Contract.  As a result, the Company may continue to own and sell certain aircraft and engines that were designated in the W-Net Contract (the “W-Net Aircraft”), but may not use the W-Net Aircraft in revenue service.  Further, if the Company sells a W-Net Aircraft for more than the projected book value established in the T for C Settlement, the excess proceeds are payable to the U.S. Postal Service. Given the current market conditions, the Company does not expect to sell W-Net Aircraft for more than the projected book value.  The W-Net Aircraft that are owned by the Company are classified as assets held for sale in the accompanying consolidated financial statements.

          On April 19, 2002, M. Tom Christopher, the founder and former Chairman of the Board and Chief Executive Officer of the Company filed a complaint against James R. Craig, the Company’s then Vice President and General Counsel, alleging that while Mr. Craig was Vice President and General Counsel, (i) Mr. Craig and members of the Board of Directors of the Company conspired to terminate Mr. Christopher, and (ii) Mr. Craig was his personal attorney and breached fiduciary duties owed to Mr. Christopher. (M. Tom Christopher v. James R. Craig, Adversary Proceeding No. 02-4164 in In re:  Kitty Hawk, Inc. et al. Debtors, in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, case No.400-42141-BJH-11.) Mr. Craig denies these allegations and intends to vigorously contest this matter.  Under the Company’s then existing Certificate of Incorporation, the Company may be required to indemnify Mr. Craig, including reimbursing his defense costs and paying any final, non-appealable judgment rendered against him. Mr. Craig has agreed, however, to waive the Company’s indemnification obligation with respect to the payment of any final judgment rendered against him in this matter.  Mr. Christopher has not specified the amount of monetary damages he is seeking. The Company’s directors and officers insurance policy may not reimburse the Company for the costs of Mr. Craig’s defense. Management does not believe the costs of Mr. Craig’s defense to be material to the financial condition of the Company.

          In July 2002, the Company filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics (“EGL”) with the American Arbitration Association to resolve a claim for freight transportation services rendered to EGL in the amount of approximately $4.0 million plus all interest, attorneys’ fees and costs allowable by law.  In August 2002, EGL filed an answer and counter-claim in the arbitration proceeding denying the Company’s claim and asserting a counterclaim for consequential damages in an unspecified amount, but in excess of $1.0 million plus costs and attorneys’ fees, for an alleged breach of a contract by the Company.  The arbitration proceeding, which will resolve both parties’ claims, is currently scheduled to begin in June 2003.

          In the normal course of business, the Company is a party to various litigation matters. In the opinion of management, none of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

12.        Related Party Transactions

          The Company has long-term agreements with Pegasus and the Trust to lease or use aircraft and engines (see Note 10) and two notes payable with Pegasus for the acquisition of two aircraft.  (See Note 8). Under the Plan of Reorganization, Pegasus is entitled to receive approximately 5.0% of New Stock on a fully-diluted basis and the beneficiaries of the Trust are entitled to receive approximately 81.0% of New Stock on a fully-diluted basis in the form of shares of New Stock or warrants to acquire New Stock. As of December 31, 2002, the Company owed the Trust approximately $0.5 million for aircraft usage in December 2002 and owed Pegasus approximately $0.5 million related to debt from the purchase of two aircraft. A member of the Company’s Board of Directors is also the managing director of a beneficiary of the Trust.

          For the three months ended December 31, 2002, the Company paid approximately $3.4 million related to various agreements with Pegasus and the Trust for use of aircraft and engines and for required payments of maintenance reserves.

13.        Employee Compensation Plans and Arrangements

          The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers all employees meeting minimum service requirements. Under the plan, voluntary contributions are made by employees and the Company provides matching contributions of 25% of the employees’ contribution up to 20% of the employees’ salary. Contributions are funded as they are collected.

14.        Collective Bargaining Agreements

          The Company’s flight crew members are represented by the Kitty Hawk Pilots’ Association (the “KPA”), which was certified under the Railway Labor Act in September 2000. Currently, there is no collective bargaining agreement in place, and interest-based bargaining negotiations for a collective bargaining agreement with the KPA are in their preliminary stages.  The Company executed a letter agreement whereby dues would be collected from the salaries of crew members who are affiliated with the KPA and remitted to the KPA.  Although the Company believes it has good relations with its flight crew members, the unionization of its workforce could result in higher employee compensation, reduce the Company’s flexibility in dealing with its employees, and other restraints that could increase the Company’s operating costs or constrain its operating and competitive flexibility.

15.        Significant Customers

          The Company provided scheduled freight services to five customers who accounted for 40.0%, 35.1%, 31.9% and 38.0% of its scheduled freight revenue for the three months ended December 31, 2002, the nine months ended September 30, 2002, and the years ended December 31, 2001 and 2000, respectively. The Company had receivables from these customers that comprised approximately 26.0% and 16.3% of the Company’s outstanding accounts receivable balance as of December 31, 2002 and 2001, respectively. Historically, this level of concentration of risk is typical for the on-going operations of the Company.  Of these customers, one is secured by a letter of credit covering up to $1.2 million of valid open account invoices.  The Company will not permit total outstanding receivables for this customer to exceed $1.2 million, and as of December 31, 2002, this customer owed the Company $485,000. The letter of credit expires in March 2004.

          Aircargo provided ACMI services to one customer who accounted for 43.0%, 41.3%, 99.9% and 96.0% of its ACMI revenue for the three months ended December 31, 2002, the nine months ended September 30, 2002, and the years ended December 31, 2001 and 2000, respectively. The Company had receivables from this customer that comprised approximately 1.3% and 5.4% of the Company’s outstanding accounts receivable balance as of December 31, 2002 and 2001, respectively.

16.        Business Segment Data

          The Company’s continuing operations are comprised of two main businesses – an expedited scheduled freight network and an air freight carrier airline, which primarily supports the expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 aircraft. Each of these is a business segment, with its respective financial performance detailed below. Each business segment is currently evaluated on financial performance at the operating income line.

          The Company operates a major independent city-to-city expedited scheduled freight network in the United States and Canada providing next-morning, two-day and three-day delivery service.  As an independent freight network, the Company does not typically provide ground transportation from shippers to the cargo facilities or from the cargo facilities to recipients.  As a result, the Company primarily provides freight services to freight forwarders who arrange pick up from shippers and final delivery to recipients.

          In addition to supporting the expedited scheduled freight network, the air freight carrier also provides dedicated air freight carrier services for a variety of third parties. These services are provided under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, ad hoc charters are performed.

          The other category consists of corporate activities.

          Business assets are owned by or allocated to each of the business segments. Assets included in Other include cash, allowance for doubtful accounts and the corporate headquarters building.

	Scheduled Freight Network	Air Freight Carrier	Other	Discontinued Operations	Eliminations	Consolidated Balance

	(in thousands)
Successor:
Three months ended December 31, 2002:
Revenue from external customers	$31,482	$2,994	$—	$—	$—	$34,476
Revenue from intersegment operations	—	10,487	—	—	(10,487)	—
Depreciation and amortization	86	852	—	—	—	938
Operating income (loss)	1,811	1,102	(235)	—	—	2,678
Interest expense	9	16	129	—	—	154
Other (income) expense	(111)	10	(38)	—	—	(139)
Income before taxes						2,663
Total assets	$6,278	$20,155	$20,826	—	—	$47,259
Predecessor:
Nine months ended September 30, 2002:
Revenue from external customers	$84,797	$2,530	$—	$—	$—	$87,327
Revenue from intersegment operations	—	36,096	—	—	(36,096)	—
Depreciation and amortization	489	4,011	—	—	—	4,500
Operating income (loss)	(6,120)	373	(593)	—	—	(6,340)
Interest expense	—	42	2,091	—	—	2,133
Other (income) expense	3,336	475	5,256	—	—	9,067
Loss before taxes						(17,540)
Total assets	$3,687	$19,802	$23,865	—	—	$47,354
Year ended December 31, 2001:
Revenue from external customers	$135,052	$112,437	$—	$—	$—	$247,489
Revenue from intersegment operations	—	52,857	—	—	(52,857)	—
Depreciation and amortization	622	25,404	—	—	—	26,026
Operating income (loss)	(27,903)	(69,306)	(1,211)	—	384	(98,036)
Interest expense	3,702	3,349	—	—	—	7,051
Other (income) expense	7,796	35,584	(718)	—	—	42,662
Loss before taxes						(147,749)
Total assets	$19,626	$18,896	$471,046	$81,433	$(419,395)	$171,606
Year ended December 31, 2000:
Revenue from external customers	$170,255	$196,579	$—	$—	$—	$366,834
Revenue from intersegment operations	860	131,909	—	—	(132,769)	—
Depreciation and amortization	617	35,767	—	—	—	36,384
Operating income (loss)	1,295	(960)	(14,377)	—	11,364	(2,678)
Interest expense	5,504	7,769	(522)	—	—	12,751
Other (income) expense	4,261	16,876	(1,716)	—	—	19,421
Loss before taxes						(34,850)
Total assets	$61,042	$177,609	$517,442	$(174,782)	$(138,370)	$442,941

17.        Quarterly Financial Information

          The following table reflects selected quarterly operating results, which have not been audited. The information has been prepared on the same basis as the consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. Our results may vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Predecessor							Successor

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	unaudited							audited

	(in thousands, except per share data)
Total revenue	$68,279	$66,406	$54,452	$58,352	$25,087	$30,595	$31,645	$34,476
Gross profit (loss) from continuing operations	(2,047)	(3,040)	(64,886)	(16,244)	(4,048)	2,007	1,625	4,818
Operating income (loss)	(5,146)	(7,060)	(66,785)	(19,045)	(4,570)	1,604	(3,374)	2,678
Income (loss) from continuing operations	$(8,836)	$(10,078)	$(80,346)	$(48,489)	$(9,129)	$(1,552)	$(6,859)	$2,663
Basic and diluted net income (loss) from continuing operations per share	$(0.52)	$(0.59)	$(4.69)	$(2.82)	$(0.53)	$(0.09)	$(0.40)	$0.05	(1)

(1)

For the purpose of calculating basic and diluted net income from continuing operations per share for the quarter ended December 31, 2002, the shares of common stock and warrants to acquire common stock to be issued under the plan of reorganization are deemed to be outstanding as of October 1, 2002. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding.

Schedule II
Kitty Hawk, Inc.
Valuation and Qualifying Accounts

(amounts in thousands)

		Additions

Description	Balance at the Beginning of the Period (1)	Charged to Expense (1)	Charged to Other Accounts (1)	Deductions (1)	Balance at the End of the Period (1)

Year ended December 31, 2000:
Allowance for doubtful accounts	$926	$4,246	$—	$(1,330)	$3,842
Year ended December 31, 2001:
Allowance for doubtful accounts	3,842	2,547	500	(3,696)	3,193
Nine months ended September 30, 2002:
Allowance for doubtful accounts	3,193	381	353	(1,742)	2,185
Three months ended December 31, 2002:
Allowance for doubtful accounts	$2,185	$—	$—	$1,693	$492

(1) Amounts include only the activity related to the Company’s continuing operations.