Form 10-Q
period 2002-09-30
KITTY HAWK INC
filed 2003-05-13
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-25202

KITTY HAWK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2564006 (I.R.S. Employer Identification No.)

1515 West 20th Street P.O. Box 612787 Dallas/Fort Worth International Airport, Texas (Address of principal executive offices)	75261 (Zip Code)

(972) 456-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at May 12, 2003 was 37,744,655.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor September 30, 2002	Predecessor December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$4,610	$13,472
Restricted cash and short-term investments	1,969	2,796
Trade accounts receivable, net of allowance for doubtful accounts of $2.2 million and $3.2 million, respectively	14,403	38,006
Assets held for sale	1,877	—
Inventory and aircraft supplies	5,759	3,313
Deposits and prepaid expenses	2,231	5,410
Prepaid fuel	1,449	3,157
Other current assets, net	1,036	2,333
Total current assets	33,334	68,487
Property and equipment, net	12,920	19,364
Other assets, net	1,100	2,322
Assets of discontinued operations	—	81,433
Total assets	$47,354	$171,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable – trade	$2,100	$2,278
Accrued wages	2,635	1,250
Other accrued expenses	7,465	4,776
Accrued professional fees	1,183	621
Other taxes payable	459	724
Accrued maintenance reserves	7,528	7,745
Current maturities of long-term debt	2,937	1,916
Total current liabilities	24,307	19,310
Long-term debt	2,882	4,664
Lease return provisions	2,299	—
Other long-term liabilities	1,266	—
Liabilities of discontinued operations	—	2,168

Total liabilities not subject to compromise	30,754	26,142
Liabilities subject to compromise of continuing operations	—	410,095
Liabilities subject to compromise of discontinued operations	—	55,066
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share: Authorized shares — 3,000,000 and 1,000,000 at September 30, 2002 and December 31, 2001, respectively; none issued	—	—
Common stock, $0.01 par value per share: Authorized shares — 62,000,000 and 25,000,000 at September 30, 2002 and December 31, 2001, respectively; issued and outstanding – none and 17,132,566 at September 30, 2002 and December 31, 2001, respectively	—	172
Additional capital	16,600	134,658
Accumulated deficit	—	(454,527)

Total stockholders’ equity (deficit)	16,600	(319,697)

Total liabilities and stockholders’ equity (deficit)	$47,354	$171,606

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue:
Scheduled freight	$30,492	$33,276	$84,797	$108,863
Postal contracts	—	14,063	—	58,550
ACMI	996	6,424	1,424	19,339
Miscellaneous	157	689	1,106	2,385

Total revenue	31,645	54,452	87,327	189,137
Cost of revenue:
Flight expense	7,342	10,327	21,363	35,778
Transportation expense	2,163	11,303	6,480	33,608
Fuel expense	7,205	8,935	19,370	29,466
Maintenance expense	3,678	9,453	10,692	35,279
Freight handling expense	5,771	9,006	17,451	32,065
Depreciation and amortization	1,388	6,815	4,500	22,484
Asset impairment	—	57,439	—	57,439
Operating overhead expense	2,473	6,060	7,887	12,991
Total cost of revenue	30,020	119,338	87,743	259,110

Gross profit (loss)	1,625	(64,886)	(416)	(69,973)

General and administrative expense	1,778	1,899	5,924	9,019

Operating loss from continuing operations	(153)	(66,785)	(6,340)	(78,992)
Other (income) expense:
Interest expense	898	1,696	2,133	5,991
Reorganization expenses	36,414	11,073	39,629	15,450
Income from contract settlement	(29,443)	—	(29,443)	—
Other, net	(1,163)	792	(1,119)	(1,172)

Loss from continuing operations before income taxes	(6,859)	(80,346)	(17,540)	(99,261)
Income tax benefit	—	—	—	—
Loss from continuing operations	(6,859)	(80,346)	(17,540)	(99,261)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(33,086)	1,236	(40,831)	895

Loss before extraordinary item	(39,945)	(79,110)	(58,371)	(98,366)
Extraordinary item, net of taxes	378,068	—	378,068	—
Net income (loss)	$338,123	$(79,110)	$319,697	$(98,366)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.40)	$(4.69)	$(1.02)	$(5.79)

Discontinued operations	$(1.93)	$0.07	$(2.39)	$0.05

Extraordinary item, net	$22.07	$—	$22.07	$—

Total basic and diluted net income (loss) per share	$19.74	$(4.62)	$18.66	$(5.74)

Weighted average common shares outstanding	17,132,566	17,132,566	17,132,566	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)
(unaudited)

	Number of Shares	Common Stock	Additional Capital	Accumulated Deficit	Total

Predecessor Company:
Balance at December 31, 2001	17,132,566	$172	$134,658	$(454,527)	$(319,697)
Net income	—	—	—	319,697	319,697
Elimination of prior equity	(17,132,566)	(172)	(134,658)	134,830	—
Balance at September 30, 2002	—	$—	$—	$—	$—

Successor Company:
Establish reorganization value at September 30, 2002	—	—	16,600	—	16,600
Balance at September 30, 2002	—	$—	$16,600	$—	$16,600

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001

Operating activities:
Net income (loss)	$319,697	$(98,366)
Add: (Income) loss from discontinued operations	40,831	(895)

Income (loss) from continuing operations	360,528	(99,261)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	6,041	23,741
Loss on disposal of property and equipment	147	3,012
Gain on extinguishment of debt	(378,068)	—
Reorganization expense	39,629	15,450
Asset impairment	—	57,439
Provision for doubtful accounts	419	2,548
Changes in operating assets and liabilities:
Trade accounts receivable	25,658	55,247
Inventory and aircraft supplies	(259)	(366)
Prepaid expenses and other	3,303	5,345
Accounts payable and accrued expenses	1,512	(22,707)
Accrued maintenance reserves	(217)	4,486
Net cash provided by operating activities	58,693	44,934
Investing activities:
Proceeds from sale of assets	461	280
Redemption of restricted cash	827	590
Capital expenditures	(1,845)	(2,126)

Net cash used in investing activities	(557)	(1,256)
Financing activities:
Payments on liabilities subject to compromise	(67,366)	(15,317)
Repayments of long-term debt	(2,261)	(2,195)
Net cash used in financing activities	(69,627)	(17,512)

Cash provided by (used in) continuing operations	(11,491)	26,166
Cash provided by discontinued operations	2,629	9,858
Net increase (decrease) in cash and cash equivalents	(8,862)	36,024
Cash and cash equivalents at beginning of period	13,472	14,117
Cash and cash equivalents at end of period	4,610	50,141
Less cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$4,610	$50,141

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 and Form 8-K/A filed with the Securities and Exchange Commission as of September 30, 2002, are unaudited (except for the September 30, 2002 and December 31, 2001 condensed consolidated balance sheets, which were derived from the Company’s audited consolidated balance sheets included in the aforementioned Form 10-K and Form 8-K/A), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Operating results for the three month period and nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The operations for the periods prior to September 30, 2002 represent the predecessor company’s operations (see Note 3).

2. NON-BANKRUPTCY LEGAL PROCEEDINGS

In July 2002, the Company filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics with the American Arbitration Association to resolve its claim to collect for freight transportation services rendered to EGL in the amount of approximately $4.0 million plus all interest, attorneys’ fees and costs allowable by law. In August 2002, EGL filed an answer and counter-claim in the arbitration proceeding denying the Company’s claim and asserting a counter-claim for consequential damages in an unspecified amount, but in excess of $1.0 million plus costs and attorney’s fees, for an alleged breach of a contract by the Company. The arbitration proceeding, which will resolve both parties’ claims, is currently scheduled to begin in June 2003.

The Company is also subject to various other legal proceedings and claims which have arisen in the ordinary course of business.

While the outcome of the legal proceedings and claims described above cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business.

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

Kitty Hawk, Inc. is a holding company and does not currently have any independent operations. Cargo operates an expedited scheduled freight network through its hub in Fort Wayne, Indiana. Aircargo is a FAR Part 121 certificated air carrier and operates a fleet of Boeing 727-200 freighter aircraft for Cargo and third-party customers.

Pursuant to the Plan of Reorganization, all of Kitty Hawk, Inc.’s previously issued common stock and 9.95% Senior Secured Notes due 2004 (the “Senior Notes”) were cancelled as of the Effective Date. Holders of Kitty Hawk, Inc.’s previously issued common stock received no consideration in connection with the cancellation of their shares of common stock.

On or about the Effective Date, in addition to payment of certain administrative claims arising from the Company’s bankruptcy proceedings, the Company delivered $29.1 million to HSBC Bank USA, as successor Trustee and Collateral Trustee (the “Trustee”), for the benefit of the holders of its Senior Notes (the “Noteholders”). The Plan of Reorganization provides for the Company’s former general unsecured trade creditors to receive only shares of common stock in exchange for their claims. In addition, the Plan of Reorganization provides for Aircargo to purchase two aircraft and related engines from affiliates of Pegasus Aviation, Inc. (“Pegasus”) and to continue to lease four aircraft and related engines from affiliates of Pegasus under modified operating leases as a settlement of claims.

On December 23, 2002, the Company filed a motion with the Bankruptcy Court requesting an order modifying the Plan of Reorganization to allow the Company to:

•

amend its Second Amended and Restated Certificate of Incorporation to reduce the par value of its common stock (the “New Stock”) from $0.01 per share to $0.000001 per share;

•

modify its Plan of Reorganization to provide that the non-U.S. citizen Noteholders would share ratably in a distribution of 21.5% of the common stock to be issued under the Plan of Reorganization and, to the extent the non-U.S. Citizen Noteholders are entitled to more than 21.5% of the common stock to be issued under the Plan of Reorganization, the non-U.S. Citizen Noteholders would receive warrants to purchase the remaining shares of common stock that they would have otherwise been entitled to receive if they were U.S. citizens; and

•

issue warrants under the Bankruptcy Code that would be exempt from federal, state or local laws requiring registration of the warrants or New Stock to be issued upon exercise of the warrants.

On January 29, 2003, the Bankruptcy Court granted the Company’s motion and entered an order on January 31, 2003 modifying the Plan of Reorganization in the manner described above.

As of September 30, 2002, the Company had completed most of the significant cash payments required by the Plan of Reorganization to be made at or near the Effective Date, other than (i) certain priority claim payments due to employees of a former subsidiary of the Company in the amount of approximately $1.8 million, (ii) payments to bankruptcy-related professionals in connection with the final fee applications filed with the Bankruptcy Court during December 2002 in the amount of approximately $1.2 million, and (iii) payments to other administrative and priority claimants, the amount of whose claims is disputed and has not yet been resolved by the Bankruptcy Court.

Because none of the New Stock was issued as of September 30, 2002, the consolidated balance sheet at September 30, 2002 reflects no common stock as being issued or outstanding. In return for debt forgiveness, settlements and other compromises which were settled in September 2002, the Company issued New Stock and warrants to purchase New Stock to the Company’s former creditors in March 2003 in the following amounts:

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

As of December 31, 2001, the Company had several outstanding obligations that were related to liabilities which existed at May 1, 2000. These included a $313 million note payable to the Noteholders, $35.9 million outstanding on a revolving line of credit facility with Wells Fargo Bank and $2.9 million outstanding on a term loan with Wells Fargo Bank related to the acquisition of 16 Boeing 727 aircraft. In connection with the Plan of Reorganization, the obligation to the Noteholders was partially satisfied in March 2003 by the issuance of New Stock and warrants to acquire shares of New Stock. The amounts due to Wells Fargo Bank were paid in full by September 30, 2002 in accordance with the Plan of Reorganization with proceeds generated from the sale of assets and the operations of the Company’s continuing and discontinued operations.

On September 30, 2002, the Company adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities under the Bankruptcy Code” (“Fresh Start Accounting”). Under Fresh Start Accounting rules, the Company recorded certain adjustments to its assets, liabilities and stockholders’ equity because (i) the fair market value of the Company’s assets after the Effective Date was less than the total of the post-petition liabilities and allowed claims which were converted into the right to receive New Stock and (ii) the holders of the Company’s pre-Effective Date voting stock did not receive 50% or more of the voting stock in reorganized Kitty Hawk under the Plan of Reorganization. Under Fresh Start Accounting, all of the assets and liabilities of the Company were adjusted to their estimated fair market value on the Effective Date. Fair market values were determined through a combination of third-party appraisals, internal sources and transactions related to the Company’s assets which occurred within the twelve months prior to the Effective Date.

In connection with the reorganization of the Company, the Company engaged financial advisors to determine the estimated reorganization equity value of reorganized Kitty Hawk. The financial advisors based their valuation on two customary methods: the discounted cash flow method using the Company’s projected operating results and a comparable company analysis method. The results of their valuation determined that the fair market value of reorganized Kitty Hawk ranged between $12.9 million and $16.6 million. The Company established its reorganization equity value at the high end of this range which was supported by the estimated fair market values of its assets and liabilities.

The following table illustrates the result of the Fresh Start Accounting adjustments:

	Fresh Start Accounting Adjustments (in thousands)
	Pre-Emergence September 30, 2002 (unaudited)	Extinguishment of Debt		Effective Date Payments and Adjustments		Fresh Start Accounting Adjustments		Reorganized Balance Sheet September 30, 2002

Current assets:
Cash and cash equivalents	$36,083	$—		$(31,473	) (a)	$—		$4,610
Restricted cash and short-term investments	1,969	—		—		—		1,969
Trade accounts receivable, net	14,403	—		—		—		14,403
Assets held for sale	5,160	—		—		(3,283	) (c)	1,877
Inventory and aircraft supplies	2,577	—		—		3,182	(c)	5,759
Prepaid expenses	3,680	—		—		—		3,680
Other current assets, net	1,704	—		—		(668	) (c)	1,036
Total current assets	65,576	—		(31,473)		(769)		33,334
Property and equipment, net	13,001	—		—		(81	) (c)	12,920
Other assets, net	3,918	—		—		(2,818	) (c)	1,100

Total assets	$82,495	$—		$(31,473)		$(3,668)		$47,354

Current liabilities:
Accounts payable – trade	$2,100	$—		$—		$—		$2,100
Accrued wages	2,635	—		—		—		2,635
Other accrued expenses	6,548	—		—		917	(c)	7,465
Accrued professional fees	1,183	—		—		—		1,183
Other taxes payable	459	—		—		—		459
Accrued maintenance reserves	8,305	—		—		(777	) (c)	7,528
Current maturities of long-term debt	2,937	—		—		—		2,937
Total current liabilities	24,167	—		—		140		24,307
Long-term debt	2,882	—		—		—		2,882
Liabilities subject to compromise	426,141	(394,668	) (e)	(31,473	) (a)	—		—
Lease return provisions	2,299	—		—		—		2,299
Other long-term liabilities	1,851	—		—		(585	) (c)	1,266
Commitments and contingencies	—	—		—		—		—
Stockholders’ equity (deficit):
Preferred stock	—	—		—		—		—
Common stock	171	—		—		(171	) (b)	—
Additional capital	134,657	16,600	(e)	—		(134,657	) (b)	16,600
Accumulated deficit	(509,673)	378,068	(e)	—		131,605	(c, d)	—

Total stockholders’ equity (deficit)	(374,845)	394,668		—		(3,223)		16,600

Total liabilities and stockholders’ equity	$82,495	$—		$(31,473)		$(3,668)		$47,354

(a)

Payments made on September 30, 2002 in accordance with the Plan of Reorganization.

(b)

All shares of common stock which were outstanding as of September 30, 2002 were cancelled in accordance with the Plan of Reorganization.

(c)

These assets and liabilities were adjusted to their fair market value as of September 30, 2002.

(d)

The accumulated deficit was eliminated due to the adoption of Fresh Start Accounting.

(e)

Gain on extinguishment of debt is calculated as follows (amounts in thousands):

Liabilities subject to compromise	$394,668
Less reorganization value	16,600
Gain on extinguishment of debt	$378,068

4. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION EXPENSE

As part of Fresh Start Accounting, liabilities subject to compromise for continuing and discontinued operations in the amount of $394.7 million were exchanged for the right to receive New Stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below: (amounts in thousands)

	September 30, 2002	December 31, 2001

Trade accounts payable and accrued expenses	$98,799	$77,682
Senior notes, including accrued interest	277,251	328,505
Other long-term debt	18,618	58,974

Total	$394,668	$465,161

In accordance with Fresh Start Accounting, the Company recorded all expenses incurred as a result of the bankruptcy cases as reorganization items. The table below summarizes these items:

	Nine months ended September 30,
	2002	2001
	(in thousands)

Professional fees	$5,001	$9,862
Return of leased aircraft, net	—	5,588
Bankruptcy settlement expenses	34,628	—

Total	$39,629	$15,450

5. DISCONTINUED OPERATIONS

Since May 1, 2000, the Company has undergone a significant number of changes in its operations as it entered and prepared to emerge from bankruptcy. In accordance with SFAS 144, the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body air freight carrier, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for all periods presented.

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

In December 2001, the Company sold the property and equipment, inventory and aircraft supplies and FAR Part 135 airline operating certificate of its air logistics service provider and its related small aircraft maintenance operation for $8 million cash and a $500,000 note receivable.

Any assets of the discontinued operations that were not sold or otherwise disposed of became property of the parent company when its subsidiaries merged into Kitty Hawk, Inc. prior to the Effective Date and are included in the September 30, 2002 balance sheet as continuing operations. These assets are comprised mainly of accounts receivable, various deposits and an office building complex in Michigan and are not revenue producing. Any residual liabilities associated with these operations were treated in accordance with the Plan of Reorganization.

During the nine months ended September 30, 2002, the Company recognized an asset impairment charge related to the aircraft of the wide-body operations when title to these assets was relinquished to parties with a secured interest in the aircraft.

The following table summarizes the financial performance of the Company’s discontinued operations:

	Nine months ended September 30,
	2002	2001
	(in thousands)

Revenue	$949	$16,222
Operating expenses	686	16,887
Asset impairment	32,683	—
Interest expense	—	4
Other expense	8,411	(1,564)

Income (loss) from discontinued operations	$(40,831)	$895

A summary of assets and liabilities related to the discontinued operations is as follows:

December 31, 2001
(in thousands)

Assets of discontinued operations:
Restricted cash (collateral for the Senior Notes)	$17,142
Accounts receivable, net	2,342
Property and equipment, net	59,132
Other	2,817

$81,433

Liabilities of discontinued operations:
Liabilities not subject to compromise	$2,168
Liabilities subject to compromise	55,066

$57,234

6. SEGMENT REPORTING

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

The Company operates a major independent city-to-city expedited scheduled freight network in the United States and Canada providing next-morning, two-day and three-day delivery service. As an independent freight network, the Company does not typically provide ground transportation from shippers to the cargo facilities or from the cargo facilities to recipients. As a result, the Company primarily provides freight services to freight forwarders who arrange pick up from shippers and final delivery to recipients. On occasion, the Company arranges for the initial pick up of freight from its customers as well as the final delivery to recipients.

In addition to supporting the expedited scheduled freight network, the air freight carrier airline also provides dedicated air freight carrier services for a variety of third parties. These services are provided under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, ad hoc charters are performed. In support of the expedited scheduled freight network, the air freight carrier allocates its cost on a block hour basis, which is reflected as revenue from intersegment operations in the following table.

The column labeled “other” consists of corporate activities.

Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building.

	Scheduled Freight Network	Air Freight Carrier	Other	Discontinued Operations	Eliminations	Consolidated Balance
	(in thousands)

Three months ended September 30, 2002:
Revenue from external customers	$30,492	$1,153	$—	$—	$—	$31,645
Revenue from intersegment operations	—	11,790	—	—	(11,790)	—
Depreciation and amortization	193	1,195	—	—	—	1,388
Operating income (loss)	(313)	140	20	—	—	(153)
Interest expense						898
Other (income) expense						5,808
Income before taxes						(6,859)
Total assets	$3,687	$19,802	$23,865	$—	$—	$47,354
Three months ended September 30, 2001:
Revenue from external customers	$33,276	$21,176	$—	$—	$—	$54,452
Revenue from intersegment operations	—	12,680	—	—	(12,680)	—
Depreciation and amortization	156	6,659	—	—	—	6,815
Operating income (loss)	(11,030)	(55,475)	(280)	—	—	(66,785)
Interest expense						1,696
Other (income) expense						11,865
Income before taxes						(80,346)
Total assets	$23,317	$83,107	$509,421	$(176,296)	$(138,370)	$301,179
Nine months ended September 30, 2002:
Revenue from external customers	$84,797	$2,530	$—	$—	$—	$87,327
Revenue from intersegment operations	—	36,096	—	—	(36,096)	—
Depreciation and amortization	489	4,011	—	—	—	4,500
Operating income (loss)	(6,120)	373	(593)	—	—	(6,340)
Interest expense						2,133
Other (income) expense						41,750
Income (loss) before taxes						(50,223)
Total assets	$3,687	$19,802	$23,865	$—	$—	$47,354
Nine months ended September 30, 2001
Revenue from external customers	$108,863	$80,274	$—	$—	$—	$189,137
Revenue from intersegment operations	—	40,995	—	—	(40,995)	—
Depreciation and amortization	463	22,021	—	—		22,484
Operating income (loss)	(26,076)	(51,792)	(1,124)	—		(78,992)
Interest expense						5,991
Other (income) expense						14,278
Income (loss) before taxes						(99,261)
Total assets	$23,317	$83,107	$509,421	$(176,296)	$(138,370)	$301,179

7. EARNINGS PER SHARE

Basic earnings (loss) per share presented in these financial statements are based upon the weighted average number of common shares outstanding during each period. There were no dilutive shares outstanding during the periods presented. All shares outstanding as of September 30, 2002 were cancelled pursuant to the Plan of Reorganization (see Note 3).

8. RELATED PARTY TRANSACTIONS

The Company has long-term agreements with Pegasus and the Kitty Hawk Collateral Liquidating Trust (the “Trust”) to lease or use aircraft and engines. Each of Pegasus and certain beneficiaries of the Trust are entitled to receive 5.0% or more of New Stock. Additionally, a member of the Company's board of directors is a managing director of one of the beneficiaries of the Trust. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for more information related to these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kitty Hawk operates through its two wholly owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. For the nine months ended September 30, 2002, we generated approximately 97.1% of our revenue from our expedited scheduled freight network, which is operated by Kitty Hawk Cargo. Kitty Hawk Aircargo, our air freight carrier airline, primarily supports Kitty Hawk Cargo’s expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 freighter aircraft. In addition, Kitty Hawk Aircargo also provides dedicated air freight transportation services for a variety of customers.

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

We emerged from bankruptcy on September 30, 2002 and adopted Statement of Position 90-7, or Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective fair market values as of September 30, 2002. The discussion that follows represents the operating results of the predecessor companies and should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue. Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network. Other revenue includes:

•

Postal contracts revenue, which is generated from contracts with the U.S. Postal Service under which we generally provide the aircraft, crew, maintenance and insurance, known as ACMI, ground handling and sorting services contracts related thereto and management of peak season operations;

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

•

trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

•

pickup and/or final delivery expenses as directed by customers.

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

•

costs of aircraft parts and supplies; and

•

accruals for light C-checks and heavy shop visits for engines.

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

•

rent and utilities;

•

bad debt expense; and

•

general operational office expenses.

General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than management of Kitty Hawk Aircargo and Kitty Hawk Cargo), information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for strategic planning, financial planning and asset acquisitions are included in general and administrative expenses. Also included are legal and professional fees and consulting fees.

Discontinued Operations. Discontinued operations consist of the wide-body operations of Kitty Hawk International, the non-continental U.S. operations of Kitty Hawk Cargo, our air logistics business, Kitty Hawk Charters, our small aircraft jet engine parts distributor, OK Turbines, and our airline inventory tracking and maintenance records software developer, Longhorn Solutions. All of these businesses ceased operating or were disposed of during our bankruptcy proceedings. “See Item 1. Business - Changes in Our Business Operations Since 2000” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies. For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, our condensed consolidated statement of operations data for our predecessor company expressed as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue:
Scheduled freight	96.4%	61.1%	97.1%	57.6%
Other	3.6	38.9	2.9	42.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Operating expenses	94.9	113.7	100.5	106.6
Asset impairment	—	105.5	—	30.4
Total cost of revenue	94.9	219.2	100.5	137.0

Gross profit (loss)	5.1	(119.2)	(0.5)	(37.0)
General and administrative expenses	5.6	3.5	6.8	4.8
Operating loss from continuing operations	(0.5)	(122.7)	(7.3)	(41.8)
Other (income) expense:
Interest expense	2.8	3.1	2.4	3.2
Reorganization expense	115.1	20.3	45.4	8.2
Other (income) expense	(96.7)	1.5	(35.0)	(0.7)

Total other (income) expense	21.2	24.9	12.8	10.7

Loss from continuing operations before income taxes	(21.7)	(147.6)	(20.1)	(52.5)
Income tax benefit	—	—	—	—
Loss from continuing operations before discontinued operations and extraordinary item	(21.7)	(147.6)	(20.1)	(52.5)
Income (loss) from discontinued operations	(104.6)	2.3	(46.8)	0.5
Extraordinary item	1,194.7	—	432.9	—

Net profit (loss)	1,068.4%	(145.3)%	366.0%	(52.0)%

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended September 30,				Percentage Change from 2001 to 2002
	2002		2001
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
	(dollars in thousands)

Scheduled freight	$30,492	96.4%	$33,276	61.1%	(8.4)%
Other:
Postal contracts	—	—	14,063	25.8	(100.0)
ACMI	996	3.1	6,424	11.8	(84.5)
Miscellaneous	157	0.5	689	1.3	(77.2)

Total revenue	$31,645	100.0%	$54,452	100.0%	(41.9)%

Scheduled Freight. For the quarter ended September 30, 2002, the reduction in our scheduled freight revenue was primarily due to a 7.9% decrease in the chargeable weight carried in our expedited scheduled freight network, which we believe resulted from the general economic downturn in the U.S. In addition, scheduled freight revenue for the quarter ended September 30, 2001 includes approximately $9.9 million from combining our expedited scheduled freight network operations with those of a customer during June, July and August of 2001, which did not recur in 2002.

Postal Contracts. For the quarter ended September 30, 2002, the reduction in our postal contract revenue was caused by the termination for convenience by the U.S. Postal Service of our contract to provide air transportation and ground handling for the majority of the U.S. mail delivered to the western U.S., or the W-Net Contract, and the non-renewal of other air transportation services contracts for the U.S. Postal Service in August 2001.

ACMI. For the quarter ended September 30, 2002, the reduction in our ACMI revenue was primarily due to the expiration of our ACMI contract with BAX Global in December 2001. The loss of ACMI revenue from BAX Global was partially offset by other short-term ACMI contract flying during the quarter ended September 30, 2002 for BAX Global, other freight networks and ad-hoc charters flown.

Miscellaneous. During the quarter September 30, 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations. This activity ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2002		2001
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2001 to 2002
	(dollars in thousands)

Flight expense	$7,342	23.2%	$10,327	19.0%	(28.9)%
Transportation expense	2,163	6.8	11,303	20.8	(80.9)
Fuel	7,205	22.8	8,935	16.4	(19.4)
Maintenance expense	3,678	11.6	9,453	17.4	(61.1)
Freight handling expense	5,771	18.2	9,006	16.5	(35.9)
Depreciation and amortization	1,388	4.4	6,815	12.5	(79.6)
Asset impairment	—	—	57,439	105.5	(100.0)
Operating overhead	2,473	7.8	6,060	11.1	(59.2)
Total cost of revenue	$30,020	94.9%	$119,338	219.2%	(74.8)%

Flight Expense. For the quarter ended September 30, 2002, flight expense declined in absolute dollars as a result of flying 32.0% fewer block hours in the third quarter of 2002 as compared to the third quarter of 2001. We operated fewer block hours primarily due to lower freight levels in our expedited scheduled freight network, the termination for convenience of the W-Net Contract and the non-renewal of other air transportation services contracts by the U.S. Postal Service in August 2001.

As a percentage of our total revenue, flight expense increased to 23.2% for the quarter ended September 30, 2002 from 19.0% for the quarter ended September 30, 2001. This increase is principally due to the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust as part of our bankruptcy proceedings in October 2001. The Kitty Hawk Collateral Liquidating Trust was formed to manage the airframes and aircraft engines which secured the former 9.95% Senior Secured Notes. As a result of the transfer, we were required to make payments to the trust for our use of these aircraft during 2002. We were not required to make these payments during the quarter ended September 30, 2001.

Transportation Expense. For the quarter ended September 30, 2002, transportation expense declined in absolute dollars from the level in the third quarter of 2001. Transportation expense was higher in the third quarter of 2001 because we combined our expedited scheduled freight network operations with those of a customer during June, July and August of 2001, which did not recur in 2002. In addition, the termination for convenience of the W-Net Contract in August 2001 decreased our transportation expense.

For the quarter ended September 30, 2002, virtually all of our transportation expense was incurred by our expedited scheduled freight network. Because our expedited scheduled freight network is generally less dependent on third-party transportation providers than our other businesses, transportation expense also declined as a percentage of revenue in the third quarter of 2002 as compared to the third quarter of 2001.

Fuel. For the quarter ended September 30, 2002, fuel expense declined in absolute dollars due to reductions in the average cost per gallon of jet fuel and due to lower jet fuel consumption during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. In the quarter ended September 30, 2002, the average cost of jet fuel declined by $0.04 per gallon as compared to the quarter ended September 30, 2001, which reduced our quarter-over-quarter fuel expense by approximately $0.3 million. Also, in the third quarter of 2002, we consumed 1.1 million fewer gallons of jet fuel in our expedited scheduled freight network due to a having a smaller network and not combining our operations with those of a customer, which reduced our quarter-over-quarter fuel expense by approximately $1.1 million. In addition, our third quarter 2002 fuel expense was reduced by the non-renewal of one charter contract in August 2001 which required us to supply jet fuel. The non-renewal of this contract reduced our quarter-over-quarter fuel expense by approximately $0.3 million.

As a percentage of revenue, fuel expense increased to 22.8% for the quarter ended September 30, 2002 from 16.4% for the quarter ended September 30, 2001, as most of our revenue in the third quarter of 2002 was generated by our expedited scheduled freight business which includes jet fuel as a cost of revenue. By contrast, for the quarter ended September 30, 2001, 37.6% of our revenue was generated by operations that did not include jet fuel as a cost of revenue because jet fuel was reimbursed by our customers.

Maintenance Expense. For the quarter ended September 30, 2002, maintenance expense declined in absolute dollars and as a percentage of revenue due to a number of factors. First, we operated our aircraft 32.0% fewer block hours in the third quarter of 2002 as compared to the quarter ended September 30, 2001, which resulted in lower actual maintenance expense. Second, the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001 reduced our maintenance expense because we do not have the responsibility for heavy maintenance under our agreement with the trust. Finally, during the quarter ended September 30, 2001, we determined that in light of declining fair market values for our Boeing 727 freighter aircraft and the general availability of replacement freighter aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense for the quarter ended September 30, 2002.

Freight Handling Expense. For the quarter ended September 30, 2002, freight handling expense declined in absolute dollars primarily due to the termination for convenience of the W-Net Contract, which accounted for approximately $2.5 million of the reduction. The remaining reduction of approximately $0.7 million was due to carrying 3.4 million fewer chargeable weight pounds in our expedited scheduled freight network in the quarter ended September 30, 2002 as compared to the three months ended September 30, 2001.

As a percentage of revenue, freight handling expense increased to 18.2% for the quarter ended September 30, 2002 as compared to 16.5% for the quarter ended September 30, 2001 due to changes in our revenue mix among our operations. For the quarter ended September 30, 2002, we generated most of our revenue from our expedited scheduled freight network, which generally has higher freight handling expenses than our other operations. For example, in 2001, we generated 11.8% of our revenues from our ACMI contract with BAX Global, which had no freight handling expenses.

Depreciation and Amortization. For the quarter ended September 30, 2002, depreciation and amortization expenses declined in absolute dollars and as a percentage of revenue primarily due to having 12 fewer owned aircraft in the third quarter of 2002 as compared to the third quarter of 2001 and $57.4 million of asset impairment charges recorded on August 31, 2001, which significantly reduced the basis of our depreciable assets for 2002.

Asset Impairment. For the quarter ended September 30, 2002, we did not record any write-downs for asset impairments. For the quarter ended September 30, 2001, we recorded a $57.4 million write-down in the value of our assets. This write-down was triggered by the decline in the fair market value of the assets of our continuing operations resulting from events outside of our control and the downturn in the U.S. economy.

Operating Overhead. For the quarter ended September 30, 2002, operating overhead declined in absolute dollars due to the reduction in the scope of our operations as compared to the quarter ended September 30, 2001. As a percentage of revenue, operating overhead declined to 7.8% for the quarter ended September 30, 2002 from 11.1% for the quarter ended September 30, 2001. The decrease is primarily due to a $2.5 million charge to increase our allowance for accounts receivable during the quarter ended September 30, 2001, which did not recur in 2002.

GROSS PROFIT

For the quarter ended September 30, 2002, gross profit increased by $66.5 million as compared to the quarter ended September 30, 2001, primarily due to the $57.4 million asset impairment in the third quarter of 2001, which did not recur during 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased by $121,000, or 6.4%, during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, due to our efforts to reduce general and administrative expenses as the scope of our operations have been reduced.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense declined by $0.8 million, or 47.0%, for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This is due to our repaying $56.7 million of secured debt between September 30, 2001 and June 30, 2002. Reorganization expense increased $25.3 million, or 228.9%, for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This is due to approximately $29.1 million of higher claims settlement expense due to the confirmation of our plan of reorganization, which is offset by a $3.8 million reduction in professional fee expenses related to our bankruptcy proceedings in 2002 as compared to 2001. Other income increased by $36.9 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, due to $29.4 million of gain recognized from the settlement of our claim against the U.S. Postal Service relating to the termination for convenience of the W-Net Contract.

INCOME TAX BENEFIT

We recognized no tax benefit on our loss for the quarters ended September 30, 2002 and 2001, because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the quarter ended September 30, 2002 was $6.9 million, a decrease of 91.5% as compared to the $80.3 million loss from continuing operations for the quarter ended September 30, 2001.

LOSS FROM DISCONTINUED OPERATIONS

For the quarter ended September 30, 2002, our loss from discontinued operations, net of taxes, increased by $34.3 million from a profit, net of taxes, of $1.2 million in the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the losses were attributable to sales of aircraft at less than their carrying value and other charges taken in connection with Fresh Start Accounting adjustments. For the quarter ended September 30, 2001, the income was attributable to operations of our air logistics business which was subsequently sold.

EXTRAORDINARY ITEM

At September 30, 2002, pursuant to Fresh Start Accounting, upon emergence from bankruptcy, liabilities subject to compromise in the amount of $394.7 million were exchanged for the right to receive new common stock or warrants to acquire new common stock as part of the discharge of debt under our plan of reorganization. After subtracting the reorganization value of $16.6 million which we will distribute as common stock or warrants to acquire common stock, we recognized an extraordinary gain from extinguishment of debt of $378.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2002		2001
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percentage Change from 2001 to 2002
	(dollars in thousands)

Scheduled freight	$84,797	97.1%	$108,863	57.6%	(22.1)%
Other:
Postal contracts	—	—	58,550	31.0	(100.0)
ACMI	1,424	1.6	19,339	10.2	(92.6)
Miscellaneous	1,106	1.3	2,385	1.3	(53.6)

Total revenue	$87,327	100.0%	$189,137	100.0%	(53.8)%

Scheduled Freight. For the nine months ended September 30, 2002, the reduction in our scheduled freight revenue was primarily due to a 23.0% decline in the chargeable weight carried in our expedited scheduled freight network, which we believe resulted from the general economic downturn in the U.S. In addition, our scheduled freight revenue for the nine months ended September 30, 2002 includes approximately $17.0 million from combining our expedited scheduled freight network operations with those of a customer during June, July and August of 2001, which did not recur in 2002.

Postal Contracts. For the nine months ended September 30, 2002, the reduction in our postal contract revenue was caused by the termination for convenience of the W-Net Contract by the U.S. Postal Service and the non-renewal of other air transportation services contracts for the U.S. Postal Service in August 2001.

ACMI. In the nine months ended September 30, 2002, the reduction in our ACMI revenue was primarily due to the expiration of our ACMI contract with BAX Global in December 2001. The loss of ACMI revenue from BAX Global was partially offset by other short-term ACMI contract flying during the nine months ended September 30, 2002 for BAX Global, other freight networks and ad-hoc charters flown.

Miscellaneous. For the nine months ended September 30, 2002, miscellaneous revenue decreased due to the transition in July 2002 of one of our outstations from a company operated outstation that handled our aircraft and third-party aircraft loading and unloading to a third-party contractor for our aircraft.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2002		2001
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2001 to 2002
	(dollars in thousands)

Flight expense	$21,363	24.5%	$35,778	18.9%	(40.3)%
Transportation expense	6,480	7.4	33,608	17.8	(80.7)
Fuel	19,370	22.2	29,466	15.6	(34.3)
Maintenance expense	10,692	12.2	35,279	18.7	(69.7)
Freight handling expense	17,451	20.0	32,065	17.0	(45.6)
Depreciation and amortization	4,500	5.2	22,484	11.8	(80.0)
Asset impairment	—	—	57,439	30.4	(100.0)
Operating overhead	7,887	9.0	12,991	6.8	(39.3)
Total cost of revenue	$87,743	100.5%	$259,110	137.0%	(66.1)%

Flight Expense. For the nine months ended September 30, 2002, flight expense declined in absolute dollars as a result of flying 47.0% fewer block hours as compared to the nine months ended September 30, 2001. We operated fewer block hours primarily due to lower freight levels in our expedited scheduled freight network, the termination for convenience of the W-Net Contract and the non-renewal of other air transportation services contracts for the U.S. Postal Service in August 2001.

As a percentage of our total revenue, flight expense increased to 24.5% in the nine months ended September 30, 2002 from 18.9% for the nine months ended September 30, 2001. This increase is principally due to the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001. As a result of the transfer, we were required to make payments to the trust for our use of these aircraft during 2002. We were not required to make these payments during the nine months ended September 30, 2001.

Transportation Expense. For the nine months ended September 30, 2002, transportation expense declined in absolute dollars from the level in the nine months ended September 30, 2001. Transportation expense was higher in the nine months ended September 30, 2001 because we combined our expedited scheduled freight network operations with those of a customer during June, July and August of 2001, which did not recur in 2002. In addition, the termination for convenience of the W-Net Contract in August 2001 decreased our transportation expense.

In the nine months ended September 30, 2002, virtually all of our transportation expense was incurred by our expedited scheduled freight network. Because our expedited scheduled freight network is generally less dependent on third-party transportation providers than our other businesses, transportation expense also declined as a percentage of revenue in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Fuel. For the nine months ended September 30, 2002, fuel expense declined in absolute dollars due to reductions in the average cost per gallon of jet fuel and due to lower jet fuel consumption during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the average cost of jet fuel declined by $0.14 per gallon as compared to the nine months ended September 30, 2001, which reduced our period-over-period fuel expense by approximately $3.1 million. Also, in 2002, we consumed 4.7 million fewer gallons of jet fuel in our expedited scheduled freight network due to lower freight levels, which reduced our period-over-period fuel expense by approximately $4.8 million. In addition, our 2002 fuel expense was reduced by the non-renewal of one charter contract in August 2001 which required us to supply jet fuel. The non-renewal of this contract reduced our period-over-period fuel expense by approximately $2.3 million.

As a percentage of revenue, fuel expense increased to 22.2% in the first three quarters of 2002 from 15.6% for the first three quarters of 2001, as most of our revenue in the nine months ended September 30, 2002 was generated by our expedited scheduled freight business which includes jet fuel as a cost of revenue. By contrast, in the nine months ended September 30, 2001, 41.2% of our revenue was generated by operations that did not include jet fuel as a cost of revenue because jet fuel was reimbursed by the customers.

Maintenance Expense. In the first three quarters of 2002, maintenance expense declined in absolute dollars and as a percentage of revenue due to a number of factors. First, we operated our aircraft 47.0% fewer block hours for the nine months ended September 30, 2002 as compared to the same period in 2001, which resulted in lower actual maintenance expense. Second, the transfer of 12 Boeing 727-200 freighter aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001 reduced our maintenance expense because we do not have the responsibility for heavy maintenance under our agreement with the trust. Finally, during the third quarter of 2001, we determined that in light of declining fair market values for our Boeing 727 freighter aircraft and the general availability of replacement freighter aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in the first nine months of 2002.

Freight Handling Expense. For the nine months ended September 30, 2002, freight handling expense declined in absolute dollars primarily due to the termination for convenience of the W-Net Contract, which accounted for approximately $11.4 million of the reduction. The remaining reduction of approximately $3.2 million was due to carrying 33 million fewer chargeable weight pounds in our expedited scheduled freight network in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

As a percentage of revenue, freight handling expense increased to 20.0% in the nine months ended September 30, 2002 as compared to 17.0% for the nine months ended September 30, 2001 due to changes in our revenue mix among our operations. In the nine months ended September 30, 2002, we generated most of our revenue from our expedited scheduled freight network, which generally has higher freight handling expenses than our other operations. In 2001, we generated 10.2% of our revenue from our ACMI contract with BAX Global, which had no freight handling expenses.

Depreciation and Amortization. For the nine months ended September 30, 2002, depreciation and amortization expense declined in absolute dollars and as a percentage of revenue primarily due to having 12 fewer owned aircraft in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and $57.4 million of asset impairment charges recorded on August 31, 2001, which significantly reduced the basis of our depreciable assets for 2002.

Asset Impairment. For the nine months ended September 30, 2002, we did not record any write-downs for asset impairments. On August 31, 2001, we recorded a $57.4 million write-down in the value of our assets. This write-down was triggered by the decline in the fair market value of the assets of our continuing operations resulting from events outside of our control and the downturn in the U.S. economy.

Operating Overhead. In the nine months ended September 30, 2002, operating overhead declined in absolute dollars due to the reduction in the scope of our operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of revenue, operating overhead increased to 9.0% for the nine months ended September 30, 2002 from 6.9% for the nine months ended September 30, 2001. The increase was primarily due to the change in our revenue mix in 2002 as compared to 2001. In 2002, we generated most of our revenue from our expedited scheduled freight business, which requires more direct sales costs, operational management and facilities costs than that required by the U.S. Postal Service contracts and ACMI contracts which constituted a significant portion of our revenue in 2001.

GROSS PROFIT

For the nine months ended September 30, 2002, gross profit increased by $69.5 million as compared to the nine months ended September 30, 2001, primarily due to the $57.4 million asset impairment in August 2001, which did not recur during 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased by $3.1 million, or 34.3%, during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. We have aggressively reduced general and administrative expense as the scope of our operations have been reduced.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense declined by $3.9 million, or 64.4%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This is due to our repaying $61.7 million of secured debt during the last half of 2001 and the first half of 2002. Reorganization expense increased $24.2 million, or 156.5%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This is due to approximately $29.1 million of higher claims settlement expense due to the confirmation of our plan of reorganization, which is offset by a $4.9 million reduction in professional fee expenses related to our bankruptcy proceedings in 2002 as compared to 2001. Other income increased by $31.4 million in the nine months ended September 30, 2002 as compared to the first three quarters of 2001, due to $29.4 million of gain recognized from the settlement of our claim against the U.S. Postal Service relating to the termination for convenience of the W-Net Contract.

INCOME TAX BENEFIT

We recognized no tax benefit on our loss for either the nine months ended September 30, 2002 or 2001, because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the nine months ended September 30, 2002 was $17.5 million, a decrease of 82.3% as compared to the $99.3 million loss from continuing operations in the nine months ended September 30, 2001.

LOSS FROM DISCONTINUED OPERATIONS

In the nine months ended September 30, 2002, our loss from discontinued operations, net of taxes, increased by $41.7 million as compared to the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the losses were attributable to sales of aircraft at less than their carrying value and other charges taken in connection with the Fresh Start Accounting adjustments. For the nine months ended September 30, 2001, the income was attributable to operations of our air logistics business which was subsequently sold.

EXTRAORDINARY ITEM

At September 30, 2002, pursuant to Fresh Start Accounting, upon emergence from bankruptcy, liabilities subject to compromise in the amount of $394.7 million were exchanged for the right to receive new common stock or warrants to acquire new common stock as part of the discharge of debt under our plan of reorganization. After subtracting the reorganization value of $16.6 million which we will distribute as common stock or warrants to acquire common stock, we recognized an extraordinary gain from extinguishment of debt of $378.1 million.

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

At September 30, 2002, cash and cash equivalents were $4.6 million as compared to $13.5 million at December 31, 2001. Additionally, at September 30, 2002, we had $5.0 million available under our receivables purchase facility commitment. We had no receivables purchase facility at December 31, 2001.

At September 30, 2002, we had net working capital of $9.0 million as compared to $49.2 million at December 31, 2001.

The large decrease in our net working capital was primarily due to collection of accounts receivable in early 2002 and ACMI activity that did not recur in 2002.

Our capital expenditures for 2003 are currently projected to be less than $1.0 million excluding heavy aircraft maintenance and heavy shop visits for engines.

In 2004, the leases with affiliates of Pegasus and our agreement with the Kitty Hawk Collateral Liquidating Trust under which we currently operate 14 Boeing 727-200 freighter aircraft are scheduled to expire. These 14 aircraft represent a majority of our current operating fleet and will represent an increasing percentage of our operating fleet over time as we take non-economically viable aircraft out of service at their next scheduled heavy maintenance event. There can be no assurance that the lessors or owners of these aircraft will continue to make these aircraft available to us on terms and conditions we find acceptable. We currently believe there are sufficient available aircraft in the market to meet our needs if we are unable to, or decide not to, extend these agreements. However, there may be initial cash requirements or transitional maintenance expenditures to obtain other aircraft or retain some or all of the aircraft covered by these agreements. Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits.

Receivables Purchase Facility. We entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization. The receivables purchase facility may be increased up to a $10.0 million facility if KBK Financial obtains a qualified participant. At September 30, 2002, we had no funds advanced under this facility.

The receivables purchase facility advances funds to us at a rate of 85% of the invoice amount purchased by KBK Financial. All of our invoices are available for sale under the receivables purchase facility. Our invoices may be offered to KBK Financial on a daily basis, and we may offer an unlimited number of invoices, subject to the $5.0 million funding limit. KBK Financial can accept or reject offered invoices and is not obligated to purchase any invoices. KBK Financial exercises control over our incoming lockbox receipts in order to ensure that the cash received on purchased invoices is collected. To secure any of our unpaid obligations to KBK Financial, KBK Financial also has liens on our inventory, equipment (excluding airframes and aircraft engines), accounts, accounts and contract rights, contracts, drafts, acceptances, documents, instruments, chattel paper, deposit accounts and general intangibles. The receivables purchase facility does not have any financial covenants tied to our operating performance.

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

The receivables purchase facility does not have a stated expiration date, but may be terminated by either party upon thirty days’ written notice. A penalty of 2.0% of the amount of the receivables purchase facility will be imposed if we terminate the facility prior to October 31, 2003. This penalty is reduced to 1.0% if we terminate the facility between October 31, 2003 and October 31, 2004. There is no penalty if we terminate the facility after October 31, 2004. If KBK Financial does not secure an additional participant with a commitment of at least $2.0 million by April 30, 2003, we will not be subject to these early termination penalty provisions. As of May 12, 2003, KBK Financial had not secured an additional participant and we may terminate the receivables purchase facility without penalty.

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

SEASONALITY OF RESULTS AND OPERATING LEVERAGE

Our business is seasonal in nature. In a typical calendar year, we experience increasing revenue with each passing quarter, beginning with the first quarter. The U.S. domestic economy entered a downturn in late 2000. During 2001, the demand for our expedited scheduled freight services generally trended downward the entire year. When it became apparent that there would not be an improvement in the third and fourth quarters of 2001, we reduced the size of our expedited scheduled freight network and our expenses as rapidly as possible. In 2002, we experienced normal seasonal trends in our expedited scheduled freight business.

We currently derive substantially all of our revenue from our expedited scheduled freight business. This business has significant operating costs that are fixed and cannot be materially reduced in the short-term if the expedited scheduled freight business cannot generate expected levels of revenue. Once revenue reaches the break-even point in a given period, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if revenue does not reach the break-even point in a given period, the operations will sustain losses, which could be significant depending on the amount of the deficit. We have, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for our fleet and for debt service. We also have seasonal working capital needs, because we generate higher revenue in the fourth calendar quarter and lower revenue in the first calendar quarter. Funding requirements have historically been met through internally generated funds, bank borrowings and aircraft and other asset sales and from public and private offerings of equity and debt securities. From time to time, we have entered into sale/leaseback transactions to acquire aircraft and may do so in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, we had outstanding debt of $5.8 million, of which $4.9 million was long-term debt bearing interest at a rate of 8.9% with a maturity date of February 2005.

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

At September 30, 2002, we had approximately $4.9 million outstanding under the 1st Source Bank promissory note and no outstanding balance under our receivables purchase facility. To the extent we use our receivables purchase facility, we will bear interest rate risk on the amount funded. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our exposure to changing interest rates on invested cash is minimal because we invest our cash in a U.S. Treasury backed money-market fund which has low risk and a low interest rate. At September 30, 2002, approximately $5.5 million of our cash was so invested including approximately $1.6 million of outstanding checks.

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

At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of $290,000.

We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect in all material respects our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Bankruptcy Proceedings

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

•

modify our plan of reorganization to provide that the non-U.S. citizen holders of our former 9.95% Senior Secured Notes would share ratably in a distribution of 21.5% of our common stock to be issued under our plan of reorganization and, to the extent the non-U.S. citizen holders are entitled to more than 21.5% of the common stock to be issued under our plan of reorganization, the non-U.S. citizen holders would receive warrants to purchase the remaining shares of our common stock that they would have otherwise been entitled to receive if they were U.S. citizens; and

•

issue warrants under the bankruptcy code that would be exempt from federal, state or local laws requiring registration of the warrants or the common stock to be issued upon exercise of the warrants.

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

•

Receivables Purchase Facility. We entered into an agreement with KBK Financial, Inc. for a $5.0 million receivables purchase facility, which may be increased to a $10.0 million facility if KBK Financial obtains a qualified participant. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information about this facility.

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

Eagle Global Logistics

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

Other Proceedings

We are also subject to various other legal proceedings and claims which have arisen in the ordinary course of business.

While the outcome of the legal proceedings and claims described above cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See “Item 1. Legal Proceedings – Bankruptcy Proceedings – Summary of Principal Effects of the Plan of Reorganization” for a description of cancellation of our previously issued common stock (CUSIP No. 498326 10 7) and 9.95% Senior Secured Notes due 2004 as of September 30, 2002 and the issuance of the new common stock (CUSIP No. 498326 20 6) and warrants to purchase the new common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed herewith or are incorporated by reference from previous filings with the Securities and Exchange Commission.

Exhibit No.		Exhibit

2.1	—	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Company’s Form 8-K dated August 20, 2002, and is incorporated herein by reference).

2.2	—	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and is incorporated herein by reference).

2.3	—

Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and is incorporated herein by reference).

2.4	—	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated January 31, 2003 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and is incorporated herein by reference).

3.1	—	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and is incorporated herein by reference).

3.2	—

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

4.1	—	Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and is incorporated herein by reference).

10.1	—

Aircraft and Engine Use Agreement, dated September 30, 2002, by and between Kitty Hawk Aircargo, Inc. and the Kitty Hawk Collateral Liquidating Trust (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and is incorporated herein by reference).

99.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*

Each document marked with an asterisk is filed herewith.

(b) Reports on Form 8-K:

On July 8, 2002, we filed a Current Report on Form 8-K reporting our financial operating results for the monthly period ending May 31, 2002, incorporating our Monthly Operating Reports for the period ended May 31, 2002 that we filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on June 20, 2002.

On July 29, 2002, we filed a Current Report on Form 8-K reporting our financial operating results for the monthly period ending June 30, 2002, incorporating our Monthly Operating Reports for the period ended June 30, 2002, that we filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on July 22, 2002.

On August 5, 2002, we filed a Current Report on Form 8-K reporting the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division entered an order dated August 5, 2002 confirming our final plan of reorganization dated August 2, 2002, with certain modifications. The report outlined the effects of our plan of reorganization on the various creditor constituencies’ claims, the corporate restructuring of certain of our subsidiaries, and the distributions of cash to the former holders of our 9.95% Senior Secured Notes and new common stock to such holders and other creditor constituencies.

On August 29, 2002, we filed a Current Report on Form 8-K reporting our financial operating results for the monthly period ending July 31, 2002, incorporating our Monthly Operating Reports for the period ended July 31, 2002 that we filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on August 20, 2002.

On September 19, 2002, we filed a Current Report on Form 8-K reporting that we had filed a motion with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division requesting the court modify the August 5, 2002 confirmation order to move the last date upon which the plan of reorganization could be declared effective from September 1, 2002 to October 1, 2002, and provide us with time to secure approval of the United States Department of Transportation of modifications to our plan of reorganization. We also reported that bankruptcy court entered an order approving the confirmation order modification on September 26, 2002.

On September 27, 2002, we filed a Current Report on Form 8-K reporting our financial operating results for the monthly period ending August 30, 2002, incorporating our Monthly Operating Reports for the period ended August 30, 2002 that we filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on September 20, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2003.

KITTY HAWK, INC.
By:	/s/ DREW KEITH
Drew Keith Vice President – Finance and Chief Financial Officer (Authorized officer and principal financial officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert W. Zoller, Jr., Chief Executive Officer and President of Kitty Hawk, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kitty Hawk, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	By:	/s/ ROBERT W. ZOLLER, JR.
Robert W. Zoller, Jr. Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Drew Keith, Chief Financial Officer of Kitty Hawk, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kitty Hawk, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	By:	/s/ DREW KEITH
Drew Keith Chief Financial Officer