Form 10-Q
period 2003-03-31
KITTY HAWK INC
filed 2003-05-14
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☒ No ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at May 14, 2003 was 37,744,655.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,361	$10,353
Restricted cash and short-term investments	355	593
Trade accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	12,055	11,460
Assets held for sale	1,949	1,862
Inventory and aircraft supplies	5,878	6,014
Deposits and prepaid expenses	1,720	1,698
Prepaid fuel	1,863	967
Other current assets, net	1,281	1,280
Total current assets	30,462	34,227
Property and equipment, net	10,944	12,153
Other assets, net	811	879

Total assets	$42,217	$47,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$945	$2,339
Accrued wages	671	2,628
Other accrued expenses	7,008	4,705
Accrued professional fees	278	251
Other taxes payable	1,978	1,646
Accrued maintenance reserves	8,252	7,810
Current maturities of long-term debt	2,223	2,640

Total current liabilities	21,355	22,019
Long-term debt	1,827	2,338
Lease return provisions	2,299	2,299
Other long-term liabilities	1,460	1,340
Stockholders’ equity:
Preferred stock, $0.01 par value per share: Authorized shares — 3,000,000 at March 31, 2003 and December 31, 2002, respectively; none issued	—	—
Common stock, $0.000001 and $0.01 par value per share at March 31, 2003 and December 31, 2002, respectively: Authorized shares — 62,000,000 at March 31, 2003 and December 31, 2002; issued and outstanding – 37,744,655 and none at March 31, 2003 and December 31, 2002, respectively	—	—
Additional capital	16,600	16,600
Retained earnings (accumulated deficit)	(1,324)	2,663

Total stockholders’ equity	15,276	19,263

Total liabilities and stockholders’ equity	$42,217	$47,259

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Three months ended March 31,
	2003	2002

Revenue:
Scheduled freight	$28,429	$24,618
ACMI	2,387	—
Miscellaneous	168	469
Total revenue	30,984	25,087
Cost of revenue:
Flight expense	6,262	7,300
Transportation expense	6,039	2,122
Fuel expense	7,921	5,410
Maintenance expense	3,360	3,941
Freight handling expense	5,730	5,840
Depreciation and amortization	905	1,735
Operating overhead expense	2,434	2,787

Total cost of revenue	32,651	29,135

Gross profit (loss)	(1,667)	(4,048)
General and administrative expense	2,685	2,502
Operating loss from continuing operations	(4,352)	(6,550)
Other (income) expense:
Interest expense	116	479
Reorganization expense	—	1,973
Other, net	(481)	127

Loss from continuing operations	(3,987)	(9,129)
Discontinued operations:
Loss from discontinued operations	—	(7,597)

Net loss	$(3,987)	$(16,726)

Basic and diluted net loss per share:
Continuing operations	$(0.08)	$(0.53)

Discontinued operations	$—	$(0.44)

Total basic and diluted net loss per share	$(0.08)	$(0.97)

Weighted average common shares outstanding	49,999,970	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)
(unaudited)

	Number of Shares	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Total

Balance at December 31, 2002	—	$—	$16,600	$2,663	$19,263
Net loss	—	—	—	(3,987)	(3,987)
Issue common stock (See Notes 3 and 6)	37,744,655	—	—	—	—

Balance at March 31, 2003	37,744,655	$—	$16,600	$(1,324)	$15,276

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended March 31,
	2003	2002

Operating activities:
Net loss	$(3,987)	$(16,726)
Subtract: Loss from discontinued operations	—	7,597

Loss from continuing operations	(3,987)	(9,129)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	989	2,677
Gain on disposal of property and equipment	(262)	(82)
Provision for doubtful accounts	142	120
Changes in operating assets and liabilities:
Trade accounts receivable	(737)	26,783
Inventory and aircraft supplies	63	(20)
Prepaid expenses and other	(866)	2,854
Accounts payable and accrued expenses	(331)	(1,421)
Accrued maintenance reserves	441	388

Net cash (used in) provided by operating activities	(4,548)	22,170
Investing activities:
Proceeds from sale of assets	350	320
Redemption of restricted cash	238	2,518
Capital expenditures	(104)	(155)

Net cash provided by investing activities	484	2,683
Financing activities:
Payments on liabilities subject to compromise	—	(31,277)
Repayments of long-term debt	(928)	(687)
Net cash used in financing activities	(928)	(31,964)

Cash used in continuing operations	(4,992)	(7,111)
Cash provided by discontinued operations	—	6,302
Net decrease in cash and cash equivalents	(4,992)	(809)
Cash and cash equivalents at beginning of period	10,353	13,472
Cash and cash equivalents at end of period	$5,361	$12,663

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, are unaudited (except for the December 31, 2002 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The Company emerged from bankruptcy on September 30, 2002. Therefore, operating results for the three month period ended March 31, 2003 are for the successor company, and the operating results shown for the three month period ended March 31, 2002 are for the predecessor company. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. LEGAL PROCEEDINGS

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

•

modify its Plan of Reorganization to provide that the non-U.S. citizen holders of the former 9.95% Senior Secured Notes would share ratably in a distribution of 21.5% of the common stock to be issued under the Plan of Reorganization and, to the extent the non-U.S. citizen holders are entitled to more than 21.5% of the common stock to be issued under the Plan of Reorganization, the non-U.S. citizen holders would receive warrants to purchase the remaining shares of common stock that they would have otherwise been entitled to receive if they were U.S. citizens; and

•

issue warrants under the Bankruptcy Code that would be exempt from federal, state or local laws requiring registration of the warrants or New Stock to be issued upon exercise of the warrants.

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

Because none of the New Stock was issued as of December 31, 2002, the consolidated financial statements at December 31, 2002 reflect no common stock as being issued or outstanding. In return for debt forgiveness, settlements and other compromises, which were settled in September 2002, the Company issued New Stock and warrants to purchase New Stock to the Company’s former creditors in March 2003 in the following amounts:

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

4. DISCONTINUED OPERATIONS

Since May 1, 2000, the Company has undergone a significant number of changes in its operations as it entered and prepared to emerge from bankruptcy. In accordance with SFAS 144, the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body air freight carrier, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for the quarter ended March 31, 2002. There are no discontinued operations for the quarter ended March 31, 2003.

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

Any assets of the discontinued operations which were not sold or otherwise disposed of as of August 31, 2002 became property of the parent company when its subsidiaries merged into Kitty Hawk, Inc. prior to the Effective Date and are included in the accompanying balance sheets as continuing operations. These assets are comprised mainly of accounts receivable, various deposits and an office building complex in Michigan and are not revenue producing. Any residual liabilities associated with these operations were treated in accordance with the Company’s Plan of Reorganization.

The following table summarizes the financial performance of the Company’s discontinued operations:

Three months ended March 31, 2002
(in thousands)

Revenue	$516
Operating expenses	287
Other expense	7,826

Loss from discontinued operations	$(7,597)

5. SEGMENT REPORTING

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

	Scheduled Freight Network	Air Freight Carrier	Other	Discontinued Operations	Eliminations	Consolidated Balance
	(in thousands)

Successor:
Three months ended March 31, 2003:
Revenue from external customers	$28,429	$2,555	$—	$—	$—	$30,984
Revenue from intersegment operations	—	8,952	—	—	(8,952)	—
Depreciation and amortization	91	814	—	—	—	905
Operating income (loss)	(4,483)	355	(224)	—	—	(4,352)
Interest expense						116
Other income						(481)
Net loss						(3,987)
Total assets	$4,003	$19,364	$18,850	$—	$—	$42,217
Predecessor:
Three months ended March 31, 2002:
Revenue from external customers	$24,618	$469	$—	$—	$—	$25,087
Revenue from intersegment operations	—	13,253	—	—	(13,253)	—
Depreciation and amortization	150	1,585	—	—	—	1,735
Operating loss	(5,753)	(181)	(616)	—	—	(6,550)
Interest expense						479
Other expense						2,100
Loss from continuing operations						(9,129)
Total assets	$12,606	$12,137	$443,697	$(207,625)	$(138,370)	$122,445

6. EARNINGS PER SHARE

Predecessor: Basic loss per share, for the quarter ended March 31, 2002, is based upon the weighted average number of common shares outstanding during the period. There were no dilutive shares outstanding during the period presented. All predecessor shares were cancelled pursuant to the Plan of Reorganization (see Note 3).

Successor: Pursuant to the Plan of Reorganization (see Note 3), in March 2003, the Company issued common shares and warrants to purchase common shares to its former creditors. Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating loss per share. These shares are deemed to be outstanding for the entire period presented. Other than the warrants, at March 31, 2003, the Company had no dilutive securities outstanding.

7. RELATED PARTY TRANSACTIONS

The Company has long-term agreements with Pegasus and the Kitty Hawk Collateral Liquidating Trust (the “Trust”) to lease or use aircraft and engines. Each of Pegasus and certain beneficiaries of the Trust own more than 5.0% of the outstanding New Stock. Additionally, a member of the Company's board of directors is a managing director of one of the beneficiaries of the Trust. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for more information related to these agreements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kitty Hawk operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. For the three months ended March 31, 2003, we generated approximately 91.8% of our revenue from our expedited scheduled freight network, which is operated by Kitty Hawk Cargo. Kitty Hawk Aircargo, our air freight carrier airline, primarily supports Kitty Hawk Cargo’s expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 freighter aircraft. In addition, Kitty Hawk Aircargo also provides dedicated air freight transportation services for a variety of customers.

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

We emerged from bankruptcy on September 30, 2002 and adopted Statement of Position 90-7, or Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective fair market values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002. Differences between periods due to Fresh Start Accounting are explained as necessary. The discussion that follows represents the operating results of the successor company as compared to the predecessor company and should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Discontinued Operations. Discontinued operations consist of the activities in the quarter ended March 31, 2002 related to disposing of the assets of Kitty Hawk International, our wide-body air freight carrier airline. This business ceased operating during the bankruptcy proceedings. See “Item 1. Business – Changes in Our Business Operations Since 2000” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended March 31,
	2003	2002

Revenue:
Scheduled freight	91.8%	98.1%
Other	8.2	1.9

Total revenue	100.0	100.0
Cost of revenue	105.4	116.1
Gross profit (loss)	(5.4)	(16.1)
General and administrative expenses	8.7	10.0
Operating loss from continuing operations	(14.1)	(26.1)
Other (income) expense:
Interest expense	0.4	1.9
Reorganization expense	—	7.9
Other (income) expense	(1.6)	0.5

Total other (income) expense	(1.2)	10.3

Loss from continuing operations before income taxes	(12.9)	(36.4)
Income tax benefit	—	—
Loss from continuing operations operations	(12.9)	(36.4)
Loss from discontinued operations	—	(30.3)
Net loss	(12.9)%	(66.7)%

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2003		2002
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percentage Change from 2002 to 2003
	(dollars in thousands)

Scheduled freight	$28,429	91.8%	$24,618	98.1%	15.5%
Other:
ACMI	2,387	7.7	—	—	—
Miscellaneous	168	0.5	469	1.9	(64.2)
Total revenue	$30,984	100.0%	$25,087	100.0%	23.5%

Scheduled Freight. In the first quarter of 2003, the increase in our scheduled freight revenue was primarily due to an increase of 5.5% in the chargeable weight carried in our expedited scheduled freight network, which was partially due to adding two cities to our network. In addition, our total yield increased by 12% due to several price increases beginning in the second quarter of 2002, including a fuel surcharge to mitigate the increase in our fuel expense.

ACMI. In December 2002, we entered into a one-year ACMI contract to provide BAX Global with three Boeing 727-200 freighter aircraft. This contract may be cancelled by either party with thirty days' notice.

Miscellaneous. During the first quarter of 2003, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers. During the first quarter of 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations. This activity ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2003		2002
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)

Flight expense	$6,262	20.2%	$7,300	29.1%	(14.2)%
Transportation expense	6,039	19.5	2,122	8.5	184.6
Fuel	7,921	25.6	5,410	21.6	46.4
Maintenance expense	3,360	10.8	3,941	15.7	(14.7)
Freight handling expense	5,730	18.5	5,840	23.2	(1.9)
Depreciation and amortization	905	2.9	1,735	6.9	(47.8)
Operating overhead	2,434	7.9	2,787	11.1	(12.7)

Total cost of revenue	$32,651	105.4%	$29,135	116.1%	12.1%

Flight Expense. For the quarter ended March 31, 2003, flight expense decreased in absolute dollars as a result of reduced aircraft lease expense from renegotiations of our aircraft lease agreements through our bankruptcy proceedings. Additionally, we flew 3% less block hours in the first quarter of 2003 as compared to the first quarter of 2002.

As a percentage of our total revenue, flight expense decreased to 20.2% in the first quarter of 2003 from 29.1% for the quarter ended March 31, 2002. This decrease is due to a shift from flying four of our own aircraft in our expedited scheduled freight network, which is classified as flight expense, to chartering two third-party aircraft which is classified as transportation expense.

Transportation Expense. In the first quarter of 2003, transportation expense increased $3.9 million, or 184.6%, from the first quarter of 2002. This increase is primarily due to a one-year agreement signed in December 2002 to charter two Douglas DC-8 aircraft in our expedited scheduled freight network. This agreement is with an affiliate of BAX Global and may be cancelled by either party with thirty days' notice. These chartered aircraft allow us to carry the same amount of freight as four of our Boeing 727-200 freighter aircraft, at a more economical rate per hour. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.

Fuel. For the quarter ended March 31, 2003, fuel expense increased in absolute dollars and as a percent of total revenue due to an increase of $0.37, or 48%, in our average cost per gallon of jet fuel in the three months ended March 31, 2003 as compared to three months ended March 31, 2002, which increased our quarter-over-quarter fuel expense by approximately $2.5 million. This was partially offset by an approximately 2% decrease in the number of gallons of jet fuel used in the first quarter of 2003 versus the first quarter of 2002 due to the fleet mix and a jet fuel conservation program that was implemented in the first quarter of 2003. To mitigate the increase in our fuel expense, we implemented a fuel surcharge beginning in the second quarter of 2002.

Maintenance Expense. In the first quarter of 2003, maintenance expense decreased in absolute dollars and as a percentage of total revenue primarily due to accruing fewer reserves for heavy aircraft maintenance. During 2002, we determined that in light of declining fair market values for our Boeing 727 freighter aircraft and the general availability of replacement freighter aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled heavy maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in the first quarter of 2003. We achieved additional savings in our third-party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees.

Freight Handling Expense. In the first quarter of 2003 as compared to the quarter ended March 31, 2002, freight handling expense decreased slightly, despite the fact that we carried 5% more chargeable weight pounds in our expedited scheduled freight network. During the first quarter of 2003, we renegotiated many of our existing freight handling contracts and obtained more favorable rates. In addition, we closed three of our company operated outstations in exchange for third-party freight handling services at lower rates.

Depreciation and Amortization. In the first quarter of 2003, depreciation and amortization expenses declined in absolute dollars and as a percentage of total revenue primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment cost basis.

Operating Overhead. In the first quarter of 2003, operating overhead decreased in absolute dollars due to the reduction in the scope of our operations during the first quarter of 2003 as compared to the first quarter of 2002.

As a percentage of total revenue, operating overhead decreased to 7.9% in first quarter of 2003 from 11.0% in first quarter of 2002. The decrease was primarily due to closing a company operated outstation in July 2002 and eliminating postal operations administrative positions.

GROSS PROFIT

For the quarter ended March 31, 2003, we recognized negative gross profit of $(1.7) million, which was an improvement of $2.4 million, or 58.8%, as compared to the quarter ended March 31, 2002. The improvement was due to reduced expenses as a percent of total revenue in our operations, the December 2002 ACMI contract with BAX Global and improved yield in our expedited scheduled freight business.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $0.2 million, or 7.3%, during the first quarter of 2003 as compared to the first quarter of 2002. The increase is entirely a result of bankruptcy-related expenses as we implemented our plan of reorganization, including issuing our new common stock and reconciling our general unsecured claims. We expect bankruptcy-related expenses to decrease significantly in 2003 as we complete the implementation of our plan of reorganization.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense decreased by $0.4 million, or 75.8%, in first quarter of 2003 as compared to the first quarter of 2002. This decrease is due to a $14.6 million reduction in outstanding debt since April 2002. Reorganization expense decreased $1.9 million, or 100%, to zero in the first quarter of 2003 as compared to the third quarter of 2002 due to our exit from bankruptcy in September 2002. Other income increased by $0.6 million, or 478.7%, in first quarter of 2003 as compared to the first quarter of 2002, due to gains recognized on sales of miscellaneous equipment as we transitioned three of our company operated outstations to third-party service providers.

INCOME TAX BENEFIT

We recognized no tax benefit on our loss for the first quarter of 2003 and 2002, because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the first quarter of 2003 was $4.0 million, a decrease of 56.3%, as compared to the $9.1 million loss from continuing operations in the first quarter of 2002.

LOSS FROM DISCONTINUED OPERATIONS

In the first quarter of 2003, we had no income or loss from our discontinued operations as we disposed of substantially all discontinued operations assets and liabilities in September 2002 in connection with our emergence from bankruptcy. Any remaining assets became property of our parent company. For the quarter ended March 31, 2002, the losses from discontinued operations were attributable to the disposal of assets at less than fair market values.

LIQUIDITY AND CAPITAL RESOURCES

General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our receivables purchase facility with KBK Financial, Inc.

As a result of the bankruptcy process, we significantly reduced our ratio of debt to equity. Substantially all of our debt has been extinguished, retired or converted into equity pursuant to our plan of reorganization, which has simplified our financial obligations and commitments. Although we currently have less liquidity, our debt obligations have also been dramatically reduced.

At March 31, 2003, cash and cash equivalents were $5.4 million as compared to $10.4 million at December 31, 2002. Additionally, at March 31, 2003 and December 31, 2002, we had no funds advanced from our receivables purchase facility and, as a result, $5.0 million was available under that facility.

At March 31, 2003, we had net working capital of $9.1 million as compared to $12.2 million at December 31, 2002. The decrease in our net working capital was primarily due to a decrease in cash partially offset by a decrease in accrued wages.

Our capital expenditures for the remainder of 2003 are currently projected to be less than $1.0 million excluding heavy airframe maintenance and heavy shop visits for engines.

In 2004, the aircraft leases with affiliates of Pegasus Aviation, Inc. and our agreement with the Kitty Hawk Collateral Liquidating Trust under which we currently operate 14 Boeing 727-200 freighter aircraft are scheduled to expire. These 14 aircraft represent a majority of our current operating fleet and will represent an increasing percentage of our operating fleet over time as we take non-economically viable aircraft out of service at their next scheduled heavy maintenance event. There can be no assurance that the lessors or owners of these aircraft will continue to make these aircraft available to us on terms and conditions we find acceptable. We currently believe there are sufficient available aircraft in the market to meet our needs if we are unable to, or decide not to, extend these agreements. However, there may be initial cash requirements or transitional maintenance expenditures to obtain other aircraft or retain some or all of the aircraft covered by these agreements. Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits. For more information on these agreements, see “Item 13. Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Receivables Purchase Facility. We entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization. The receivables purchase facility may be increased up to a $10.0 million facility if KBK Financial obtains a qualified participant. At December 31, 2002 and March 31, 2003, we had no funds advanced under this facility.

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

The receivables purchase facility does not have a stated expiration date, but may be terminated by either party without penalty upon thirty days’ written notice.

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

The promissory note is guaranteed by us and is secured by two Boeing 727-200 airframes and five aircraft engines. At March 31, 2003, we owed 1st Source Bank approximately $3.9 million under this note and the collateral had a carrying value of substantially less than the amount owed. Under these agreements, we are required to perform light and heavy maintenance on the airframes and aircraft engines and to keep them airworthy. These agreements do not have any minimum collateral value or financial covenants.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at March 31, 2003, for the periods shown (dollars in thousands):

Contractual Obligations	Total	Due by December 31, 2003	Due by December 31, 2005	Due by December 31, 2007	Due by January 31, 2020

Debt	$4,055	$1,717	$2,338	$—	$—
Non-aircraft operating leases	39,516	1,030	5,571	5,394	27,521
Aircraft operating leases and use agreements (excluding lease return conditions)	9,810	6,140	3,670	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$53,381	$8,887	$11,579	$5,394	$27,521

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

In 2002 and for the first quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business. However, in the first half of the second quarter of 2003, we have experienced less than expected revenue in our expedited scheduled freight business. Therefore, we do not expect that we will experience normal seasonal trends in the second quarter of 2003. We believe this is a result of the war in Iraq which has had a negative impact on the demand for U.S. domestic expedited freight shipments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, we had outstanding debt of $4.0 million, of which $3.9 million was long-term debt bearing interest at a rate of 8.9% with a maturity date of February 2005.

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

At March 31, 2003, we had approximately $3.9 million outstanding under the 1st Source Bank promissory note and no outstanding balance under our receivables purchase facility. To the extent we use our receivables purchase facility, we will bear interest rate risk on the amount funded. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our exposure to changing interest rates on invested cash is minimal because we invest our cash in a U.S. Treasury backed money-market fund which has low risk and a low interest rate. At March 31, 2003, approximately $5.5 million of our cash was so invested, including approximately $0.7 million of outstanding checks.

We have not undertaken any actions to cover interest rate market risk and are not a party to any interest rate market risk management activities.

A hypothetical 10% decline in market interest rates over the next year would have little impact on our earnings and cash flow because of the fixed rates on our debt.

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

•

Issuance of New Common Stock and Warrants. In return for debt forgiveness, settlements and other compromises, we issued common stock and warrants to acquire common stock to our former creditors in the following amounts:

Creditor	Shares of Common Stock Issued	Shares of Common Stock Represented by Warrants

Holders of our former 9.95% Senior Secured Notes	28,244,655	12,255,315
Trusts for the benefit of our former general unsecured creditors	7,000,000	—
An affiliate of Pegasus Aviation, Inc.	2,500,000	—

Total	37,744,655	12,255,315

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

Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 3003 and is incorporated herein by reference).

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

(b)

Reports on Form 8-K:

On February 7, 2003, we filed a Current Report on Form 8-K reporting that we had filed a motion with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division requesting an order authorizing us to modify the our plan of reorganization to permit us to issue new common stock and warrants to purchase new common stock to certain former holders of our 9.95% Senior Secured Notes that are non-U.S. citizens and to reduce the par value of the new common stock from $0.01 per share to $0.000001 per share. We also reported that the bankruptcy court entered an order on January 31, 2003 approving our modification to our plan of reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

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

May 14, 2003	By:	/s/ ROBERT W. ZOLLER, JR.
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

May 14, 2003	By:	/s/ DREW KEITH
Drew Keith Chief Financial Officer