Form 10-Q
period 2003-06-30
KITTY HAWK INC
filed 2003-08-13
CIK 932110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

    Yes    ☒    No    ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at August 12, 2003 was 37,744,655.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS

	June 30, 2003	December 31, 2002
	(unaudited)

Current assets:
Cash and cash equivalents	$6,085	$10,353
Restricted cash and short-term investments	526	593
Trade accounts receivable, net of allowance for doubtful accounts of $800 and $500, respectively	10,205	11,460
Assets held for sale	1,707	1,862
Inventory and aircraft supplies	5,792	6,014
Deposits and prepaid expenses	1,937	1,698
Prepaid fuel	1,457	967
Other current assets, net	1,094	1,280

Total current assets	28,803	34,227
Property and equipment, net	10,118	12,153
Other assets, net	692	879

Total assets	$39,613	$47,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$2,540	$2,339
Accrued wages	657	2,628
Other accrued expenses	4,447	4,956
Other taxes payable	2,003	1,646
Accrued maintenance reserves	8,057	7,810
Current maturities of long-term debt	2,965	2,640

Total current liabilities	20,669	22,019
Long-term debt	1,211	2,338
Lease return provisions	2,299	2,299
Other long-term liabilities	1,550	1,340

Stockholders’ equity:
Preferred stock, $0.01 par value per share: Authorized shares — 3,000,000, none issued	—	—
Common stock, $0.000001 and $0.01 par value per share at June 30, 2003 and December 31, 2002, respectively; Authorized shares — 62,000,000 at June 30, 2003 and December 31, 2002; issued and outstanding – 37,744,655 and none at June 30, 2003 and December 31, 2002, respectively	—	—
Additional capital	16,600	16,600
Retained earnings (accumulated deficit)	(2,716)	2,663

Total stockholders’ equity	13,884	19,263

Total liabilities and stockholders’ equity	$39,613	$47,259

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Scheduled freight	$29,510	$29,687	$57,939	$54,305
ACMI	1,610	429	3,996	429
Miscellaneous	152	479	321	948

Total revenue	31,272	30,595	62,256	55,682
Cost of revenue:
Flight expense	6,405	6,722	12,668	14,021
Transportation expense	4,695	2,194	10,734	4,317
Fuel expense	7,254	6,755	15,174	12,165
Maintenance expense	2,725	3,073	6,085	7,014
Freight handling expense	6,067	5,840	11,798	11,680
Depreciation and amortization	888	1,377	1,793	3,112
Operating overhead expense	2,210	2,627	4,644	5,414

Total cost of revenue	30,244	28,588	62,896	57,723

Gross profit (loss)	1,028	2,007	(640)	(2,041)
General and administrative expense	2,355	1,640	5,039	4,142

Operating income (loss) from continuing operations	(1,327)	367	(5,679)	(6,183)
Other (income) expense:
Interest expense	103	755	219	1,234
Reorganization expenses	—	1,244	—	3,217
Other, net	(38)	(80)	(519)	47

Loss from continuing operations	(1,392)	(1,552)	(5,379)	(10,681)
Discontinued operations:
Loss from discontinued operations	—	(149)	—	(7,746)

Net loss	$(1,392)	$(1,701)	$(5,379)	$(18,427)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.09)	$(0.11)	$(0.62)

Discontinued operations	$—	$(0.01)	$—	$(0.45)

Total basic and diluted net loss per share	$(0.03)	$(0.10)	$(0.11)	$(1.07)

Weighted average common shares outstanding	49,999,970	17,132,566	49,999,970	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Capital	Retained Earnings (Accumulated Deficit)	Total
	Number of Shares	Amount

Balance at December 31, 2002	—	$—	$16,600	$2,663	$19,263

Net loss	—	—	—	(5,379)	(5,379)

Issue common stock (see Notes 3 and 6)	37,744,655	—	—	—	—

Balance at June 30, 2003	37,744,655	$—	$16,600	$(2,716)	$13,884

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(5,379)	$(18,427)
Subtract: Loss from discontinued operations	—	7,746

Loss from continuing operations	(5,379)	(10,681)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,968	4,300
Gain on disposal of property and equipment	(274)	(77)
Provision for doubtful accounts	265	308
Changes in operating assets and liabilities:
Trade accounts receivable	991	25,144
Inventory and aircraft supplies	123	20
Prepaid expenses and other	(391)	2,293
Accounts payable and accrued expenses	(998)	(869)
Accrued maintenance reserves	247	778

Net cash (used in) provided by operating activities	(3,448)	21,216

Investing activities:
Proceeds from sale of assets	565	320
Redemption of restricted cash	66	2,343
Capital expenditures	(173)	(181)

Net cash provided by investing activities	458	2,482

Financing activities:
Payments on liabilities subject to compromise	—	(41,234)
Proceeds from issuance of debt	439	—
Repayments of long-term debt	(1,717)	(1,414)

Net cash used in financing activities	(1,278)	(42,648)

Cash used in continuing operations	(4,268)	(18,950)
Cash provided by discontinued operations	—	14,812

Net decrease in cash and cash equivalents	(4,268)	(4,138)
Cash and cash equivalents at beginning of period	10,353	13,472

Cash and cash equivalents at end of period	$6,085	$9,334

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for Kitty Hawk, Inc. (the “Company” or “Kitty Hawk”) filed with the Securities and Exchange Commission for the year ended December 31, 2002, are unaudited (except for the December 31, 2002 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company emerged from bankruptcy on September 30, 2002. Therefore, operating results for the three and six month periods ended June 30, 2003 are for the successor company, and the operating results shown for the three and six month periods ended June 30, 2002 are for the predecessor company. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. LEGAL PROCEEDINGS

In July 2002, the Company filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics with the American Arbitration Association to resolve its claim to collect for freight transportation services rendered to EGL in the amount of approximately $3.7 million plus attorneys’ fees. EGL subsequently admitted it owed this amount to Kitty Hawk, but asserted that its counterclaims offset its debt to Kitty Hawk. EGL initially asserted a counterclaim for a pass-through of its aircraft lease obligation to Express One International, Inc. in the amount of $4.1 million under a May 14, 2001 letter agreement between EGL and Kitty Hawk. EGL claimed that under the letter agreement, Kitty Hawk had agreed to assume EGL’s lease obligation to Express One International, Inc. The Company does not believe that the letter agreement obligated the Company to assume EGL’s Express One International, Inc. aircraft lease obligation.

Ten days before the arbitration proceedings began, EGL presented two additional counterclaims. First, it claimed $3.8 million in damages for increased costs of transporting its freight due to the alleged breach of the letter agreement. Second, EGL claimed $10.0 million of lost profits that it claims it would have earned on increased revenues if its relationship with Kitty Hawk under the letter agreement had continued.

The arbitration hearing started on June 9, 2003 and concluded on June 13, 2003. The parties submitted their final post-hearing briefs on July 25, 2003. Under the American Arbitration Association rules, the arbitrators’ award is due on or before August 24, 2003.

The Company is also subject to various other legal proceedings and claims which have arisen in the ordinary course of business.

While the outcome of the legal proceedings and claims described above cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters, other than the EGL matter, will have a material adverse effect on the Company’s business. If the outcome of the EGL matter is not in favor of the

Company, this could have a material adverse effect on the Company’s financial position. Management does not currently believe that EGL will prevail in the matter.

3. BANKRUPTCY PROCEEDINGS

On or about May 1, 2000 (the “Petition Date”), Kitty Hawk and all nine of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). These proceedings were jointly administered under case No. 400-42141-BJH-11.

On August 5, 2002, the Bankruptcy Court entered an order dated August 5, 2002 (the “Confirmation Order”) confirming the Debtors’ Final Joint Plan of Reorganization dated August 2, 2002, with certain modifications (as so modified, the “Plan of Reorganization”). On September 30, 2002, the Plan of Reorganization became effective (the “Effective Date”).

Kitty Hawk and its two wholly-owned subsidiaries, Kitty Hawk Cargo, Inc. (hereafter “Cargo”) and Kitty Hawk Aircargo, Inc. (hereafter “Aircargo”), emerged from bankruptcy on the Effective Date. Prior to the Effective Date, the seven other subsidiaries of Kitty Hawk that filed for bankruptcy were merged with and consolidated into Kitty Hawk pursuant to the Plan of Reorganization. As a result, Kitty Hawk, Cargo and Aircargo are the surviving corporate entities pursuant to the Plan of Reorganization.

Kitty Hawk is a holding company and does not currently have any independent operations. Cargo operates an expedited scheduled freight network through its hub in Fort Wayne, Indiana. Aircargo is a FAR Part 121 certificated air carrier and operates a fleet of Boeing 727-200 cargo aircraft for Cargo and other customers through short-term contracts and ad-hoc charters. The Company continually evaluates businesses and other opportunities, whether or not related to the current businesses, for investment, acquisition and strategic alliances to enhance shareholder value.

Pursuant to the Plan of Reorganization, all of Kitty Hawk’s previously issued common stock and 9.95% Senior Secured Notes due 2004 (the “Senior Notes”) were cancelled as of the Effective Date. Holders of Kitty Hawk’s previously issued and outstanding common stock received no consideration in connection with the cancellation of their shares of common stock.

On or about the Effective Date, in addition to payment of certain administrative claims arising from the Company’s bankruptcy proceedings, the Company delivered $29.1 million to HSBC Bank USA, as successor Trustee and Collateral Trustee (the “Trustee”), for the benefit of the holders of its Senior Notes (the “Noteholders”). The Plan of Reorganization provides for the Company’s former general unsecured trade creditors to receive only shares of common stock in exchange for their claims. The Plan of Reorganization also provided for Aircargo to purchase from affiliates of Pegasus Aviation, Inc. (“Pegasus”) two aircraft and related engines and to continue to lease four aircraft and related engines from affiliates of Pegasus under modified operating leases as a settlement of Pegasus’ claims. The purchase of the two aircraft and related engines from Pegasus occurred in 2002.

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

As of June 30, 2003, the Company has completed all of the cash payments required by the Plan of Reorganization to be made at or near the Effective Date. One administrative claim in the amount of $1.3 million remains. This claim has been disputed and has not yet been resolved by the Bankruptcy Court. This matter is set for mediation on August 15, 2003.

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

4. DISCONTINUED OPERATIONS

Since May 1, 2000, the Company has undergone a significant number of changes in its operations as it initially entered and later prepared to emerge from bankruptcy. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body cargo airline, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for the three and six month periods ended June 30, 2002. There were no discontinued operations during the three and six month periods ended June 30, 2003.

On May 1, 2000, the Company ceased the operations of its wide-body cargo airline and the non-continental U.S. operations of its expedited scheduled freight network. The property and equipment and other assets (inventory and aircraft supplies, airline operating certificates, etc.) related to these operations were taken out of service and either sold in a series of auctions, sold in individual transactions, or title was relinquished to parties with a secured interest in the assets.

Any assets of the discontinued operations which were not sold or otherwise disposed of as of August 31, 2002 became property of the Company when its subsidiaries merged into it prior to the Effective Date and are included in the accompanying balance sheets as continuing operations. These assets are comprised mainly of accounts receivable, various deposits and an office building complex in Michigan and are not revenue producing. Any residual liabilities associated with these operations were treated in accordance with the Company’s Plan of Reorganization.

The following table summarizes the components of the Company’s discontinued operations :

	Three months ended June 30, 2002	Six months ended June 30, 2002
	(in thousands)
Revenue	$—	$516
Operating expenses	178	465
Other (income) expense	(29)	7,797

Loss from discontinued operations	$(149)	$(7,746)

5. SEGMENT REPORTING

The Company’s current continuing operations are comprised of two segments – an expedited scheduled freight network and a cargo airline. The cargo airline supports the expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 cargo aircraft. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.

The Company currently operates a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service. In addition, the Company has business alliances that allow it to provide service to Alaska and Hawaii. As an independent freight network, the Company does not typically provide ground transportation from shippers to the cargo facilities or from the cargo facilities to recipients. As a result, the Company primarily provides freight services to freight forwarders who arrange pick up from shippers and final delivery to recipients. On occasion, the Company arranges for the initial pick up of freight from its customers as well as the final delivery to recipients.

In addition to supporting the expedited scheduled freight network, the cargo airline also provides dedicated air freight services for a variety of third parties. These services are provided under contractual arrangements where the Company provides the aircraft, crew, maintenance and insurance (ACMI). Additionally, the cargo airline performs ad hoc charters for third parties. In support of the expedited scheduled freight network, the cargo airline allocates its cost on a block hour basis, which is reflected as revenue from intersegment operations in the following table.

The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building.

	Scheduled Freight Network	Cargo Airline	Other	Discontinued Operations	Eliminations	Consolidated Balance
	(in thousands)
Successor:
Three months ended June 30, 2003:
Revenue from external customers	$29,510	$1,762	$—	$—	$—	$31,272
Revenue from intersegment operations	—	9,113	—	—	(9,113)	—
Depreciation and amortization	85	803	—	—	—	888
Operating income (loss)	(1,642)	333	(18)	—	—	(1,327)
Interest expense						103
Other income						(38)
Net loss						(1,392)
Total assets	$2,417	$18,749	$18,447	$—	$—	$39,613

Six months ended June 30, 2003:
Revenue from external customers	$57,939	$4,317	$—	$—	$—	$62,256
Revenue from intersegment operations	—	18,065	—	—	(18,065)	—
Depreciation and amortization	176	1,617	—	—	—	1,793
Operating income (loss)	(6,125)	688	(242)	—	—	(5,679)
Interest expense						219
Other income						(519)
Net loss						(5,379)
Total assets	$2,417	$18,749	$18,447	$—	$—	$39,613

Predecessor:
Three months ended June 30, 2002:
Revenue from external customers	$29,687	$908	$—	$—	$—	$30,595
Revenue from intersegment operations	—	11,052	—	—	(11,052)	—
Depreciation and amortization	147	1,230	—	—	—	1,377
Operating income (loss)	463	(97)	1	—	—	367
Interest expense						755
Other expense						1,164
Loss from continuing operations						(1,552)
Total assets	$12,042	$14,408	$432,565	$(208,883)	$(138,370)	$111,762

Six months ended June 30, 2002:
Revenue from external customers	$54,305	$1,377	$—	$—	$—	$55,682
Revenue from intersegment operations	—	24,305	—	—	(24,305)	—
Depreciation and amortization	297	2,815	—	—	—	3,112
Operating loss	(5,290)	(278)	(615)	—	—	(6,183)
Interest expense						1,234
Other expense						3,264
Loss from continuing operations						(10,681)
Total assets	$12,042	$14,408	$432,565	$(208,883)	$(138,370)	$111,762

6. EARNINGS PER SHARE

Predecessor: Basic loss per share, for the three and six month periods ended June 30, 2002, is based upon the weighted average number of common shares outstanding during the period. There were no dilutive shares outstanding during the period presented. All predecessor shares were cancelled pursuant to the Plan of Reorganization (see Note 3).

Successor: Pursuant to the Plan of Reorganization (see Note 3), in March 2003, the Company issued common shares and warrants to purchase common shares to its former creditors. Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating loss per share. These shares are deemed to be outstanding for the entire period presented. Other than the warrants, at June 30, 2003, the Company had no dilutive securities outstanding.

7. RELATED PARTY TRANSACTIONS

The Company has agreements with Pegasus and the Kitty Hawk Collateral Liquidating Trust (the “Trust”) to lease or use aircraft and engines. Each of Pegasus and certain beneficiaries of the Trust own more than 5.0% of New Stock. Additionally, a member of the Company’s board of directors is a managing director of one of the beneficiaries of the Trust. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for more information related to these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. For the six months ended June 30, 2003, we generated approximately 93% of our revenue from our expedited scheduled freight network, which is operated by Kitty Hawk Cargo. Kitty Hawk Aircargo, our cargo airline, supports Kitty Hawk Cargo’s expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 cargo aircraft. Kitty Hawk Aircargo also provides dedicated air freight transportation services for a variety of customers through short-term contracts and ad-hoc charters. In addition, we continually evaluate businesses and other opportunities, whether or not related to our current businesses, for investment, acquisition and strategic alliances to enhance shareholder value.

We currently operate a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service. In addition, we have business alliances that allow us to provide service to Alaska and Hawaii. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. On occasion, we arrange for the initial pick up of freight from our customers as well as the final delivery to recipients.

We emerged from bankruptcy on September 30, 2002 and adopted Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective estimated fair market values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002. Differences between periods due to Fresh Start Accounting are explained as necessary. The discussion that follows represents the operating results of the successor company as compared to the predecessor company and should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue. Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network. Other revenue includes:

•	ACMI revenue, which is generated from contracts with third-parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance, known as ACMI; and

•	Miscellaneous revenue, which is generated from ad hoc charters provided by our cargo airline and freight handling services provided for third-parties during 2002.

Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	crew member wages, benefits, training and travel;
•	operating lease expense for leased aircraft operated by us;
•	insurance costs related to aircraft operated by us; and
•	flight operations and airline management costs, wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:
•	third-party aircraft charter expense;
•	aircraft ground operating costs, such as landing and parking fees charged by airports and cost of deicing aircraft;
•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and
•	pickup and/or final delivery expenses as directed by customers.

•	Fuel, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain aircraft and aircraft engines operated by our cargo airline, including:
•	wages and benefits for maintenance and records personnel;
•	costs for contract mechanics at cargo facility outstations;
•	costs of aircraft parts and supplies; and
•	accruals for light C-checks and heavy shop visits for engines.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;
•	contract services to warehouse, load and unload aircraft principally at cargo facility outstations; and
•	wages and benefits for our outstation cargo facility personnel.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:
•	wages and benefits for operational managers of Kitty Hawk Cargo;
•	expedited scheduled freight network sales and marketing expenses;
•	wages and benefits for customer service personnel;
•	rent and utilities;
•	bad debt expense; and
•	general operational office expenses.

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

Discontinued Operations. Discontinued operations consist of the activities in the three and six months ended June 30, 2002 related to disposing of the assets of Kitty Hawk International, our wide-body cargo airline. This business ceased operating during the bankruptcy proceedings. See “Item 1. Business – Changes in Our Business Operations Since 2000” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Scheduled freight	94.4%	97.0%	93.1%	97.5%
Other	5.6	3.0	6.9	2.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	96.7	93.4	101.0	103.7

Gross profit (loss)	3.3	6.6	(1.0)	(3.7)
General and administrative expenses	7.5	5.4	8.1	7.4

Operating loss from continuing operations	(4.2)	1.2	(9.1)	(11.1)

Other (income) expense:
Interest expense	0.3	2.5	0.4	2.2
Reorganization expense	—	4.1	—	5.8
Other (income) expense	(0.1)	(0.3)	(0.9)	0.1

Total other (income) expense	(0.2)	6.3	(0.5)	8.1

Loss from continuing operations	(4.4)	(5.1)	(8.6)	(19.2)
Loss from discontinued operations	—	(0.5)	—	(13.9)

Net loss	(4.4)%	(5.6)%	(8.6)%	(33.1)%

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2003		2002
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Scheduled freight	$29,510	94.4%	$29,687	97.0%	(0.6)%
Other:
ACMI	1,610	5.1	429	1.4	275.3
Miscellaneous	152	0.5	479	1.6	(68.3)

Total revenue	$31,272	100.0%	$30,595	100.0%	(2.2)%

Scheduled Freight. For the quarter ended June 30, 2003, the decrease in our scheduled freight revenue was primarily due to a decrease of 5.6% in the chargeable weight carried in our expedited scheduled freight network, due to industry trends related to the economy. We believe these industry trends were heavily influenced by increased competition in the heavy freight market, a shift to less expensive alternatives such as long-haul truck services and the war in Iraq that depressed the U.S. domestic economy during the quarter ended June 30, 2003. This decrease was largely offset by a 6.2% increase in our average yield due to price increases, including a fuel surcharge to mitigate increases in our fuel expense.

ACMI. For the quarter ended June 30, 2003, our ACMI revenue was primarily from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. The cancellation was principally due to lower than expected freight volumes during of the first four months of 2003. See also Transportation Expense.

Miscellaneous. For the quarter ended June 30, 2003, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers. During the quarter ended June 30, 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations. This activity ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2003		2002
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Flight expense	$6,405	20.5%	$6,722	22.0%	(4.7)%
Transportation expense	4,695	15.0	2,194	7.2	114.0
Fuel	7,254	23.2	6,755	22.1	7.4
Maintenance expense	2,725	8.7	3,073	10.0	(11.3)
Freight handling expense	6,067	19.4	5,840	19.1	3.9
Depreciation and amortization	888	2.8	1,377	4.5	(35.5)
Operating overhead	2,210	7.1	2,627	8.5	15.9

Total cost of revenue	$30,244	96.7%	$28,588	93.4%	5.8%

Flight Expense. For the quarter ended June 30, 2003, flight expense decreased $0.3 million as a result of reduced aircraft lease expense from renegotiations of our aircraft lease agreements through our bankruptcy proceedings and from the renewal of our aircraft liability insurance in June 2003 at more competitive rates than we experienced in the prior policy year. Additionally, we flew 6.8% fewer block hours in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

As a percentage of our total revenue, flight expense decreased to 20.5% for the quarter ended June 30, 2003 from 22.0% for the quarter ended June 30, 2002. This decrease is due to a shift from flying four of our own aircraft in our expedited scheduled freight network, which is classified as flight expense, to chartering two third-party aircraft, which is classified as transportation expense. The contract to charter the third-party aircraft was cancelled effective May 31, 2003.

Transportation Expense. For the quarter ended June 30, 2003, transportation expense increased $2.5 million, or 114.0%, from the quarter ended June 30, 2002. This increase is primarily due to a one-year agreement signed in December 2002 to charter two Douglas DC-8 aircraft for use in our expedited scheduled freight network. This agreement was with an affiliate of BAX Global and was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200s. However, due to lower than expected demand during of the first four months of 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 aircraft. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.

Fuel. For the quarter ended June 30, 2003, fuel expense increased $0.5 million, or 7.4%, as compared to the quarter ended June 30, 2002. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.10, or 11.0%, for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. However, the number of gallons used during the quarter ended June 30, 2003 decreased 232,000 gallons, or 3.0%, as compared to the quarter ended June 30, 2002. This decrease in fuel consumption was due to utilizing two chartered Douglas DC-8 aircraft during 2003, which are more fuel efficient than utilizing four Boeing 727-200 cargo aircraft in our expedited scheduled freight network. In addition, a jet fuel conservation program was implemented in the first quarter of 2003. Furthermore, to mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge.

Maintenance Expense. For the quarter ended June 30, 2003, maintenance expense decreased in absolute dollars and as a percentage of total revenue primarily due to flying fewer hours and accruing fewer reserves for heavy aircraft maintenance. During 2002, we determined that in light of declining fair market values for our Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled heavy maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in the second quarter of 2003. We achieved additional savings in our third-party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees, as well as using spare parts from our owned aircraft that have been permanently parked.

Freight Handling Expense. For the quarter ended June 30, 2003, freight handling expense increased 3.9% compared to the quarter ended June 30, 2002 despite the fact that we carried 5.6% less chargeable weight pounds in our expedited scheduled freight network. During the first quarter of 2003, we renegotiated many of our outstation freight handling contracts and obtained more favorable rates. In addition, we closed three of our company operated outstations and substituted third-party freight handling services at lower all-in costs. As a result of closing these company operated outstations, costs previously included in operating overhead such as rent and utilities, are now included in freight handling expense. See also Operating Overhead.

Depreciation and Amortization. For the quarter ended June 30, 2003, depreciation and amortization expenses declined in absolute dollars and as a percentage of total revenue primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment net book value.

Operating Overhead. For the quarter ended June 30, 2003, operating overhead decreased in absolute dollars and as a percentage of revenue due to the reduction in the scope of our operations during the second quarter of 2003 as compared to the second quarter of 2002 and due to savings achieved through our new outstation freight handling contracts. The costs related to these contracts are included in freight handling expense.

GROSS PROFIT

For the quarter ended June 30, 2003, we recognized gross profit of $1.0 million, which was a decrease of $1.0 million, or approximately 50.0%, as compared to the quarter ended June 30, 2002. The decrease was primarily due to the lower than expected demand for services as a result of the sluggish U.S. economy, increased competition in the expedited heavy freight market, a shift to use less expensive alternatives such as long-haul truck services, and the war in Iraq.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $0.7 million, or 43.2%, during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase is primarily due to the EGL arbitration expense, trailing bankruptcy expenses related to claims resolution, and expenses related to filing periodic and other reports under the Securities and Exchange Act of 1934. In the quarter ended June 30, 2002, all bankruptcy related expenses are recognized in Reorganization expense and we had lower expenses related to being a publicly held company until we emerged from bankruptcy on September 30, 2002.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense decreased by $0.7 million, or 86.4%, during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This decrease is due to a $10.2 million reduction in outstanding debt since April 2002. Reorganization expense decreased $1.3 million to zero during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 due to our exit from bankruptcy in September 2002. Other income decreased by $42,000, or 53%, for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 due to lower interest income resulting from lower cash balances held after effecting the Plan of Reorganization.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the quarter ended June 30, 2003 was $1.4 million, a decrease of 10.3%, as compared to the $1.6 million loss from continuing operations in the quarter ended June 30, 2002.

LOSS FROM DISCONTINUED OPERATIONS

For the quarter ended June 30, 2003, we had no income or loss from our discontinued operations as we disposed of substantially all discontinued operations assets and liabilities in September 2002 in connection with our emergence from bankruptcy. Any remaining assets became property of Kitty Hawk. For the quarter ended June 30, 2002, the losses from discontinued operations were primarily attributable to the disposal of assets at less than estimated fair market values.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2003		2002
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Scheduled freight	$57,939	93.1%	$54,305	97.5%	6.7%
Other:
ACMI	3,996	6.4	429	0.8	831.5
Miscellaneous	321	0.5	948	1.7	(66.1)

Total revenue	$62,256	100.0%	$55,682	100.0%	11.8%

Scheduled Freight. For the six months ended June 30, 2003, the increase in our scheduled freight revenue was primarily due to an increase of 8.7% in our average yield, as our chargeable weight increased less than 1.0%. The yield increase was due to price increases implemented January 2003 and increases in our fuel surcharges to mitigate increases in our fuel expense.

ACMI. For the six months ended June 30, 2003, our ACMI revenue was derived primarily from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. The cancellation was principally due to lower than expected freight volumes during the first four months of 2003. See also Transportation Expense.

Miscellaneous. For the six months ended June 30, 2003, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers. For the six months ended June 30, 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations. This activity ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2003		2002
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Flight expense	$12,668	20.3%	$14,021	25.2%	(9.6)%
Transportation expense	10,734	17.2	4,317	7.8	148.6
Fuel	15,174	24.4	12,165	21.8	24.7
Maintenance expense	6,085	9.8	7,014	12.6	(13.2)
Freight handling expense	11,798	18.9	11,680	21.0	1.0
Depreciation and amortization	1,793	2.9	3,112	5.6	(42.4)
Operating overhead	4,644	7.5	5,414	9.7	(14.2)

Total cost of revenue	$62,896	101.0%	$57,723	103.7%	9.0%

Flight Expense. For the six months ended June 30, 2003, flight expense decreased $1.4 million as a result of reduced aircraft lease expense from renegotiations of our aircraft lease agreements through our bankruptcy proceedings and savings from the renewal of our aircraft liability insurance. Additionally, we flew 4.9% fewer block hours in the first six months of 2003 as compared to the first six months of 2002.

As a percentage of our total revenue, flight expense decreased to 20.3% for the six months ended June 30, 2003 from 25.2% for the six months ended June 30, 2002. This decrease is due to a shift from flying four of our own aircraft in our expedited scheduled freight network, which is classified as flight expense, to chartering two third-party aircraft, which is classified as transportation expense.

Transportation Expense. For the six months ended June 30, 2003, transportation expense increased $6.4 million, or 148.6%, from the first six months of 2002. This increase is primarily due to a one-year agreement signed in December 2002 to charter two Douglas DC-8 aircraft for use in our expedited scheduled freight network. This agreement was with an affiliate of BAX Global and was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200s. However, due to lower than expected demand during the first four months of 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 aircraft. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.

Fuel. For the six months ended June 30, 2003, fuel expense increased $3.0 million, or 24.7%, as compared to the six months ended June 30, 2002. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.23, or 26.7%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The number of gallons used for the six months ended June 30, 2003 decreased 337,000 gallons, or 2.3%, as compared to the six months ended June 30, 2002. The decrease in fuel consumption was due to utilizing two chartered Douglas DC-8 aircraft during 2003, which are more fuel efficient than utilizing four Boeing 727-200 cargo aircraft in our expedited scheduled freight network. In addition, a jet fuel conservation program was implemented in March 2003. Furthermore, to mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge.

Maintenance Expense. For the six months ended June 30, 2003, maintenance expense decreased in absolute dollars and as a percentage of total revenue primarily due to flying fewer hours and accruing fewer reserves for heavy aircraft maintenance. During 2002, we determined that in light of declining fair market values for our Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled heavy maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense for the six months ended June 30, 2003. We achieved additional savings in our third-party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees, as well as using spare parts from our owned aircraft that have been permanently parked.

Freight Handling Expense. For the six months ended June 30, 2003, freight handling expense increased 1.0% as compared to the six months ended June 30, 2002 despite the fact that we carried less than 1.0% less chargeable weight pounds in our expedited scheduled freight network. During the first quarter of 2003, we renegotiated many of our outstation freight handling contracts and obtained more favorable rates. In addition, we closed three of our company operated outstations in exchange for third-party freight handling services at lower all-in costs. As a result of closing these company operated outstations, costs previously included in operating overhead such as rent and utilities, are now included in freight handling expense. See also Operating Overhead.

Depreciation and Amortization. For the six months ended June 30, 2003, depreciation and amortization expenses declined in absolute dollars and as a percentage of total revenue primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment net book value.

Operating Overhead. For the six months ended June 30, 2003, operating overhead decreased in absolute dollars and as a percentage of revenue due to the reduction in the scope of our operations as compared to the six months ended June 30, 2002 and due to savings achieved through renegotiated outstation freight handling contracts. The costs related to these contracts are included in freight handling expense.

GROSS PROFIT

For the six months ended June 30, 2003, we recognized negative gross profit of $(0.6) million, which was an improvement of $1.4 million as compared to the six months ended June 30, 2002. The improvement was due to reduced expenses as a percent of total revenue in our operations, the December 2002 ACMI contract with BAX Global to provide three Boeing 727-200 cargo aircraft and improved yield in our expedited scheduled freight business.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $0.9 million, or 21.7%, during the first six months of 2003 as compared to the first six months of 2002. The increase is primarily due to the EGL arbitration expense, trailing bankruptcy expenses related to the unsecured trade creditors claims resolution, and expenses for filing periodic and other reports under the Securities and Exchange Act of 1934. In the first six months of 2002, all bankruptcy related expenses were recognized in Reorganization expense and we had lower expenses related to being a public company until we emerged from bankruptcy on September 30, 2002.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense decreased by $1.0 million, or 82.3%, during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease is due to a $39 million reduction in outstanding debt since December 2001. Reorganization expense decreased $3.2 million to zero in the first six months of 2003 as compared to the six months ended June 30, 2002 due to our exit from bankruptcy in September 2002. Other income increased by $0.5 million in first six months of 2003 as compared to the first six months of 2002, due to gains recognized on sales of miscellaneous equipment that became surplus as we transitioned three of our company operated outstations to third-party service providers.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the six months ended June 30, 2003 was $(5.4) million, an improvement of $5.3 million as compared to the $(10.7) million loss from continuing operations for the six months ended June 30, 2002.

LOSS FROM DISCONTINUED OPERATIONS

For the first six months of 2003, we had no income or loss from our discontinued operations as we disposed of substantially all discontinued operations assets and liabilities in September 2002 in connection with our emergence from bankruptcy. Any remaining assets became property of Kitty Hawk. For the six months ended June 30, 2002, the losses from discontinued operations were primarily attributable to the disposal of assets at less than fair market values.

LIQUIDITY AND CAPITAL RESOURCES

General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our receivables purchase facility with KBK Financial, Inc.

At June 30, 2003, cash and cash equivalents were $6.1 million as compared to $10.4 million at December 31, 2002. The decrease in cash of $4.3 million is a result of payments made related to bankruptcy commitments under our Plan of Reorganization, reductions in our outstanding debt obligations and funding our operating losses for the six months ended June 30, 2003. Additionally, at June 30, 2003 and December 31, 2002, we had no funds advanced from our receivables purchase facility and, as a result, up to $5.0 million was available under that facility.

At June 30, 2003, we had net working capital of $8.1 million as compared to $12.2 million at December 31, 2002. The decrease in our net working capital was primarily due to a reduction in cash as stated above and a reduction in accounts receivable due to lower revenue which was partially offset by a decrease in accrued wages.

We anticipate our capital expenditures for the remainder of 2003 to be less than $1.0 million, excluding heavy airframe maintenance and heavy shop visits for engines. During the last six months of 2003, we anticipate heavy maintenance events will be less than $1.0 million. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months.

In 2004, the aircraft leases with affiliates of Pegasus Aviation, Inc. and our agreement with the Kitty Hawk Collateral Liquidating Trust under which we currently operate 14 Boeing 727-200 cargo aircraft are scheduled to expire. These 14 aircraft represent a majority of our current operating fleet and will represent an increasing percentage of our operating fleet over time as we take non-economically viable owned aircraft out of service at their next scheduled heavy maintenance event. There can be no assurance that the lessors or owners of these aircraft will continue to make these aircraft available to us on terms and conditions we find acceptable. We currently believe there are sufficient available aircraft in the market to meet our needs if we are unable to, or decide not to, extend these agreements. However, there may be initial cash requirements or transitional maintenance expenditures to obtain other aircraft or retain some or all of the aircraft covered by these agreements. Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits. For more information on these agreements, see “Item 13. Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Receivables Purchase Facility. We entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization. At December 31, 2002 and June 30, 2003, we had no funds advanced under this facility.

The receivables purchase facility advances funds to us at a rate of 85% of the invoice amount purchased by KBK Financial. All of our invoices are available for sale under the receivables purchase facility. Our invoices may be offered to KBK Financial on a daily basis, and we may offer an unlimited number of invoices, subject to the $5.0 million funding limit. KBK Financial can accept or reject offered invoices and is not obligated to purchase any invoices. KBK Financial exercises control over our incoming receipts via a lockbox in order to ensure that the cash received on purchased invoices is collected. To secure any of our unpaid obligations to KBK Financial, KBK Financial also has liens on our inventory, equipment (excluding airframes and aircraft engines), accounts, accounts and contract rights, contracts, drafts, acceptances, documents, instruments, chattel paper, deposit accounts and general intangibles. The receivables purchase facility does not have any financial covenants tied to our operating performance.

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

Because funds advanced under this facility are considered a contingent sale of the particular invoices sold, we report any funds advanced as a reduction of trade accounts receivables in our consolidated financial statements.

The receivables purchase facility does not have a stated expiration date, but may be terminated by either party without penalty upon thirty days written notice.

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

The promissory note is guaranteed by us and is secured by two Boeing 727-200 airframes and five aircraft engines. At June 30, 2003, we owed 1st Source Bank approximately $3.4 million under this note and the collateral had a carrying value of substantially less than the amount owed. Under these agreements, we are required to perform light and heavy maintenance on the airframes and aircraft engines and to keep them airworthy. These agreements do not have any minimum collateral value or financial covenants.

In July 2003, we completed the sale of our office and warehouse building complex in Ypsilanti, Michigan for net proceeds of $1.0 million. This building was classified as held for sale.

In August 2003, we completed a settlement with one of our cargo aircraft lessors. This aircraft lease was scheduled to expire in December 2003 and we estimated that the remaining payments under the lease combined with the airframe and engine return conditions would have required net cash expenditures of approximately $1.5 million. The settlement of this lease provided for complete satisfaction of all of our financial obligations under the lease and we acquired the Boeing 727-200 cargo aircraft and the three related JT8D-7B engines for $1.3 million.

SEASONALITY OF RESULTS AND OPERATING LEVERAGE

Our current business is seasonal in nature. In a typical calendar year, we experience increasing revenue with each passing quarter, beginning with the first quarter. The U.S. economy entered a downturn in late 2000. During 2001, the demand for our expedited scheduled freight services generally trended downward the entire year. When it became apparent that there would not be an improvement in the third and fourth quarters of 2001, we reduced the size of our expedited scheduled freight network and our expenses as rapidly as possible.

In 2002 and for the first quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business. However, during the second quarter of 2003, we did not experience normal seasonal trends in the scheduled freight business. We believe the lower than normal seasonal trend was a result of the war in Iraq that has had a dampening effect on the demand for U.S. domestic expedited freight shipments, increased competition in the expedited heavy freight market and a shift to use less expensive alternatives such as long-haul truck services.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” concerning our industry, business, operations and financial performance and condition. When we use the words “estimates,” “expects,” “forecasts,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions, we intend to identify forward-looking statements.

We have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions or expectations will prove to be accurate.

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements include, among others:

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

The impact of any terrorist activities or international conflicts on the U.S. and global economies in general, or the transportation industry in particular, could have a material adverse effect on our business and liquidity. Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not experienced any significant changes in our market risk since the disclosures made in Part 1. Financial Information, Item 3. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-Q for the quarterly period ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Controls. There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bankruptcy Proceedings

There have been no significant changes in our bankruptcy proceedings. For a complete discussion of our bankruptcy proceedings, refer to Part II. Other Information, Item 1. Legal Proceedings in our Form 10-Q for the quarterly period ended March 31, 2003. The following issues regarding our bankruptcy proceedings remain open:

•	Unsecured Claims. We are in the process of resolving a number of general unsecured claims which were filed during the bankruptcy proceedings. Once all claims are allowed or dismissed, the 7,000,000 shares of common stock which are currently being held in two trust accounts for the benefit of the general unsecured creditors will be distributed.

•	Administrative Claim. One administrative claim in the amount of $1.3 million remains open. This claim has been disputed and has not yet been resolved by the Bankruptcy Court. This matter is set for mediation on August 15, 2003.

Eagle Global Logistics

In July 2002, we filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics with the American Arbitration Association to resolve our claim to collect for freight transportation services rendered to EGL in the amount of approximately $3.7 million plus attorneys’ fees. EGL subsequently admitted it owed this amount to us, but asserted that its counterclaims offset its debt to us. EGL initially asserted a counterclaim for a pass-through of its aircraft lease obligation to Express One International, Inc. in the amount of $4.1 million under a May 14, 2001 letter agreement signed between EGL and Kitty Hawk. EGL claimed that under the letter agreement, we had agreed to assume EGL’s lease obligation to Express One International, Inc. We do not believe that the letter agreement obligated us to assume EGL’s Express One International, Inc. aircraft lease obligations.

Ten days before the arbitration proceedings began, EGL presented two additional counterclaims. First, EGL claimed $3.8 million in damages for increased costs of transporting its freight due to the alleged breach of the letter agreement. Second, EGL claimed $10.0 million of lost profits that it claims it would have earned on increased revenues if its relationship with us under the letter agreement had continued.

The arbitration hearing started on June 9, 2003 and concluded on June 13, 2003. The parties submitted their final post-hearing briefs on July 25, 2003. Under the American Arbitration Association rules, the arbitrators’ award is due on or before August 24, 2003.

If the outcome of the EGL matter is not in our favor, this could have a material adverse effect on our financial position. We do not currently believe that EGL will prevail in the matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In late July 2003, our board of directors approved the Kitty Hawk 2003 Long Term Equity Incentive Plan and granted 5,125,000 stock options. Kitty Hawk is currently seeking stockholder approval of the plan and the options granted under the plan. For more information, please see our Consent Solicitation Statement filed with the Securities and Exchange Commission in August 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer.
31.2*	—	Certification of Chief Financial Officer.
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003.

KITTY HAWK, INC.

By:	/s/ DREW KEITH
Drew Keith Vice President – Finance and Chief Financial Officer (Authorized officer and principal financial officer)