Form 10-Q
period 2003-09-30
KITTY HAWK INC
filed 2003-11-12
CIK 932110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes    ☒  No  ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at November 12, 2003 was 40,672,584.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,262	$10,353
Restricted cash and short-term investments	526	593
Trade accounts receivable, net of allowance for doubtful accounts of $963 and $500, respectively	12,235	11,460
Assets held for sale	264	1,862
Inventory and aircraft supplies	5,525	6,014
Deposits and prepaid expenses	1,363	1,698
Prepaid fuel	1,255	967
Settlement receivable	3,500	—
Other current assets, net	83	1,280

Total current assets	32,013	34,227
Property and equipment, net	8,986	12,153
Other assets, net	958	879

Total assets	$41,957	$47,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,316	$2,339
Accrued wages	791	2,628
Other accrued expenses	4,439	4,956
Other taxes payable	1,851	1,646
Current portion of accrued maintenance reserves	4,674	1,607
Current portion of lease return provisions	1,551	—
Current maturities of long-term debt	2,895	2,640

Total current liabilities	17,517	15,816
Long-term debt	629	2,338
Lease return provisions	—	2,299
Accrued maintenance reserves	2,577	6,203
Other long-term liabilities	1,427	1,340

Stockholders’ equity:
Preferred stock, $0.01 par value per share: Authorized shares — 3,000,000, none issued	—	—
Common stock, $0.000001 and $0.01 par value per share at September 30, 2003 and December 31, 2002, respectively; Authorized shares — 62,000,000 at September 30, 2003 and December 31, 2002; issued and outstanding – 37,994,655 unrestricted shares and 162,500 restricted shares at September 30, 2003 and none at December 31, 2002	—	—
Additional capital	16,735	16,600
Retained earnings	3,072	2,663

Total stockholders’ equity	19,807	19,263

Total liabilities and stockholders’ equity	$41,957	$47,259

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Scheduled freight	$33,484	$30,492	$91,422	$84,797
ACMI	62	995	4,058	1,424
Miscellaneous	79	158	399	1,106

Total revenue	33,625	31,645	95,879	87,327
Cost of revenue:
Flight expense	6,783	7,342	19,451	21,363
Transportation expense	2,304	2,163	13,038	6,480
Fuel expense	7,539	7,205	22,713	19,370
Maintenance expense	2,793	3,678	8,878	10,692
Freight handling expense	6,232	5,771	18,030	17,451
Depreciation and amortization	1,011	1,388	2,804	4,500
Operating overhead expense	2,166	2,473	6,810	7,887

Total cost of revenue	28,828	30,020	91,724	87,743

Gross profit (loss)	4,797	1,625	4,155	(416)
General and administrative expense	2,119	1,782	7,159	5,924

Operating income (loss) from continuing operations	2,678	(157)	(3,004)	(6,340)
Other (income) expense:
Interest expense	106	899	325	2,133
Reorganization expenses	—	36,412	—	39,629
Income from contract settlement	—	(29,443)	—	(29,443)
Other, net	(3,218)	(1,166)	(3,738)	(1,119)

Income (loss) from continuing operations	5,790	(6,859)	409	(17,540)
Discontinued operations:
Loss from discontinued operations	—	(33,085)	—	(40,831)

Income (loss) before extraordinary item	5,790	(39,944)	409	(58,371)
Extraordinary item, net	—	378,068	—	378,068

Net income	$5,790	$338,124	$409	$319,697

Basic net income (loss) per share:
Continuing operations	$0.12	$(0.40)	$0.01	$(1.02)

Discontinued operations	$—	$(1.93)	$—	$(2.39)

Extraordinary item	$—	$22.07	$—	$22.07

Total basic net income per share	$0.12	$19.74	$0.01	$18.66

Weighted average common shares outstanding	50,025,109	17,132,566	50,008,350	17,132,566

Diluted net income (loss) per share:
Continuing operations	$0.11	$(0.40)	$0.01	$(1.02)

Discontinued operations	$—	$(1.93)	$—	$(2.39)

Extraordinary item	$—	$22.07	$—	$22.07

Total diluted net income per share	$0.11	$19.74	$0.01	$18.66

Weighted average diluted common shares outstanding	50,760,162	17,132,566	50,199,959	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Additional Capital	Retained Earnings	Total
	Number of Unrestricted Shares	Number of Restricted Shares	Amount
Balance at December 31, 2002	—	—	$—	$16,600	$2,663	$19,263
Net income	—	—	—	—	409	409
Issue common stock (see Notes 3 and 6)	37,744,655	—	—	—	—	—
Compensation expense associated with stock option grants (see Note 6)	—	—	—	11	—	11
Issue common stock related to exercise of stock options	250,000	162,500	—	124	—	124

Balance at September 30, 2003	37,994,655	162,500	$—	$16,735	$3,072	$19,807

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Nine months ended September 30,
	2003	2002
Operating activities:
Net income	$409	$319,697
Subtract: Loss from discontinued operations	—	40,831

Income from continuing operations	409	360,528
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	3,063	6,041
(Gain) loss on disposal of property and equipment	(25)	147
Gain on extinguishment of debt	—	(378,068)
Reorganization expense	—	39,629
Compensation expense related to stock options	11	—
Claim settlement	(2,996)	—
Provision for doubtful accounts	348	419
Changes in operating assets and liabilities:
Trade accounts receivable	(1,123)	25,658
Inventory and aircraft supplies	394	(259)
Prepaid expenses and other	526	3,303
Accounts payable and accrued expenses	(2,108)	1,512
Accrued maintenance reserves	(171)	(217)

Net cash (used in) provided by operating activities	(1,672)	58,693

Investing activities:
Proceeds from sale of assets	1,827	461
Redemption of restricted cash	66	827
Buyout of aircraft lease	(1,300)	—
Capital expenditures	(207)	(1,845)

Net cash provided by (used in) investing activities	386	(557)

Financing activities:
Payments on liabilities subject to compromise	—	(67,366)
Proceeds from exercise of stock options	124	—
Proceeds from issuance of debt	440	—
Repayments of long-term debt	(2,369)	(2,261)

Net cash used in financing activities	(1,805)	(69,627)

Cash used in continuing operations	(3,091)	(11,491)
Cash provided by discontinued operations	—	2,629

Net decrease in cash and cash equivalents	(3,091)	(8,862)
Cash and cash equivalents at beginning of period	10,353	13,472

Cash and cash equivalents at end of period	$7,262	$4,610

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

The Company emerged from bankruptcy on September 30, 2002. Therefore, operating results for the three and nine month periods ended September 30, 2003 are for the successor company, and the operating results shown for the three and nine month periods ended September 30, 2002 are for the predecessor company. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts from prior year have been reclassified to conform to the current year presentation.

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

The arbitration hearing started on June 9, 2003 and concluded on June 13, 2003. The parties submitted their final post-hearing briefs on July 25, 2003. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.7 million and denying all of EGL’s counterclaims. On September 8, 2003, EGL timely filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. The award is to be paid pursuant to a mutually agreeable payment schedule. In October 2003, EGL paid Kitty Hawk $1.5 million. The remaining $2.2 million is scheduled to be paid in four quarterly installments of $0.5 million beginning in December 2003, with the balance due in December 2004. The remaining payments owed to Kitty Hawk are secured by a letter of credit.

In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

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

As of June 30, 2003, the Company had completed all of the cash payments required by the Plan of Reorganization to be made at or near the Effective Date. However, one administrative claim in the amount of $1.3 million remained. On August 15, 2003, an unsuccessful mediation was held to resolve the claim. In September 2003 during trial proceedings, Kitty Hawk and the claimant reached a settlement of the dispute and, on September 16, 2003, the bankruptcy court entered an order providing for the claim to be satisfied upon Kitty Hawk’s payment of $53,000 to the claimant. Kitty Hawk made the payment on September 16, 2003. Therefore, as of September 30, 2003, there were no pending claims that could result in material cash payments by Kitty Hawk.

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

4. DISCONTINUED OPERATIONS

Since May 1, 2000, the Company has undergone a significant number of changes in its operations as it initially entered and later prepared to emerge from bankruptcy. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body cargo airline, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for the three and nine month periods ended September 30, 2002. There were no discontinued operations during the three and nine month periods ended September 30, 2003.

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

Any assets of the discontinued operations which were not sold or otherwise disposed of as of August 31, 2002 became property of the Company when its subsidiaries were merged into it prior to the Effective Date and are included in the accompanying balance sheets as continuing operations. These assets were comprised mainly of accounts receivable, various deposits and an office building complex in Michigan (which was subsequently sold in July 2003) and are not revenue producing. Any residual liabilities associated with these operations were treated in accordance with the Company’s Plan of Reorganization.

The following table summarizes the components of the Company’s discontinued operations:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
	(in thousands)
Revenue	$433	$949
Operating expenses	221	686
Other expense	33,297	41,094

Loss from discontinued operations	$(33,085)	$(40,831)

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

The Company currently operates a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service. In addition, the Company has business alliances that allow it to provide service to Alaska and Hawaii. As an independent freight network, the Company does not typically provide ground transportation from shippers to the cargo facilities or from the cargo facilities to recipients. As a result, the Company primarily provides freight services to freight forwarders who arrange pick up from shippers and final delivery to recipients. On occasion, as an additional fee service, the Company arranges for the initial pick up of freight from shippers as well as the final delivery to recipients.

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

	Scheduled Freight Network	Cargo Airline	Other	Eliminations	Consolidated Balance
	(in thousands)
Successor:
Three months ended September 30, 2003:
Revenue from external customers	$33,484	$141	$—	$—	$33,625
Revenue from intersegment operations	—	10,895	—	(10,895)	—
Depreciation and amortization	86	925	—	—	1,011
Operating income	2,693	68	(83)	—	2,678
Interest expense					106
Other income					(3,218)
Net income					$5,790

Total assets	$8,052	$15,919	$17,986	$—	$41,957

Nine months ended September 30, 2003:
Revenue from external customers	$91,422	$4,457	$—	$—	$95,879
Revenue from intersegment operations	—	28,960	—	(28,960)	—
Depreciation and amortization	262	2,542	—	—	2,804
Operating income (loss)	(3,431)	751	(324)	—	(3,004)
Interest expense					325
Other income					(3,738)
Net income					$409

Total assets	$8,052	$15,919	$17,986	$—	$41,957

Predecessor:
Three months ended September 30, 2002:
Revenue from external customers	$30,492	$1,153	$—	$—	$31,645
Revenue from intersegment operations	—	11,790	—	(11,790)	—
Depreciation and amortization	192	1,196	—	—	1,388
Operating income (loss)	(317)	139	21	—	(157)
Interest expense					899
Other expense					5,803
Loss from continuing operations					$(6,859)

Total assets	$3,687	$19,802	$23,865	$—	$47,354

Nine months ended September 30, 2002:
Revenue from external customers	$84,797	$2,530	$—	$—	$87,327
Revenue from intersegment operations	—	36,096	—	(36,096)	—
Depreciation and amortization	489	4,011	—	—	4,500
Operating loss	(6,120)	373	(593)		(6,340)
Interest expense					2,133
Other expense					9,067
Loss from continuing operations					$(17,540)

Total assets	$3,687	$19,802	$23,865	$—	$47,354

6. STOCK OPTIONS

In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (“the Plan”), which provides for the issuance of up to 6,500,000 shares of common stock. Under the Plan, members of the Company’s Board of Directors and management have been granted options to acquire 5,125,000 shares of common stock. The options have an exercise price of $0.30 per share and vest over a period of 36 months for the grants to the Board of Directors and 48 months for the grants to the Company’s management. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has recorded stock-based employee compensation cost related to the grant of options to acquire 5,125,000 shares of common stock, as the fair market value of the underlying common stock on the measurement date exceeded the exercise price of these options by $0.01 per share.

The Company is required to disclose the pro forma effect of accounting for stock options using the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and SFAS Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The Company uses the Black-Scholes option pricing model to calculate the fair value of options for the pro forma disclosures. The key assumptions for this valuation method include the expected life of the option (7 years), stock price volatility (50%), risk-free interest rate (4.684%) and an exercise price ($0.30 per share). Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income, as reported	$5,790	$338,124	$409	$319,697
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards, net of related tax effects	11	—	11	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	207	—	207	—

Pro forma net income	$5,594	$338,124	$213	$319,697

Basic earnings (loss) per share:
Continuing operations – as reported	$0.12	$(0.40)	$0.01	$(1.02)

Continuing operations – pro forma	$0.11	$(0.40)	$0.00	$(1.02)

Discontinued operations – as reported	$—	$(1.93)	$—	$(2.39)

Discontinued operations – pro forma	$—	$(1.93)	$—	$(2.39)

Extraordinary item, net – as reported	$—	$22.07	$—	$22.07

Extraordinary item, net – pro forma	$—	$22.07	$—	$22.07

Total basic earnings per share – as reported	$0.12	$19.74	$0.01	$18.66

Total basic earnings per share - pro forma	$0.11	$19.74	$0.00	$18.66

Diluted earnings (loss) per share:
Continuing operations – as reported	$0.11	$(0.40)	$0.01	$(1.02)

Continuing operations – pro forma	$0.11	$(0.40)	$0.00	$(1.02)

Discontinued operations – as reported	$—	$(1.93)	$—	$(2.39)

Discontinued operations – pro forma	$—	$(1.93)	$—	$(2.39)

Extraordinary item, net – as reported	$—	$22.07	$—	$22.07

Extraordinary item, net – pro forma	$—	$22.07	$—	$22.07

Total diluted earnings per share – as reported	$0.11	$19.74	$0.01	$18.66

Total diluted earnings (loss) per share - pro forma	$0.11	$19.74	$0.00	$18.66

7. EARNINGS PER SHARE

Predecessor: Basic earnings per share, for the three and nine month periods ended September 30, 2002, is based upon the weighted average number of common shares outstanding during the period. There were no dilutive shares outstanding during the period presented. All predecessor shares were cancelled pursuant to the Plan of Reorganization (see Note 3).

Successor: Pursuant to the Plan of Reorganization (see Note 3), in March 2003, the Company issued common shares and warrants to purchase common shares to its former creditors. Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating loss per share. These shares are deemed to be outstanding for the entire period presented. Other than the warrants and stock options (see Note 6), at September 30, 2003, the Company had no other dilutive securities outstanding.

8. RELATED PARTY TRANSACTIONS

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

9. COLLECTIVE BARGAINING AGREEMENT

The pilots of Aircargo, the Company’s air cargo subsidiary, are represented by the Kitty Hawk Pilots Association (“KPA”), which is not currently affiliated with a national labor organization. On October 16, 2003, the KPA ratified a Merger Agreement to merge with the Airline Pilots Association (“ALPA”), a national union representing airline pilots. The Merger Agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The KPA has notified Aircargo that the merger is scheduled to become effective on January 1, 2004.

On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Aircargo. The agreement covers all flight crew members of Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement provides that no pilot who is actively employed and on the payroll of Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that at the third and sixth anniversaries of the agreement, Aircargo and the KPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after sixty days Aircargo and the KPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final offer to final offer or “baseball-style” binding arbitration. Aircargo anticipates that the agreement will be executed and fully implemented by December 1, 2003. Aircargo does not anticipate that the agreement will have a material adverse affect on its costs or operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. For the nine months ended September 30, 2003, we generated approximately 95% of our revenue from our expedited scheduled freight network, which is operated by Kitty Hawk Cargo. Kitty Hawk Aircargo, our cargo airline, provides dedicated air freight transportation services for Kitty Hawk Cargo’s expedited scheduled freight network as well as a variety of customers through short-term contracts and ad-hoc charters. Kitty Hawk Aircargo provides these services using its fleet of owned and leased Boeing 727-200 cargo aircraft. In addition, we continually evaluate businesses and other opportunities, whether or not related to our current businesses, for investment, acquisition and strategic alliances to enhance shareholder value.

We currently operate a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service. In addition, we have business alliances that allow us to provide service to Alaska and Hawaii. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. On occasion, as an additional fee service, we arrange for the initial pick up of freight from shippers as well as the final delivery to recipients.

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

Discontinued Operations. Discontinued operations consist of the activities in the three and nine months ended September 30, 2002 related to disposing of the assets of Kitty Hawk International, our wide-body cargo airline. This business ceased operating immediately prior to the bankruptcy proceedings. See “Item 1. Business – Changes in Our Business Operations Since 2000” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Scheduled freight	99.6%	96.4%	95.4%	97.1%
Other	0.4	3.6	4.6	2.9

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	85.7	94.9	95.7	100.5

Gross profit (loss)	14.3	5.1	4.3	(0.5)
General and administrative expenses	6.3	5.6	7.4	6.8

Operating income (loss) from continuing operations	8.0	(0.5)	(3.1)	(7.3)
Other (income) expense:
Interest expense	0.3	2.8	0.3	2.4
Reorganization expense	—	115.1	—	45.4
Other expense	(9.6)	(96.7)	(3.9)	(35.0)

Total other (income) expense	(9.3)	21.2	(3.6)	12.8

Income (loss) from continuing operations	17.3	(21.7)	0.5	(20.1)
Loss from discontinued operations	—	(104.6)	—	(46.8)
Extraordinary item, net	—	1,194.7	—	432.9

Net income	17.3%	1,068.4%	0.5%	366.0%

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2003		2002
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Scheduled freight	$33,484	99.6%	$30,492	96.4%	9.8%
Other:
ACMI	62	0.2	995	3.1	(93.8)
Miscellaneous	79	0.2	158	0.5	(50.0)

Total revenue	$33,625	100.0%	$31,645	100.0%	6.3%

Scheduled Freight. For the quarter ended September 30, 2003, the increase in our scheduled freight revenue was primarily due to an increase of 10.1% in our average yield due to a higher mix of our higher yielding next-morning freight product and price increases, including a fuel surcharge to mitigate increases in our fuel expense. Our chargeable weight decreased 0.6% from the quarter ended September 30, 2002.

ACMI. For the quarter ended September 30, 2003, our ACMI revenue was primarily from ACMI flights provided by our cargo airline on an ad-hoc basis. We flew less of these flights during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Miscellaneous. For the quarter ended September 30, 2003, our miscellaneous revenue resulted from performing maintenance on an aircraft operated by us, but owned by the Kitty Hawk Collateral Liquidating Trust, on which we were not obligated to perform maintenance under our aircraft use agreement. During the quarter ended September 30, 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations, which ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2003		2002
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Flight expense	$6,783	20.2%	$7,342	23.2%	(7.6)%
Transportation expense	2,304	6.9	2,163	6.8	6.5
Fuel	7,539	22.4	7,205	22.8	4.6
Maintenance expense	2,793	8.3	3,678	11.6	(24.1)
Freight handling expense	6,232	18.5	5,771	18.2	8.0
Depreciation and amortization	1,011	3.0	1,388	4.4	(27.2)
Operating overhead	2,166	6.4	2,473	7.8	(12.4)

Total cost of revenue	$28,828	85.7%	$30,020	94.8%	(4.0)%

Flight Expense. For the quarter ended September 30, 2003, flight expense decreased $0.6 million as a result of reduced aircraft lease expense from renegotiations of our aircraft lease agreements through our bankruptcy proceedings and the purchase of a previously leased aircraft in August 2003. We also generated savings from the renewal of our aircraft liability insurance in June 2003 at more competitive rates than we experienced in the prior policy year. Additionally, we flew 4.5% fewer block hours in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 due to less demand from third party ACMI customers.

As a percentage of our total revenue, flight expense decreased to 20.2% for the quarter ended September 30, 2003 from 23.2% for the quarter ended September 30, 2002. This decrease is due to an increase in our revenue without adding any additional aircraft to our fleet.

Transportation Expense. For the quarter ended September 30, 2003, transportation expense increased $0.1 million, or 6.5%, from the quarter ended September 30, 2002. This increase is primarily due to increased landing and parking rates at the airports serviced by the cargo airline.

Fuel. For the quarter ended September 30, 2003, fuel expense increased $0.3 million, or 4.6%, as compared to the quarter ended September 30, 2002. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.05, or 4.9%, for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Even though we implemented a jet fuel conservation program in the first quarter of 2003 to help lower our overall fuel usage, the number of gallons used during the quarter ended September 30, 2003 remained unchanged at 7.5 million gallons as compared to the quarter ended September 30, 2002 due to increased payloads and additional markets served, among other things. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge, which is included in scheduled freight revenue.

Maintenance Expense. For the quarter ended September 30, 2003, maintenance expense decreased in absolute dollars and as a percentage of total revenue primarily due to flying 4.5% fewer hours and accruing fewer reserves for heavy aircraft maintenance. During 2002, we determined that in light of declining fair market values for our Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft, we would plan to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled heavy maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in the second quarter of 2003. We achieved additional savings in our third-party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees, as well as using spare parts from our owned aircraft that have been permanently parked.

Freight Handling Expense. For the quarter ended September 30, 2003, freight handling expense increased 8.0% compared to the quarter ended September 30, 2002 despite the fact that we carried 0.6% less chargeable weight pounds in our expedited scheduled freight network. During the first quarter of 2003, we renegotiated many of our outstation freight handling contracts and obtained more favorable rates. In addition, we have closed our four company operated outstations and substituted third-party freight handling services at lower all-in costs during 2003. As a result of closing these company operated outstations, costs previously included in operating overhead such as rent and utilities, are now included in freight handling expense. See also Operating Overhead.

Depreciation and Amortization. For the quarter ended September 30, 2003, depreciation and amortization expenses declined in absolute dollars and as a percentage of total revenue primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment net book value.

Operating Overhead. For the quarter ended September 30, 2003, operating overhead decreased in absolute dollars and as a percentage of revenue due to the reduction in the scope of our operations during the third quarter of 2003 as compared to the third quarter of 2002 and due to savings achieved through our new outstation freight handling contracts. The costs related to these contracts are included in freight handling expense.

GROSS PROFIT

For the quarter ended September 30, 2003, we recognized gross profit of $4.8 million, which was an increase of $3.2 million as compared to the quarter ended September 30, 2002. The increase was primarily due to the increase in our overall revenue combined with several cost cutting measures that have been achieved since September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $0.3 million, or 18.9%, during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase is primarily due to professional fees related to our crew member collective bargaining negotiations, various other legal matters, trailing bankruptcy expenses related to claims resolution, and expenses related to filing periodic and other reports under the Securities Exchange Act of 1934. In the quarter ended September 30, 2002, all bankruptcy related expenses are recognized in reorganization expense and we had lower expenses related to being a publicly held company until we emerged from bankruptcy on September 30, 2002.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense decreased by $0.8 million, or 88.2%, during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. This decrease is due to a $37.5 million reduction in outstanding debt since September 2002. Reorganization expense decreased from $36.4 million to zero during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 due to our exit from bankruptcy in September 2002. Other income decreased by $27.4 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Other income for the quarter ended September 30, 2002 resulted from $29.4 million of contract settlement income recognized in August 2002 related to our W-Net US Postal Service contract termination for convenience claim, interest income on cash invested and the recovery of a claim by the predecessor company. Other income for the quarter ended September 30, 2003 relates primarily to the recovery of $2.9 million of bad debt expense and other operating expenses taken in 2001 for the predecessor company related to a dispute with EGL, Inc. (see Part II. Other Information, Item 1. Legal Proceedings — Eagle Global Logistics) and the recovery of retroactive adjustments on a workers compensation policy for the predecessor company.

INCOME FROM CONTINUING OPERATIONS

We generated income from continuing operations for the quarter ended September 30, 2003 of $5.8 million as compared to the $6.9 million loss from continuing operations in the quarter ended September 30, 2002. Income from continuing operations for the quarter ended September 30, 2003 includes the net recovery of $2.9 million related to a dispute with EGL, Inc. which is non-recurring and included in other income.

LOSS FROM DISCONTINUED OPERATIONS

For the quarter ended September 30, 2003, we had no income or loss from our discontinued operations as we disposed of substantially all discontinued operations assets and liabilities in September 2002 in connection with our emergence from bankruptcy. Any remaining assets became the property of Kitty Hawk. For the quarter ended September 30, 2002, the losses from discontinued operations were primarily attributable to the disposal of assets at less than estimated fair market values.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2003		2002
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Scheduled freight	$91,422	95.4%	$84,797	97.1%	7.8%
Other:
ACMI	4,058	4.2	1,424	1.6	185.0
Miscellaneous	399	0.4	1,106	1.3	(63.9)

Total revenue	$95,879	100.0%	$87,327	100.0%	9.8%

Scheduled Freight. For the nine months ended September 30, 2003, the increase in our scheduled freight revenue was primarily due to an increase of 9.2% in our average yield, as our chargeable weight decreased less than 1.0%. The yield increase was due to price increases implemented January 2003, product mix improvements and increases in our fuel surcharges to mitigate increases in our fuel expense.

ACMI. For the nine months ended September 30, 2003, our ACMI revenue was derived primarily from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. The cancellation was principally due to lower than expected freight volumes during March and April of 2003. See also Transportation Expense.

Miscellaneous. For the nine months ended September 30, 2003, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers and from maintenance work on an aircraft operated by us, but owned by the Kitty Hawk Collateral Liquidating Trust, on which we were not obligated to perform maintenance under our aircraft use agreement. For the nine months ended September 30, 2002, our miscellaneous revenue resulted from providing aircraft ground handling for customers at one of our company operated outstations, which ceased in July 2002 when we contracted with a third-party to provide our aircraft ground handling services at this same outstation.

COST OF REVENUE

General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2003		2002
	Cost of Revenue	Percentage of Total Revenue	Cost of Revenue	Percentage of Total Revenue	Percent Change from 2002 to 2003
	(dollars in thousands)
Flight expense	$19,451	20.3%	$21,363	24.5%	(8.9)%
Transportation expense	13,038	13.6	6,480	7.4	101.2
Fuel	22,713	23.7	19,370	22.2	17.3
Maintenance expense	8,878	9.3	10,692	12.2	(17.0)
Freight handling expense	18,030	18.8	17,451	20.0	3.3
Depreciation and amortization	2,804	2.9	4,500	5.2	(37.7)
Operating overhead	6,810	7.1	7,887	9.0	(13.7)

Total cost of revenue	$91,724	95.7%	$87,743	100.5%	4.5%

Flight Expense. For the nine months ended September 30, 2003, flight expense decreased $1.9 million as a result of reduced aircraft lease expense from renegotiations of our aircraft lease agreements through our bankruptcy proceedings and the purchase of a previously leased aircraft in August 2003. We also generated savings from the renewal of our aircraft liability insurance. Additionally, we reduced capacity, increased utilization and flew 4.8% fewer block hours in the first nine months of 2003 as compared to the first nine months of 2002 due to less demand from our third party ACMI customers.

As a percentage of our total revenue, flight expense decreased to 20.3% for the nine months ended September 30, 2003 from 24.5% for the nine months ended September 30, 2002. In addition to the above, this decrease is due to a shift from flying four of our own aircraft in our expedited scheduled freight network, which is classified as flight expense, to chartering two third-party aircraft, which is classified as transportation expense for the first five months of 2003.

Transportation Expense. For the nine months ended September 30, 2003, transportation expense increased $6.6 million, or 101.2%, from the first nine months of 2002. This increase is primarily due to a one-year agreement signed in December 2002 to charter two Douglas DC-8 aircraft for use in our expedited scheduled freight network. This agreement was with an affiliate of BAX Global and was cancelled effective May 31, 2003 pursuant to the contract’s cancellation clause that required 30 days notice by either party. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200s. However, due to lower than expected demand during March and April of 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 aircraft. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.

Fuel. For the nine months ended September 30, 2003, fuel expense increased $3.3 million, or 17.3%, as compared to the nine months ended September 30, 2002. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.16, or 19.1%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The number of gallons used for the nine months ended September 30, 2003 decreased 365,000 gallons, or 1.7%, as compared to the nine months ended September 30, 2002. The decrease in fuel consumption was due to utilizing two chartered Douglas DC-8 aircraft during the first five months of 2003, which are more fuel efficient than utilizing four Boeing 727-200 cargo aircraft in our expedited scheduled freight network. In addition, a jet fuel conservation program was implemented in March 2003. Furthermore, to mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge which is included in scheduled freight revenue.

Maintenance Expense. For the nine months ended September 30, 2003, maintenance expense decreased in absolute dollars and as a percentage of total revenue primarily due to flying 4.8% fewer hours and accruing fewer reserves for heavy aircraft maintenance. During 2002, we determined that in light of declining fair market values for our Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft, we would plan to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled heavy maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense for the nine months ended September 30, 2003. We achieved additional savings in our third-party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees, as well as using spare parts from our owned aircraft that have been permanently parked.

Freight Handling Expense. For the nine months ended September 30, 2003, freight handling expense increased 3.3% as compared to the nine months ended September 30, 2002 despite the fact that we carried 0.5% less chargeable weight pounds in our expedited scheduled freight network. During the first quarter of 2003, we renegotiated many of our outstation freight handling contracts and obtained more favorable rates. In addition, we have closed four of our company operated outstations in exchange for third-party freight handling services at lower all-in costs. As a result of closing these company operated outstations, costs previously included in operating overhead such as rent and utilities, are now included in freight handling expense. See also Operating Overhead.

Depreciation and Amortization. For the nine months ended September 30, 2003, depreciation and amortization expenses declined in absolute dollars and as a percentage of total revenue primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment net book value.

Operating Overhead. For the nine months ended September 30, 2003, operating overhead decreased in absolute dollars and as a percentage of revenue due to the reduction in the scope of our operations as compared to the nine months ended September 30, 2002 and due to savings achieved through renegotiated outstation freight handling contracts. The costs related to these contracts are included in freight handling expense.

GROSS PROFIT

For the nine months ended September 30, 2003, we recognized gross profit of $4.2 million, which was an improvement of $4.6 million as compared to the $0.4 million loss generated in the nine months ended September 30, 2002. The improvement was due to reduced expenses as a percent of total revenue in our operations, the December 2002 ACMI contract with BAX Global to provide three Boeing 727-200 cargo aircraft and improved revenue in our expedited scheduled freight business.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased by $1.2 million, or 20.8%, during the first nine months of 2003 as compared to the first nine months of 2002. The increase is primarily due to professional fees related to our crew member collective bargaining negotiations, various other legal matters, trailing bankruptcy expenses related to the unsecured trade creditors claims resolution, and expenses for filing periodic and other reports under the Securities Exchange Act of 1934. In the first nine months of 2002, all bankruptcy related expenses were recognized in reorganization expense and we had lower expenses related to being a public company until we emerged from bankruptcy on September 30, 2002.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

Interest expense decreased by $1.8 million, or 84.8%, during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease is due to a $37.5 million reduction in outstanding debt since September 2002. Reorganization expense decreased from $39.6 million to zero in the first nine months of 2003 as compared to the nine months ended September 30, 2002 due to our exit from bankruptcy in September 2002. Other income decreased by $26.8 million in first nine months of 2003 as compared to the first nine months of 2002, due to $29.4 million of contract settlement income recognized in August 2002 related to our W-Net US Postal Service contract termination for convenience claim compared to the recovery of $2.9 million of bad debt expense and other operating expenses taken in 2001 for the predecessor company related to a dispute with EGL, Inc. (see Part II. Other Information, Item 1. Legal Proceedings — Eagle Global Logistics) which was recognized in the nine months ended September 30, 2003.

INCOME FROM CONTINUING OPERATIONS

Our income from continuing operations for the nine months ended September 30, 2003 was $0.4 million, an improvement of $17.9 million as compared to the $17.5 million loss from continuing operations for the nine months ended September 30, 2002. The income from continuing operations for the nine months ended September 30, 2003 includes the net recovery of $2.9 million related to a dispute with EGL, Inc. which is non-recurring and included in other income.

LOSS FROM DISCONTINUED OPERATIONS

For the first nine months of 2003, we had no income or loss from our discontinued operations as we disposed of substantially all discontinued operations assets and liabilities in September 2002 in connection with our emergence from bankruptcy. Any remaining assets became the property of Kitty Hawk. For the nine months ended September 30, 2002, the losses from discontinued operations were primarily attributable to the disposal of assets at less than fair market values.

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

At September 30, 2003, cash and cash equivalents were $7.3 million as compared to $10.4 million at December 31, 2002. The decrease in cash of $3.1 million is a result of (i) $2.1 million in payments related to bankruptcy commitments under our Plan of Reorganization, (ii) $1.9 million in net reductions to our outstanding debt obligations and (iii) $1.3 million paid to acquire a Boeing 727-200 cargo aircraft as part of a lease settlement. These expenditures are offset by (i) $1.8 million generated from asset sales and (ii) $0.4 million generated from the cash flows of our operations and other sources. Additionally, at September 30, 2003 and December 31, 2002, we had no funds advanced from our receivables purchase facility and, as a result, up to $5.0 million was available under that facility.

At September 30, 2003, we had net working capital of $14.5 million as compared to $18.4 million at December 31, 2002. The decrease in our net working capital was primarily due to the reduction in cash described above.

We anticipate our capital expenditures for the remainder of 2003 will be less than $1.0 million, excluding heavy airframe maintenance and heavy shop visits for aircraft engines. During the last three months of 2003, we anticipate heavy maintenance events will cost approximately $1.5 million, including the acquisition of and related maintenance for, two Boeing 727-200 advanced cargo aircraft. Based on our current projections, we believe our current assets and cash flows from operations are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months.

Availability of Leased Aircraft. In May 2004, our four aircraft leases with affiliates of Pegasus Aviation, Inc. are scheduled to expire. In September 2004, our agreement with the Kitty Hawk Collateral Liquidating Trust under which we currently operate 10 aircraft is scheduled to expire. These 14 aircraft represent a majority of our current operating fleet and will represent an increasing percentage of our operating fleet over time as we take non-economically viable owned aircraft out of service at their next scheduled heavy maintenance event. There can be no assurance that these aircraft will be available to us on terms and conditions we find acceptable. We currently believe there are sufficient available aircraft in the market to meet our needs if we are unable to, or decide not to, extend these agreements. However, there may be cash requirements or transitional maintenance expenditures to obtain other adequate aircraft or retain some or all of the aircraft covered by these agreements. Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits. For more information on these agreements, see “Item 13. Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Receivables Purchase Facility. We entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization. At December 31, 2002 and September 30, 2003, we had no funds advanced under this facility.

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

Because funds advanced under this facility are considered a sale of the particular invoices sold, we report any funds advanced as a reduction of trade accounts receivables in our consolidated financial statements.

The receivables purchase facility does not have a stated expiration date, but may be terminated by either party without penalty upon thirty days written notice.

1st Source Bank Note. In November 2000, we executed a promissory note and entered into a security agreement with 1st Source Bank to settle lease obligations existing prior to our bankruptcy filing. Under these agreements, 1st Source Bank advanced us approximately $8.5 million. The promissory note bears interest at a fixed rate of 8.9% per annum, provides for monthly principal and interest payments of $202,000, is fully amortizing over the term of the loan and matures in February 2005.

The promissory note is guaranteed by us and is secured by two Boeing 727-200 airframes and five aircraft engines. At September 30, 2003, we owed 1st Source Bank approximately $2.9 million under this note and the collateral had a carrying value of substantially less than the amount owed. Under these agreements, we are required to perform light and heavy maintenance on the airframes and aircraft engines and to keep them airworthy. These agreements do not have any minimum collateral value or financial covenants.

In July 2003, we completed the sale of our office and warehouse building complex in Ypsilanti, Michigan for net proceeds of $1.0 million. This building was classified as an asset held for sale.

In August 2003, we completed a settlement with one of our cargo aircraft lessors. This aircraft lease was scheduled to expire in December 2003 and we estimated that the remaining payments under the lease combined with the airframe and aircraft engine return conditions would have required net cash expenditures of approximately $1.5 million. The settlement of this lease provided for complete satisfaction of all of our financial obligations under the lease and we acquired the Boeing 727-200 cargo aircraft and the three related JT8D-7B aircraft engines for $1.3 million. We expect to operate this aircraft beyond December 2005.

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

In 2002 and for the first quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business. However, during the second quarter of 2003, we did not experience normal seasonal trends in the scheduled freight business. We believe the lower than normal seasonal trend in the second quarter of 2003 was due to, among other things, the war in Iraq that had a dampening effect on the demand for U.S. domestic expedited freight shipments, increased competition in the expedited heavy freight market and a shift to use less expensive alternatives such as long-haul truck services. As a result, Kitty Hawk Cargo reduced capacity and increased utilization on Kitty Hawk Aircargo’s aircraft.

In the third quarter of 2003, we experienced slightly better than normal seasonal trends, somewhat reversing the weak second quarter of 2003. We believe this is in part due to inventories for retail consumer goods, especially electronics, having been managed down to exceptionally low levels in the second quarter of 2003, thus requiring additional expedited freight services to meet current demand. Additionally, we believe we have benefited from what appears to be a general strengthening in the U.S. domestic economy coupled with normal seasonal demand from the automotive and other core industries.

We currently derive substantially all of our revenue from our expedited scheduled freight business. This business has significant operating costs that are fixed and cannot be materially reduced in the short-term if the expedited scheduled freight business does not generate expected levels of revenue. Once revenue reaches the break-even point in a given period, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if revenue does not reach the break-even point in a given period, the operations will sustain losses, which could be significant depending on the amount of the deficit. We have, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for our fleet and for debt service. We also have seasonal working capital needs, because we generate higher revenue in the third and fourth calendar quarters and lower revenue in the first calendar quarter. Funding requirements have historically been met through internally generated funds, bank borrowings, aircraft and other asset sales and from public and private offerings of equity and debt securities. From time to time, we have entered into sale/leaseback transactions to acquire aircraft and may do so in the future.

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

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements include, among others:

•	loss of key suppliers or significant customers;

•	increased competition;

•	limited operating flexibility due to our limited capital resources and liquidity;

•	financial costs and operating limitations imposed by the unionization of our workforce;

•	changes in economic conditions;

•	changes in the cost and availability of jet fuel;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies; and

•	increased foreign political instability and acts of war or terrorism.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Controls. There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bankruptcy Proceedings

Other than settling a $1.3 million administrative claim, there have been no significant changes in our bankruptcy proceedings. For a complete discussion of our bankruptcy proceedings, refer to Part II. Other Information, Item 1. Legal Proceedings in our Form 10-Q for the quarterly period ended March 31, 2003. The following issue regarding our bankruptcy proceedings remains open:

•	Unsecured Claims. We are in the process of resolving a number of general unsecured claims which were filed during the bankruptcy proceedings. Once all claims are allowed or dismissed, the 7,000,000 shares of common stock which are currently being held in two trust accounts for the benefit of the general unsecured creditors will be distributed.

In September 2003, we settled and paid an administrative claim in the amount of $1.3 million for $53,000. This was the last open administrative claim in our bankruptcy proceedings.

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

The arbitration hearing started on June 9, 2003 and concluded on June 13, 2003. The parties submitted their final post-hearing briefs on July 25, 2003. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.7 million and denying all of EGL’s counterclaims. On September 8, 2003, EGL timely filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. The award is to be paid pursuant to a mutually agreeable payment schedule. In October 2003, EGL paid Kitty Hawk $1.5 million. The remaining $2.2 million is scheduled to be paid in four quarterly installments of $0.5 million beginning in December 2003, with the balance due in December 2004. The remaining payments owed to Kitty Hawk are secured by a letter of credit.

Other Proceedings

In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Beginning on August 20, 2003, the Company sought stockholder approval of the Kitty Hawk 2003 Long Term Equity Incentive Plan by the solicitation of written consents in lieu of a stockholder meeting. Receipt of consents approving the plan from holders of a majority of the Company’s issued and outstanding common stock as of the record date of August 1, 2003, was required to approve the plan.

As of September 12, 2003, the Company had received consents approving the plan from holders of 26,664,621 shares, or 70.6%, of the issued and outstanding common stock of the Company as of the record date. The Company received no consents from stockholders either withholding their consent to, or abstaining with respect to, the approval of the plan. No additional consents were received after September 12, 2003, and the Company closed the voting on the plan on September 16, 2003.

ITEM 5. OTHER INFORMATION

Equity Incentive Plan. In late July 2003, our Board of Directors approved the Kitty Hawk 2003 Long Term Equity Incentive Plan and granted stock options to acquire 5,125,000 shares of common stock to our employees and outside directors. In September 2003, our stockholders approved the plan, the previous grants of stock options under the plan and the automatic grants of stock options to our outside directors in the future. The options have an exercise price of $0.30 per share and vest over a period of 36 months for the grants to the Board of Directors and 48 months for the grants to the Company’s management. The options expire ten years from the date of grant. See Part II. Other Information; Item 4. Submission of Matters to a Vote of Security Holders above for more information.

Collective Bargaining Agreement. The pilots of Kitty Hawk Aircargo, our air cargo subsidiary, are represented by the Kitty Hawk Pilots Association, or the KPA, which is not currently affiliated with a national labor organization. On October 16, 2003, the KPA ratified a merger agreement to merge with the Airline Pilots Association, or ALPA, a national union representing airline pilots. This agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The KPA has notified Kitty Hawk Aircargo that the merger is scheduled to become effective on January 1, 2004.

On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Kitty Hawk Aircargo. The agreement covers all flight crew members of Kitty Hawk Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement provides that no pilot who is actively employed and on the payroll of Kitty Hawk Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that at the third and sixth anniversaries of the agreement, Kitty Hawk Aircargo and the KPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after sixty days Kitty Hawk Aircargo and the KPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final offer to final offer or “baseball-style” binding arbitration. Kitty Hawk Aircargo anticipates that the agreement will be executed and fully implemented by December 1, 2003. Kitty Hawk Aircargo does not anticipate that the agreement will have a material adverse affect on its costs or operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Exhibit

10.1*

—     Agreement between Kitty Hawk Aircargo, Inc. and the Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association effective December 1, 2003.

10.2*	— Kitty Hawk, Inc. Term Sheet – Steven E. Markhoff, Esq. Offer of Employment June 1, 2003.

31.1*	— Certification of Chief Executive Officer.

31.2*	— Certification of Chief Financial Officer.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.

KITTY HAWK, INC.

By:	/s/ DREW KEITH
Drew Keith
Vice President – Finance and Chief Financial Officer (Authorized officer and principal financial officer)