Form 10-K
period 2003-12-31
KITTY HAWK INC
filed 2004-03-29
CIK 932110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
Series A Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0.9 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      At March 13, 2004, there were 43,612,306 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders have been incorporated by reference into Part III of this annual report on Form 10-K.

KITTY HAWK, INC.

2003 ANNUAL REPORT ON FORM 10-K

Glossary of Selected Aviation Industry Terms

      The following are definitions of terms commonly used in the aviation industry and this annual report:

      “ACMI” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on a contractual basis, for 30 days or longer.

      “Ad-hoc charter” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on an on-demand basis or on a contractual basis for less than 30 days. Ad-hoc charters may also include other costs to operate the aircraft, including fuel and aircraft handling charges.

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

      “Yield” means revenue expressed on a per chargeable weight pound carried basis in our expedited scheduled freight system. Revenue includes the price charged for our service plus any fuel or security surcharges.

PART I

ITEM 1.	BUSINESS

General

      Through our wholly-owned subsidiary Kitty Hawk Cargo, Inc., we operate a major independent city-to-city expedited scheduled freight network among 52 cities in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service. In addition, we have business alliances that allow us to provide freight service to 17 cities in Alaska and Hawaii. We also seek business alliances to expand our expedited scheduled freight network beyond North America.

      As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. On occasion, for an additional fee, we arrange for the initial pick up of freight from shippers as well as the final delivery to recipients. In November 2003, on a test basis, we began offering an airport-to-door delivery option to a limited number of our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. We began offering this service to all of our customers during March 2004.

      We use aircraft and trucks to transport freight on scheduled routes between the cities in our independent freight network and our hub in Fort Wayne, Indiana. The majority of our freight is large, heavyweight and/or oversized. We also carry small package freight and other freight that cannot be transported readily in other freight systems or on passenger aircraft. In 2003, we generated approximately 96% of our revenue from expedited scheduled freight services.

      Through our wholly-owned subsidiary Kitty Hawk Aircargo, Inc., we also provide air freight transportation services in North America using owned or leased Boeing 727-200 cargo aircraft. We primarily provide these services to our expedited scheduled freight business and on occasion provide these services to third parties on an ad-hoc charter basis as well as through short to medium-term ACMI contracts. On occasion, we supplement our air lift capacity by chartering cargo aircraft from third parties.

      We were incorporated on October 20, 1994, as a Delaware corporation. Kitty Hawk Aircargo was incorporated on January 11, 1989, as a Texas corporation, and Kitty Hawk Cargo was incorporated on April 13, 1999, as a Delaware corporation. Our principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261, and our main telephone number is (972) 456-2200. Other than providing certain services to our wholly-owned subsidiaries, including strategic planning, treasury and accounting functions, human resource management and legal support, Kitty Hawk, Inc. currently does not have any operations separate and apart from those conducted by its subsidiaries. In addition, we continually evaluate businesses and other opportunities, whether or not related to our current businesses, for investment, acquisition and strategic alliances to enhance shareholder value.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are made available free of charge through the Company Information section of our Internet website, http://www.khcargo.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on or linked to our website does not constitute part of this Form 10-K.

Recent Developments

      New Credit Facility. On March 22, 2004, we entered into a revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. The revolving credit facility, or the Credit Facility, provides for borrowings of up to $10.0 million, subject to a borrowing base calculation, and is secured by substantially all of our assets, other than airframes, aircraft engines and aviation parts. In addition, at the same time, we terminated our $5.0 million receivables purchase facility with KBK Financial, Inc. under which there was no outstanding balance and repaid our $1.8 million outstanding debt balance with 1st Source Bank. See

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for more information about the Credit Facility.

      Amendment to Aircraft and Engine Use Agreement. We entered into an amendment to our Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, as of January 1, 2004. The amendment primarily extends, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from September 30, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extends the use of 29 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, we have the option, at our discretion in October 2004, to further extend the leases on two of these airframes from December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008. See “— Aircraft Fleet — Aircraft and Engine Use Agreement” for more information about this amended agreement.

      EGL Arbitration. In July 2002, we filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics, or EGL, with the American Arbitration Association to resolve our claim to collect for freight transportation services rendered to EGL in the amount of approximately $3.7 million plus attorneys’ fees. On August 18, 2003, the arbitrators ruled in our favor, awarding us $3.7 million and denying all of EGL’s counterclaims. The award is being paid pursuant to a mutually agreeable payment schedule. To date, EGL has paid us $2.5 million of the $3.7 million. The remaining $1.2 million is scheduled to be paid in two quarterly installments of $0.5 million in June and September 2004, with the balance due in December 2004. The remaining payments owed to us are secured by a letter of credit which expires in December 2004.

      Stockholder Rights Plan. In January 2004, we adopted a stockholder rights plan, or the Rights Plan, under which each share of common stock is accompanied by one preferred share purchase right, or a Right. Each Right entitles the holder to purchase 1/1000th of a share of Series A Preferred Stock for $10.00, subject to adjustment. In general, the Rights will not become exercisable or transferable apart from the shares of common stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of common stock (any such person or group of persons being referred to as an Acquiring Person). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase a number of shares of common stock having a market value equal to two times the $10.00 purchase price. The Rights will expire in January 2014, unless we redeem them earlier at a redemption price of $0.001 per Right, subject to adjustment. As of March 1, 2004, we had two stockholders, Resurgence Asset Management, L.L.C. and Everest Capital Limited, each of which beneficially owned more than 15% of our common stock. We exempted them and their subsequent transferees from triggering the Rights Plan in limited circumstances.

Bankruptcy Reorganization

      Proceedings under Chapter 11 of the Bankruptcy Code. On or about May 1, 2000, we and all nine of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division. On August 5, 2002, the bankruptcy court entered an order confirming our final joint plan of reorganization. We emerged from bankruptcy on September 30, 2002. In January 2003, the bankruptcy court approved amendments to our plan of reorganization and entered an order confirming our amended plan of reorganization.

      Effects of the Plan of Reorganization. Our plan of reorganization had the following effects, among others:

•	Corporate Reorganization under Chapter 11 Bankruptcy Proceedings. We and our two subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo, emerged from bankruptcy on September 30, 2002. Prior to this date, our seven other subsidiaries that filed for bankruptcy were merged with and consolidated into us pursuant to the plan of reorganization.

•	New Board of Directors and Chief Executive Officer. As of October 1, 2002, James R. Craig, Gerald L. Gitner, Tamir “Thomas” Hacker, Myron Kaplan, John Malloy, Robert Peiser and Tilmon J. Reeves were appointed to our board of directors. In November 2002, Messrs. Craig and Reeves resigned from our board of directors, Robert W. Zoller, Jr. was elected Chief Executive Officer and appointed to our board of directors, and Mr. Gitner was appointed Non-Executive Chairman of the Board. John Malloy, a managing director of Everest Capital Limited, one of our largest stockholders and one of the beneficiaries of the Trust, resigned from our Board of Directors effective February 1, 2004 to focus more time on his other business pursuits.

•	Amended and Restated Certificate of Incorporation. On September 30, 2002, we filed our Second Amended and Restated Certificate of Incorporation authorizing the issuance of up to 65,000,000 shares of capital stock, consisting of 3,000,000 shares of new preferred stock, par value $0.01 per share, and 62,000,000 shares of new common stock (CUSIP No. 498326 20 6), par value $0.01 per share. On February 6, 2003, we filed an amendment to our Second Amended and Restated Certificate of Incorporation to reduce the par value of our common stock to $0.000001 per share.

•	Cancellation of Old Common Stock, Senior Notes and General Unsecured Claims. All of our previously issued common stock (CUSIP No. 498326 10 7) and 9.95% Senior Secured Notes were cancelled as of September 30, 2002. In addition, as of September 30, 2002, the claims of our former general unsecured trade creditors were cancelled. Holders of our previously issued common stock received no consideration in connection with the cancellation of their shares of common stock. Holders of our former 9.95% Senior Secured Notes received cash, common stock and warrants in connection with the cancellation of their notes, and our former general unsecured trade creditors will receive common stock in satisfaction of their claims.

•	Issuance of New Common Stock and Warrants. In March 2003, in return for debt forgiveness, settlements and other compromises, we issued common stock and warrants to acquire common stock to our former creditors in the following amounts:

		Shares of
	Shares of	Common Stock
	Common Stock	Represented by
Creditor	Issued	Warrants

Holders of our former 9.95% Senior Secured Notes	28,244,655	12,255,315
Trusts for the benefit of our former general unsecured trade creditors	7,000,000	—
An affiliate of Pegasus Aviation, Inc.	2,500,000	—

Total	37,744,655	12,255,315

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

•	Aircraft and Engine Use Agreement. On September 30, 2002, we entered into a two year Aircraft and Engine Use Agreement with the Trust to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes. The holders of our former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. We amended this agreement effective January 1, 2004 primarily to extend the lease terms on 11 airframes and 29 aircraft engines. See “— Aircraft Fleet — Aircraft and Engine Use Agreement” for more information about this amended agreement.

•	Aircraft Leases and Purchases. On October 1, 2002, Kitty Hawk Aircargo entered into four operating leases for Boeing 727-200 cargo aircraft with affiliates of Pegasus Aviation, Inc., or

Pegasus Aviation. Each of these leases expire in May 2004. In addition, in June 2002 and December 2002, Kitty Hawk Aircargo purchased two Boeing 727-200 cargo aircraft from affiliates of Pegasus Aviation. Each of the six aircraft were previously leased and operated by us. See “— Aircraft Fleet — Aircraft Leases” for more information about these leases.

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

Industry Overview

      The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Much of the freight shipped in the U.S. is transported on an expedited or “time-definite” basis. Expedited freight transit times vary from a few hours or overnight to as long as two, three or four days. Expedited freight includes freight of varying sizes and weights, from as small as envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.

      In the expedited freight segment, there is generally an inverse relationship between cost per pound transported and transit time. As a result, shippers typically pay the highest cost per pound for the quickest transit times. As transit times increase, the cost per pound transported generally decreases.

      The expedited freight market is generally served by:

•	cargo airlines that provide charter or on-demand services, as opposed to medium and long-term air freight transportation services;

•	cargo airlines that contract with freight forwarders and airlines to provide medium and long-term air freight transportation services;

•	package delivery companies that provide express door-to-door service;

•	freight carriers that provide scheduled door-to-door freight delivery services using networks similar to our expedited scheduled freight network;

•	trucking companies that utilize all-truck networks generally offering two, three and four day services door-to-door or city-to-city on a common-carrier less-than-truckload basis; and

•	trucking companies that utilize trucks on a single-haul truck-load basis.

      We generally compete in the inter-city, heavy weight expedited freight segment of the U.S. freight transportation industry. This segment of the industry is highly competitive and very fragmented. The ability to effectively compete in this segment depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability.

      A number of expedited freight transportation companies, including us, provide a combination of delivery services. Specifically, our expedited scheduled freight business provides regularly scheduled freight delivery services between various cities, and our cargo airline on occasion provides ad-hoc charters or ACMI services to customers needing air lift for a specified period of time.

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

      In 2003, we believe the U.S. air freight transportation market was negatively impacted by the war in Iraq and the general downturn in the world economy, particularly in the U.S. We believe the U.S. air freight transportation market could improve in 2004 if the U.S. economy strengthens, particularly in the manufacturing sectors.

Expedited Scheduled Freight Services

      General. We operate a major independent city-to-city expedited scheduled freight network that provides time-definite transportation of predominantly heavy weight freight to and from 52 cities in the continental U.S. and selected cities in Canada through a hub and spoke network. In addition, we have business alliances that allow us to provide freight services to 17 cities in Alaska and Hawaii. We also seek business alliances to expand our expedited scheduled freight network beyond North America. Most of the freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city.

      The sorting facility in Fort Wayne, Indiana is a 239,000 square foot facility constructed to meet the specific requirements of our expedited scheduled freight service and was completed in June 1999. We believe the sorting facility is capable of handling well over 2.0 million pounds on a given operational night, or about three times as much freight as we handled on an average operational night in 2003 and 2002.

      Our expedited scheduled freight service currently transports freight by aircraft to and from airports located in 24 cities. In addition, we contract with third parties to provide ground transportation to 28 other cities at which we receive and deliver freight at scheduled times. We also have business alliances to provide air service to 17 additional cities in Alaska and Hawaii. We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana which is operated by our employees. We continually evaluate the cities in our expedited scheduled freight network and add and remove cities as circumstances warrant.

      In general, we transport the following types of freight:

•	heavy weight freight that cannot be readily handled by a person;

•	hazardous materials that cannot be transported on passenger aircraft;

•	dimensionally oversized freight that cannot fit in passenger aircraft cargo holds;

•	freight requiring special handling or that must be attended in flight;

•	small packages; and

•	live animals.

      Our expedited scheduled freight service caters primarily to freight forwarders and logistics companies that typically arrange transportation from the shipper to our cargo facility in the city of origin and from our cargo facility in the city of destination to the recipient. We offer our customers two levels of delivery services, including overnight or next-day morning and second-day morning delivery to our cargo facility in the city of destination. Freight received each evening is available at our cargo facility in the city of destination on the morning specified by our customer, Tuesday through Saturday, throughout the year. In

November 2003, we contracted with local cartage agents in major metropolitan areas in the continental U.S. to offer an airport-to-door delivery service on a test basis to a limited number of our customers. We began offering this service to all of our customers in March 2004. In 2003, we generated $127.4 million of revenue, or 96.2% of our total revenue, from expedited scheduled freight services.

      Customers. We currently have over 550 active freight forwarder and logistics company customers. In 2003, our top 25 customers accounted for over 72% of our expedited scheduled freight revenue, and our top five customers accounted for over 38% of our expedited scheduled freight revenue.

      The following table lists each customer that accounted for at least 5% of our expedited scheduled freight revenue in 2003 and the percentage of our expedited scheduled freight revenue derived from those customers in 2003 and 2002.

	2003		2002

		Percentage of		Percentage of
		Expedited Scheduled		Expedited Scheduled
Customer	Revenue	Freight Revenue	Revenue	Freight Revenue

	(Dollars in thousands)
Pilot Air Freight, Inc.	$16,610	13.0%	$13,734	11.8%
Eagle Global Logistics, Inc.(1)	11,192	8.8	7,849	6.8
AIT Freight Systems, Inc.	10,350	8.1	11,253	9.7

(1)	The revenue from Eagle Global Logistics, Inc. does not include approximately $3.0 million of income generated from our EGL, Inc. arbitration award. See “— Recent Developments — EGL Arbitration.”

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

      As part of our strategic planning activities for our expedited scheduled freight services network, we periodically meet with our customers to determine their projected needs for expedited freight services and the geographic areas where they need service. We use this information to determine if our service levels, service areas and capacity are adequate to meet the demands of our customers.

      Competition. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies for deliveries of less than 1,000 mile distances and integrated freight transportation companies, such as FedEx and United Parcel Service. Many of our competitors have substantially larger freight networks, serve significantly more cities, and have considerably more freight system capacity, capital and financial resources than we do.

Air Freight Transportation Services

      General. Currently, Kitty Hawk Aircargo primarily provides air freight transportation services for our expedited scheduled freight business. In addition, Kitty Hawk Aircargo provides ACMI and ad-hoc charter transportation services for a limited number of customers. During 2003, we generated $3.4 million in revenue from ACMI contracts and $1.5 million in revenue from ad-hoc charters. By offering ACMI and ad-hoc charter services in addition to our expedited freight services, we are able to improve the utilization of our aircraft fleet and generate additional revenue.

      ACMI Contracts. Our ACMI contracts with third parties typically require us to provide the aircraft, crew, maintenance and insurance. In a typical ACMI contract, our customers are responsible for substantially all aircraft operating expenses, other than ACMI expenses, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ACMI contracts have a term of 30 days or more and generally provide for a minimum monthly revenue guarantee. In general, ACMI contracts are terminable upon 30 days’ prior written notice or if we fail to meet certain minimum performance levels.

      Ad-hoc Charters. The terms of our ad-hoc charter contracts vary from an ACMI-type arrangement to us being responsible for substantially all aircraft operating costs, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ad-hoc charter arrangements and contracts have terms of less than 30 days and may provide for a minimum daily revenue guarantee.

      In December 2002, we entered into a one-year ACMI contract to provide BAX Global with three Boeing 727-200 cargo aircraft. The parties agreed to terminate this contract in May 2003 due to lower than expected freight volumes in March and April 2003.

Aircraft Fleet

      Owned Aircraft. At February 29, 2004, we owned 11 Boeing 727-200 cargo aircraft of which seven were operating in revenue service. Of the remaining four, we temporarily parked three aircraft which require heavy maintenance and permanently parked one aircraft that we deemed uneconomical to return to revenue service. We expect to place two of these temporarily parked aircraft back into revenue service during the second quarter of 2004. As of March 15, 2004, we do not expect to return the third temporarily parked aircraft to revenue service during 2004.

      Aircraft and Engine Use Agreement. In September 2002, we entered into an Aircraft and Engine Use Agreement with the Trust. As of February 29, 2004, the beneficiaries of the Trust beneficially owned at least 45% of our common stock, consisting of 18,412,050 shares of our outstanding common stock and warrants to purchase 6,860,258 shares of our common stock. In addition, John M. Malloy, a former member of our board of directors, is a managing director of Everest Capital Limited, which is one of our largest stockholders and one of the beneficiaries of the Trust.

      The Aircraft and Engine Use Agreement makes 12 Boeing 727-200 airframes and 33 aircraft engines available to us for operation by Kitty Hawk Aircargo. The Aircraft and Engine Use Agreement requires us to pay for a minimum use of the airframes and aircraft engines, regardless of our actual usage. Since the inception of this agreement, we have used and currently project to use these airframes and aircraft engines more than these monthly minimums require. During 2003, we paid the Trust $5.9 million for the use of airframes and engines under this arrangement. In addition, the Trust reimbursed us $2.6 million for heavy maintenance costs which we paid on behalf of the Trust in accordance with the agreement.

      At March 15, 2004, we were operating 11 of these Boeing 727-200 cargo aircraft in revenue service. Under the terms of a settlement with the U.S. Postal Service, one of the 12 aircraft is currently unavailable for revenue service despite being economically viable to operate. We do not currently anticipate using this aircraft in revenue service in the future. Under the terms of the Aircraft and Engine Use Agreement governing this aircraft, we pay only the storage, ground risk insurance and incidental costs for this aircraft unless we operate it in revenue service.

      We entered into an amendment to the Aircraft and Engine Use Agreement effective January 1, 2004. The amendment extends, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes we are currently operating from September 30, 2004 to the following dates:

Number of Airframes	New Expiration Date

5	December 31, 2004
1	September 30, 2005
1	December 31, 2005
1	March 31, 2006
1	June 30, 2006
2	December 31, 2006

      The amendment also extends the use of 29 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, we have the option, at our discretion in October 2004, to further extend the leases on four of the five airframes whose leases now expire on December 31, 2004. For two of these airframes, the leases may be further extended up to December 31, 2007. For the other two of these airframes, the leases may be further extended up to June 30, 2008.

      Pursuant to these extension options, we will be required to meet minimum block hour flown guarantees for both the engines and airframes and will be required to share the costs of heavy maintenance events and compliance with airworthiness directives for installation of Traffic Collision Avoidance System, Enhanced Ground Proximity Warning System/ Terrain Avoidance Warning System and Reduced Vertical Separation Minimums equipment. The Trust will contribute a specified dollar amount towards these maintenance events and airworthiness directives. At this time, we anticipate that our portion of these maintenance events and airworthiness directives for each of these four option aircraft will cost us between $250,000 and $500,000 per airframe. In the event we exercise these options, the majority of the costs will be incurred in 2005.

      Aircraft Leases. In October 2002, we entered into four new operating leases for Boeing 727-200 cargo aircraft with affiliates of Pegasus Aviation with monthly lease rates ranging from $65,000 to $85,000. Each of these leases expires in May 2004. In addition to lease payments, we make monthly maintenance reserve payments in an amount determined by the flight hours or cycles of utilization during the previous month. When the leases expire, we must return each aircraft to the lessor with the same number of available flight hours or cycles on the airframe, engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time we originally took delivery of each of the aircraft. Each of the airframes had just undergone light or heavy maintenance when we originally took delivery of them. Under the leases, instead of performing heavy maintenance on each of the airframes prior to returning them, we may instead pay the lessor $750,000 per airframe. The $750,000 payment will be reduced by the amount of maintenance reserves paid to the lessor under the leases.

      Future Aircraft Needs. We currently anticipate that we will need 18 operational aircraft through 2004 to meet our projected needs for our expedited scheduled freight service business. While some owned and leased aircraft will require heavy maintenance during 2004, we believe that the combined pool of owned and leased aircraft available to us will provide us with enough aircraft to meet our projected aircraft needs in 2004.

      In the event our current Boeing 727-200 cargo aircraft fleet is not adequate to meet our aircraft demands, we may need to use financing arrangements, lease contracts or other operational agreements to replace or supplement our air lift capacity. Currently, we believe that a sufficient number of Boeing 727-200 cargo aircraft are available if such a need arises. Replacing our Boeing 727-200 cargo aircraft with other Boeing 727-200 cargo aircraft or another aircraft type may result in higher lease costs, operating costs and cash requirements than what we are currently experiencing. Without adequate aircraft at an economically viable cost, we may not be able to continue to operate our businesses or generate operating income or profits.

      We are in discussions with various aircraft lessors and we are currently evaluating the number and type of aircraft in our fleet and may add or remove aircraft or add new types of aircraft as circumstances warrant.

      2003 Aircraft Acquisitions. In December 2000, we amended an operating lease for one Boeing 727-200 cargo aircraft with an affiliate of Wren Equipment Finance Limited. This lease had an expiration date of December 2003. In August 2003, we purchased this aircraft from the lessor for $1.3 million as part of a settlement of the lease return conditions.

      In November 2003, we purchased two Boeing 727-200 cargo airframes together with five aircraft engines from Transamerica Aviation LLC for $600,000.

Flight Operations and Control

      Our aircraft operations are coordinated by our personnel at our headquarters at the Dallas/ Fort Worth International Airport. Our dispatch and flight operations personnel plan and control our flight operations, including aircraft dispatching, flight tracking and crew scheduling. In addition, our personnel provide varying amounts of logistical support necessary for operating into airports served by our flights.

      To enhance the reliability of our service, it is our policy to have available at least one operational spare aircraft at all times. The spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed. Maintaining one or more operational spare aircraft allows us to better ensure the availability of aircraft for our expedited scheduled freight operations and to provide our ACMI and ad-hoc charter customers with high dispatch reliability.

Maintenance

      We perform line maintenance with our own employees, contract employees and third party contractors. Heavy airframe maintenance and aircraft engine overhauls are provided by third party FAA approved FAR Part 145 repair stations. Maintenance performed by third parties is overseen by us. We do not have any long-term maintenance contracts for our airframes or aircraft engines.

Training and Safety

      We believe that high quality personnel, intensive training programs and quality assurance are keys to our success and operating at the highest level of safety and regulatory compliance. As a result, we hire experienced flight crews and maintenance personnel and ensure that both receive ongoing training through educational workshops, enhanced training curriculums, on the job training and, in the case of pilots, extensive simulator use. In March 2004, the FAA awarded us a third consecutive Certificate of Excellence — Diamond Award because the majority of our eligible mechanics received aviation maintenance technician awards from the FAA for 2003. The Diamond Award is the highest award given to aviation maintenance technicians and airlines by the FAA and recognizes individuals as well as airlines for their efforts in training. We have an ongoing safety program that employs an industry standard database to track safety performance. Additionally, we have a FAA-designated Director of Safety as well as active safety committees throughout our company. Open facsimile and phone lines are available for employees to report safety problems, which are entered into the database and monitored for any recurrence. Direct communication between flight crews, maintenance and management is available at all times through our dispatch system.

Sales and Marketing

      Our current marketing focus is on users of air freight transportation services. We use different sales and marketing approaches to meet the unique needs of different users within our target market and to achieve our goal of maintaining long-term relationships with our customers. We promote our business through trade specific publications and trade shows, but do not engage in mass media advertising. We believe that retaining existing customers is as equally important as generating new customers and is a direct result of customer satisfaction. We continue to upgrade our database, information software and tracking systems to maintain high quality service.

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

Employees

      General. At February 29, 2004, we employed 619 full-time and part-time employees. Of this total, 76 employees were involved in management, sales, marketing, general and administrative functions, 304 employees were involved in our Fort Wayne, Indiana hub operations and 239 employees were involved in maintenance and flight operations, including 138 flight crew members. Other than our flight crew members, our employees are not currently represented by labor unions or subject to collective bargaining agreements. We believe we have good relationships with our employees.

      Airline Pilots Association International. The pilots of Kitty Hawk Aircargo were represented by the Kitty Hawk Pilots Association, or KPA. On October 16, 2003, the KPA ratified a merger agreement to merge with the Airline Pilots Association International, or ALPA, a national union representing airline pilots. The merger agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The merger became effective on January 1, 2004.

      On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Kitty Hawk Aircargo. The agreement covers all flight crew members of Kitty Hawk Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement provides that no pilot who is actively employed and on the payroll of Kitty Hawk Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that at the third and sixth anniversaries of the agreement, Kitty Hawk Aircargo and the KPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after 60 days Kitty Hawk Aircargo and the KPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final position to final offer or “baseball-style” binding arbitration. The agreement was fully implemented on December 1, 2003. Kitty Hawk Aircargo does not anticipate that the agreement will have a material adverse affect on its costs or operations.

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

      Currently, we are not aware of any material environmental contamination for which we are liable for the cost of removal or cleanup that we believe would have a material adverse effect on our business. In part because of the highly industrialized nature of many of the locations at which we currently operate or previously operated, there can be no assurance that all environmental contamination has been discovered for which we may be held partially or fully responsible.

Government Regulation

      General. We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the Transportation Security Administration, or TSA, the Department of Defense and the Environmental Protection Agency. For example, the Transportation Security Administration has adopted recent regulations requiring the security screening of cargo and has recently been granted authority to levy civil penalties for security violations of their regulations. The DOT, Department of Homeland Security, TSA and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations.

      Safety, Training and Maintenance Regulations. Virtually every aspect of our cargo airline is subject to extensive regulation by the FAA, including the areas of safety, training and maintenance. To ensure compliance with FAA rules and regulations, the FAA routinely inspects air carrier operations and aircraft and can impose civil monetary penalties in the event of non-compliance.

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

      Hazardous Materials Regulations. The FAA exercises regulatory jurisdiction over transporting hazardous materials. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability as well as substantial monetary penalties.

      Other FAA Regulations. All of our aircraft are subject to FAA directives issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue. In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial. For example, we will have to install collision avoidance systems on our aircraft by December 2004 and will be required to reinforce cockpit doors. Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications.

      Department of Homeland Security; Transportation Security. As a result of the passage of the Aviation and Transportation Security Act, the Congress created the Transportation Security Administration, or TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. The TSA implemented various new regulations during 2003 involving the security screening of cargo. At this time, the implementation of these new regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on our ability to efficiently process cargo or otherwise materially increase our operating costs.

      The Department of Homeland Security has also taken over many departments and functions that regulate various aspects of our business, such as the U.S. Customs Service, and has formed a Border and Transportation Directorate. The Department of Homeland Security’s oversight of these operations and functions may affect us in ways that cannot be predicted at this time.

      Stock Ownership by Non-U.S. Citizens. Under current federal law, our cargo airline could cease to be eligible to operate as a cargo airline if more than 25% of our voting stock were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air carrier certificate, our president and two-thirds of our directors and officers must be U.S. citizens.

      All of our directors and officers are U.S. citizens. Our Second Amended and Restated Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22.5% of the votes voting on or consenting to any matter, and our Second Amended and Restated Bylaws do not permit non-U.S. citizens to serve as directors or officers.

Insurance

      We are vulnerable to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property.

      We are required by the DOT to carry liability insurance on each of our aircraft and many of our aircraft leases and contracts also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft liability insurance for each aircraft in revenue service in amounts that we believe are consistent with industry standards. All-risk aircraft hull and war risk insurance is maintained for all aircraft in revenue service. This all-risk hull insurance is subject to substantial deductibles at levels that we believe are common in the industry. We maintain only ground risk insurance on aircraft that are not in revenue service. We maintain minimum cargo liability insurance if not provided by our customers under contracts. In the aggregate, we currently believe that we will be able to renew our insurance policies at comparable premium levels and with the same levels of coverage as we have experienced in the past.

      Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. We also maintain business interruption insurance if an aircraft is damaged. Substantial claims resulting from an accident could have a material adverse effect on our business. We attempt to monitor the amount of liability insurance maintained by the third party providers of ground handling services and operators of chartered aircraft and trucks used in our expedited scheduled freight network through, among other things, the obtaining of certificates of insurance.

ITEM 2.	PROPERTIES

      Our facilities generally consist of office space, crew lounge, hangars, sorting facilities, maintenance facilities and warehouse and storage space. All of our major operating facilities are constructed on property leased from airport owners. As a result, the improvements to these facilities revert to the owner when the ground lease expires.

      We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. and Canada. These agreements generally relate to our use of airport facilities, but may also include leases or licenses to use ramp areas and hangar and maintenance space. In addition, at March 15, 2004, we owned 11 Boeing 727-200 cargo aircraft, various aircraft engines and various ground handling and sorting equipment.

      The following is a summary of our major operating facilities:

			Owned/
Location	Use of Space	Square Feet	Leased

Dallas/Fort Worth International Airport, Texas	Company headquarters and maintenance facility	43,400	Owned (1)
Dallas/Fort Worth International Airport, Texas	Offices and warehouse	48,000	Leased
Fort Wayne, Indiana	Office and sorting facilities	239,000	Leased

(1)	We own the building and improvements and lease the land from the airport.

ITEM 3.	LEGAL PROCEEDINGS

      General Motors. General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named us as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against us. The parties have agreed that the indemnification claim will be heard in the bankruptcy court in Fort Worth, Texas and that we will be dismissed from the litigation in Wayne County, Michigan. While we cannot predict the outcome of this claim at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ allegations. No amounts have been accrued for this contingency.

      Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matter to our stockholders during the fourth quarter of 2003.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers are as follows:

Name	Age	Position(s)

Robert W. Zoller, Jr.	57	Chief Executive Officer, President and Director
Randy S. Leiser	45	Vice President and Chief Financial Officer
Steven E. Markhoff	37	Vice President Strategic Planning, General Counsel and Corporate Secretary
Toby J. Skaar	38	Vice President and General Manager of Kitty Hawk Cargo, Inc.
Jessica L. Wilson	35	Chief Accounting Officer

      Robert W. Zoller, Jr. has served as a member of our board of directors and as our Chief Executive Officer and President since November 2002. From April 2002 until November 2002, Mr. Zoller was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. Mr. Zoller served as President and Chief Operating Officer of Hawaiian Airlines, Inc. from December 1999 to April 2002. Mr. Zoller served as Senior Vice President Maintenance and Engineering for AirTran Airways, Inc. from March 1996 to December 1999, Vice President Operations for American Airlines/ AMR Eagle from September 1987 to March 1996, and Director of Flight Operations for Pacific Southwest Airlines, Inc. from July 1979 to September 1987. Mr. Zoller held accounting and financial planning management positions with General Dynamics, Inc. from July 1977 to July 1979 and NCR, Inc. from July 1975 to July 1977. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code.

      Randy S. Leiser has been our Vice President and Chief Financial Officer since January 21, 2004. Prior to joining us, from March 2002 to January 2004, Mr. Leiser served as a financial advisor to Mesa Airline Group. From November 2001 to January 2002, Mr. Leiser was Vice President and Treasurer of Atlas Air, Inc., an ACMI cargo airline. From June 1992 to September 2001, Mr. Leiser served in a variety of senior finance positions with American Airlines, Inc., including Managing Director of Corporate Financial Planning, Managing Director of Corporate Development and Vice President of Finance and Chief Financial Officer of American Airline’s cargo division. From June 1987 to June 1992, Mr. Leiser was Vice President of Corporate Finance with Wertheim Schroeder, a New York investment bank. From May 1984 to June 1987, Mr. Leiser served in various staff financial management positions for American Airlines, Inc. and, from June 1981 to August 1982, Mr. Leiser was an auditor with Ernst & Young LLP.

      Steven E. Markhoff has been our Vice President Strategic Planning, General Counsel and Corporate Secretary since July 2003. Mr. Markhoff was elected Corporate Secretary in March 2003. Prior to joining us as an employee, from April 2002 until July 2003, Mr. Markhoff was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. From November 1999 to March 2002, Mr. Markhoff served as Vice President Acquisitions for Hawaiian Airlines, Inc. Mr. Markhoff served as General Counsel and Corporate Secretary of Mesa Air Group, Inc. from July 1998 to October 1999. Mr. Markhoff served in various positions at Kiwi International Airlines, Inc. from February 1997 to July 1998 including General Counsel and Corporate Secretary. From April 1995 to January 1997, Mr. Markhoff served as General Counsel of ValuJet Airlines, Inc. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code.

      Toby J. Skaar has been the Vice President and Chief Operating Officer of Kitty Hawk Cargo since January 15, 2004. Prior to holding this position, Mr. Skaar served as Kitty Hawk Cargo’s Vice President and General Manager beginning in April 1999. Mr. Skaar served as Vice President and Chief Operating Officer of Kitty Hawk Charters, Inc. from 1990 to April 1999. Mr. Skaar has been in the freight industry for approximately 20 years.

      Jessica L. Wilson has served as our Chief Accounting Officer since August 2000. From August 1997 to July 2000, Ms. Wilson served as our Corporate Controller. From October 1990 to August 1997, Ms. Wilson was an auditor with Ernst & Young LLP, our primary accounting firm prior to April 2000. Ms. Wilson is a certified public accountant licensed in the State of Texas.

      Generally, our executive officers are elected annually by our board of directors. Our executive officers may be removed at any time by our board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      At March 15, 2004, there were approximately 754 holders of record and beneficial owners of our common stock.

      Our common stock trades on the OTC Bulletin Board under the symbol “KTHK.OB”. The bid quotation for our common stock on the OTC Bulletin Board as of March 23, 2004 was $1.70. The following table sets forth the high and low bid quotations for our common stock on the OTC Bulletin Board market for the periods listed below, based on quotations provided to us by Citigroup. Prior to September 23, 2003, no established trading market for our common stock existed.

	High	Low

Fiscal Year 2003
Third Quarter	$0.59	$0.50
Fourth Quarter	1.38	0.59

      The bid prices set forth above represent inter-dealer prices, without retail markup, markdowns or commissions and may not represent actual transactions.

      We did not pay any cash dividends on our common stock in 2003 or 2002. Payment of future dividends, if any, will be at the discretion of our board of directors, after taking into account various factors, including our earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations, and there can be no assurance that dividends will be declared or paid at any time in the future.

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

      We emerged from bankruptcy on September 30, 2002 and implemented Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective estimated fair values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002. However, for purposes of this discussion, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002. The numbers in the following table are in thousands, except per share data, average yield per chargeable weight — pounds moved, fuel — average cost per gallon and revenue block hours flown.

			Successor	Predecessor
	Successor
			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2002	2002	2001	2000	1999

Results of Operations
Revenue:
Scheduled freight	$127,412	$116,279	$31,482	$84,797	$135,052	$170,255	$127,868
Other(1)	4,992	5,524	2,994	2,530	112,437	196,578	240,149
Services provided to discontinued operations(2)	—	—	—	—	—	—	23,007

Total revenue	132,404	121,803	34,476	87,327	247,489	366,833	391,024
Cost of revenue:
Operating expenses	122,209	117,401	29,658	87,743	247,390	331,518	233,399
Asset impairment(3)	—	—	—	—	86,316	14,812	—
Services provided from discontinued operations(4)	—	—	—	—	—	—	112,744

Total cost of revenue	122,209	117,401	29,658	87,743	333,706	346,330	346,143

Gross profit (loss)	10,195	4,402	4,818	(416)	(86,217)	20,503	44,881
General and administrative expenses	9,377	8,064	2,140	5,924	11,819	23,181	19,518

Operating profit (loss) from continuing operations	818	(3,662)	2,678	(6,340)	(98,036)	(2,678)	25,363
Other (income) expense:
Interest expense(5)	423	2,287	154	2,133	7,051	12,751	9,754
Reorganization expenses	—	39,629	—	39,629	42,676	17,111	—
Other (income) expense(6)	(3,746)	(30,701)	(139)	(30,562)	(14)	2,310	(11,706)

Total interest and other (income) expense	(3,323)	11,215	15	11,200	49,713	32,172	(1,952)

Income (loss) from continuing operations before income taxes	4,141	(14,877)	2,663	(17,540)	(147,749)	(34,850)	27,315
Income tax expense (benefit)	1,511	—	—	—	—	(11,661)	2,403

Income (loss) from continuing operations	2,630	(14,877)	2,663	(17,540)	(147,749)	(23,189)	24,912
Loss from discontinued operations(3)(7)	—	(40,831)	—	(40,831)	(20,173)	(334,131)	(15,059)

Net income (loss) before extraordinary item	2,630	(55,708)	2,663	(58,371)	(167,922)	(357,320)	9,853
Extraordinary item(8)	—	378,068	—	378,068	—	—	—

Net income (loss)	$2,630	$322,360	$2,663	$319,697	$(167,922)	$(357,320)	$9,853

Earnings (Loss) Per Share Data
Continuing operations(9)	$0.05	$—	$0.05	$(1.02)	$(8.62)	$(1.35)	$1.46
Discontinued operations(3)(7)(9)	$—	$—	$—	$(2.39)	$(1.18)	$(19.51)	$(0.88)
Extraordinary item(8)(9)	$—	$—	$—	$22.07	$—	$—	$—
Net earnings (loss) per share(9)	$0.05	$—	$0.05	$18.66	$(9.80)	$(20.86)	$0.58
Weighted average common stock outstanding(9)	50,136	—	50,000	17,133	17,133	17,129	17,021
Operating Data
Chargeable weight — pounds moved(10)	152,756	149,588	38,992	110,596	175,954	227,176	191,094
Average yield per chargeable weight — pounds moved(11)	$0.8341	$0.7773	$0.8074	$0.7667	$0.7675	$0.7494	$0.6691
Fuel — average cost per gallon(12)	$1.0325	$0.8977	$0.9946	$0.8653	$0.9606	$1.0520	$0.6770
Revenue block hours flown(13)	20,882	22,674	6,221	16,453	39,103	62,430	58,818
Financial Condition
Cash and cash equivalents	$15,729	$10,353	$10,353	$4,610	$13,472	$14,117	$14,964
Total assets	47,110	47,259	47,259	47,354	171,606	442,941	922,016
Notes payable and long-term obligations(14)	3,689	4,978	4,978	5,819	6,580	9,226	459,823
Liabilities subject to compromise(14)	—	—	—	—	465,161	539,448	—
Stockholders’ equity (deficit)(14)	$23,604	$19,263	$19,263	$16,600	$(319,697)	$(151,775)	$205,117

(1)	Other revenue is primarily generated by Kitty Hawk Aircargo for services provided through ACMI and ad-hoc charters, air freight services and management of peak season operations for the U.S. Postal Service. Also included is revenue generated from freight handling services provided to third parties other than the U.S. Postal Service. Subsequent to December 31, 2001, revenue from the U.S. Postal Service is not a significant component of our revenue.

(2)	Services provided to discontinued operations represents revenue earned by our continuing operations in service to any of our discontinued operations. This is necessary to conform 1999 results of operations to the current presentation.

(3)	Asset impairment is the non-cash expense associated with writing down the value of our long-lived assets (mainly airframes, aircraft engines and rotable parts) in connection with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(4)	Services provided from discontinued operations represents cost for services rendered by our discontinued operations to our continuing operations. This is necessary to conform 1999 results of operations to the current presentation.

(5)	Excludes interest expense of $32.7 million in 1999, which was allocated to discontinued operations.

(6)	Other (income) expense is mainly generated through gains or losses on the disposal of property and equipment, interest income and other settlements. In 2003, we recognized income of $3.0 million related to our EGL, Inc. arbitration award. In 2002, we recognized income of $29.4 million related to a settlement of claims against the U.S. Postal Service.

(7)	Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include the operations of our former wide-body cargo airline, the non-continental U.S. operations of our expedited scheduled freight network, our former air logistics service provider, our former small aircraft maintenance operation and our former subsidiary which developed an aircraft maintenance inventory and records software system.

(8)	The extraordinary item in 2002 represents the gain from the extinguishment of debt net of the reorganization equity value distributed, or to be distributed, to our former creditors pursuant to our plan of reorganization.

(9)	No earnings per share data is presented for the year ended December 31, 2002 because the three months ended December 31, 2002 and the nine months ended September 30, 2002 are not comparable due to the cancellation of our common stock and the application of Fresh Start Accounting at September 30, 2002. For this reason, these two periods may not be combined and used for year-over-year earnings per share comparisons. In 2002, the weighted average common stock outstanding for the predecessor period reflects the shares of common stock outstanding at September 30, 2002, which were cancelled under our plan of reorganization. In 2002, the weighted average common stock outstanding for the successor period reflects the shares of common stock and warrants to acquire common stock to be issued under our plan of reorganization, which are deemed to be issued and outstanding as of October 1, 2002 for purposes of this calculation. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for the presentation of the weighted average common stock outstanding for the successor period.

(10)	Chargeable weight — pounds moved is the greater of the actual weight of or the minimum deemed weight based on the dimensions of the items transported in our expedited scheduled freight network.

(11)	Average yield — chargeable weight — pounds moved is a calculation of our scheduled freight revenue divided by the chargeable weight — pounds moved in the expedited scheduled freight network.

(12)	Fuel — average cost per gallon is the average cost per gallon of delivering jet fuel into our aircraft, including the cost per gallon of the jet fuel, transportation fees to get the jet fuel to the airport, taxes, airport fees and costs associated with fueling the aircraft.

(13)	Revenue block hours flown are the block hours flown by Kitty Hawk Aircargo for the expedited scheduled freight network, for customers on an ACMI or ad-hoc charter basis and, prior to December 31, 2001, for contracts with the U.S. Postal Service.

(14)	The variances result from our bankruptcy proceedings during which a significant amount of our outstanding notes payable and long-term obligations were cancelled and converted into shares or the right to receive shares of our new common stock or warrants to acquire shares of our new common stock and from the write-off of the stockholders’ deficit that had accumulated through September 30, 2002 in connection with our Fresh Start Accounting adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

      Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.

      Through Kitty Hawk Cargo, we currently operate a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day freight service. In addition, we have business alliances that allow us to provide freight services to Alaska and Hawaii. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In November 2003, on a test basis, we began offering an airport-to-door delivery option to a limited number of our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. We began offering this service to all of our customers during March 2004. On occasion, for an additional fee, we arrange for the initial pick up of freight from shippers as well as the final delivery to recipients. For the year ended December 31, 2003, we generated approximately 96% of our revenue from our expedited scheduled freight network.

      Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s expedited scheduled freight network. In addition, Kitty Hawk Aircargo provides ACMI and ad-hoc charters for a variety of customers when its aircraft are not being used in our expedited scheduled freight network. By providing ACMI and ad-hoc charters, Kitty Hawk Aircargo is able to improve the utilization of its aircraft and generate additional revenue when its aircraft would otherwise be idle.

      Our expedited scheduled freight business relies on customers who need time-definite delivery on an as-needed basis. Because the freight is shipped on an as-needed basis, we do not have long-term contracts with our customers. Without long-term customer contracts, the overall demand for our expedited freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature. In addition, we believe that most of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, apparel and other durable goods and equipment industries. These industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters being the strongest revenue quarters. Because of the foregoing factors, the amount of freight shipped in our expedited scheduled freight network can fluctuate significantly. In addition, our expedited freight services network is experiencing increased competition from integrated carriers and trucking networks that provide lower cost second- and third-day alternatives to our overnight freight services.

      Our expedited scheduled freight network and cargo airline also have large fixed costs which cannot be easily reduced in the short term. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year. To the extent that our expedited freight business is both seasonal and tied to the economic trends of the consumer and manufacturing sectors of the U.S. economy, we may incur additional working capital needs during the third and fourth quarters of the year to the extent that our revenues do not allow us to cover our relatively high fixed costs.

      During 2003, we have focused on reducing both our fixed and variable costs. We have also focused on maintaining the efficiency and reliability of our network resulting in an on time delivery performance of 99.6% and a scheduled cargo delivery completion rate of 99.9% in 2003 to our customers.

      One of our most significant and variable costs is the cost of jet fuel. Because our network bears the cost of increases in jet fuel costs, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We record these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if we are unable due to competitive pressures or other reasons to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs, which could negatively affect our results of operations.

      During 2003, we purchased jet fuel from various suppliers at then current market prices. We do not currently have any short or long-term contracts for jet fuel, nor do we currently have any agreements to hedge against changes in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. In 2003, we did not have any fuel supply contracts or fuel hedge arrangements. During 2003, our jet fuel averaged $1.03 per gallon and we used between 2.1 million and 2.8 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount of freight shipped. At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $290,000. The following table shows our total jet fuel expense and as a percentage of total operating expenses of our expedited scheduled freight network during 2003, 2002 and 2001.

			Jet Fuel Expense
			as a Percentage of
	Total Cost	Average Cost	Scheduled Freight
Year	(In millions)	(per gallon)	Operating Expenses

2003	$30.8	$1.03	25.5%
2002	26.8	0.90	23.6
2001	35.1	0.96	20.8

      At March 15, 2004, we had $11.3 million of cash on hand. We believe that our cash flow from operations and cash on hand will be sufficient to meet our anticipated cash requirements for the remainder of 2004. To supplement this liquidity, we entered into a new $10.0 million revolving credit facility with Wells Fargo Business Credit in March 2004, replacing our $5.0 million receivables purchase facility. In addition to our normal operating cash requirements, we believe our cash requirements for 2004 include, but are not limited to, seasonal working capital requirements, projected capital expenditures, heavy aircraft maintenance events, investments in information technology, meeting our lease return conditions with Pegasus Aviation and future investments in aircraft. In addition, the TSA may adopt additional regulations regarding stringent cargo security screening procedures which may have a material impact on our costs and cash flow. Additionally, the TSA has been granted authority to levy civil penalties and fines.

      We are in discussions with various aircraft lessors and we are evaluating the number and type of aircraft in our fleet and may add or remove aircraft or add new types of aircraft as circumstances warrant. Replacing our Boeing 727-200 cargo aircraft with other Boeing 727-200 cargo aircraft or another aircraft type may result in higher lease costs, operating costs and cash requirements than what we are currently experiencing. If we decide to replace some or all of our Boeing 727-200 cargo aircraft with a different aircraft type, we may experience significant cash integration costs in 2004 and beyond for training, maintenance spares, lease deposits and other related integration expenses. We are unable to quantify the amount or timing of these costs at this time. In addition, should we decide to replace some or all of our Boeing 727-200 cargo aircraft with another aircraft type, we may be required to writedown our existing aircraft parts inventory if it is determined to be in excess of our then current needs. See “Critical Accounting Policies — Aircraft Parts Inventory Accounting.”

      We emerged from bankruptcy on September 30, 2002 and adopted Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective estimated fair values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002. However, for purposes of this discussion, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002 and then compared to the successor results for the fiscal year ended December 31, 2003 and the predecessor results for the fiscal year ended December 31, 2001. Differences between periods due to Fresh Start Accounting are explained when necessary.

Explanation of Statement of Operations Items

      Revenue. Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network. Other revenue includes:

•	Postal contracts revenue, which is generated from ACMI contracts with the U.S. Postal Service, ground handling and sorting services related thereto and management of peak season operations. Subsequent to December 31, 2001, this is not a significant component of our revenue;

•	ACMI revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance, known as ACMI, on short to medium-term contacts; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties, other than the U.S. Postal Service.

      Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

o	flight crew member wages, benefits, training and travel;

o	operating lease expense for leased aircraft operated and flown by Kitty Hawk Aircargo;

o	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

o	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

o	third party aircraft charter expense;

o	aircraft ground operating costs, such as landing and parking fees charged by airports and cost of deicing aircraft;

o	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

o	pickup and/or final delivery expenses as directed by customers.

•	Fuel, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

o	wages and benefits for maintenance, records and maintenance management personnel;

o	costs for contract mechanics at cargo facility outstations;

o	costs of aircraft parts and supplies; and

o	accruals for certain light C-checks and certain heavy shop visits for engines. See “— Critical Accounting Policies — Airframe and Aircraft Engine Maintenance.”

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

o	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

o	contract services to warehouse, load and unload aircraft principally at cargo facility outstations; and

o	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Asset Impairment, which consists of recognizing the lost value of assets in our on-going operations under Statement of Financial Accounting Standards No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires current period recognition of the reduction in the value of an asset that can no longer reasonably be expected to generate adequate net cash flows to recover its value or are no longer of such utility as to be utilized over the originally expected life.

•	Operating Overhead, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

o	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

o	expedited scheduled freight network sales and marketing expenses;

o	rent and utilities;

o	bad debt expense; and

o	general operational office expenses.

      General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo and Kitty Hawk Cargo), information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for strategic planning, financial planning and asset acquisitions are included in general and administrative expenses. Also included are legal and professional fees and consulting fees.

      Discontinued Operations. Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include the operations of our former wide-body cargo airline, the non-continental U.S. operations of our expedited scheduled freight network, our former air logistics service provider, our former small aircraft maintenance operation and our former subsidiary which developed an aircraft maintenance inventory and records software system.

Critical Accounting Policies and Estimates

      Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine the value of our assets and certain liabilities and the amount of certain expenses. We base these estimates and assumptions upon the best information available to us at the time we make the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. As a result, our actual results could differ materially from our estimates. The most significant accounting policies include:

•	reserves related to airframe and aircraft engine maintenance;

•	allowance for doubtful accounts;

•	reserves related to aircraft lease return conditions;

•	accounting for aircraft parts inventory; and

•	our valuation of assets pursuant to Fresh Start Accounting.

      The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets, liabilities or expenses. A full description of all of our significant accounting policies is included in note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

      Airframe and Aircraft Engine Maintenance Reserves. To keep our aircraft in airworthy condition, we must perform scheduled heavy airframe and aircraft engine maintenance. Accounting guidelines allow us to either spread the cost of this maintenance over the period of time that elapses between these maintenance events by accruing maintenance reserves prior to incurring the actual maintenance event or to capitalize the maintenance event as it occurs and amortize the capitalized cost over the estimated useful life of the asset.

      Upon emerging from bankruptcy on September 30, 2002, we determined that in light of declining fair market values for Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft that we would plan to permanently retire some of our owned airframes and aircraft engines at their next scheduled heavy maintenance event rather than performing the scheduled heavy maintenance event. As a result, we were not required to, and did not, establish maintenance reserves for those airframes and aircraft engines.

      However, we did establish airframe maintenance reserves for light C-checks for those owned airframes we did not plan to retire which were either in revenue service at September 30, 2002 or which we had intention as of September 30, 2002 to reintroduce into revenue service. We also established aircraft engine heavy shop visit maintenance reserves for those owned Pratt Whitney JT8D-9A aircraft engines which were in serviceable condition and available for revenue service as of September 30, 2002. As a result, on September 30, 2002, we established $4.4 million of maintenance reserves on three owned airframes and 37 owned aircraft engines.

      For our airframes and aircraft engines for which we did establish maintenance reserves at September 30, 2002, we increase our airframe and aircraft engine reserve balances by a rate which reflects the expected cost of the next heavy scheduled maintenance event divided by the expected incremental flight hours of use of the airframe and aircraft engine before its next heavy maintenance event. We reduce our airframe and aircraft engine reserves for the actual cost of completing the airframe or aircraft engine maintenance event when it occurs. We currently accrue reserves of up to $850,000 per airframe for light C-checks and $315,000 per aircraft engine for heavy shop visits which approximates our historical costs and quotes from vendors. In the event we perform a heavy C-check, we capitalize the costs and amortize the capitalized costs over the expected useful life of the airframe.

      During 2003, we accrued $1.1 million of maintenance reserves for light C-checks and heavy shop visits for our owned airframes and aircraft engines. At December 31, 2003, we maintained maintenance reserves of $5.9 million on three owned airframes and 33 owned aircraft engines. During 2003, we did not perform any scheduled heavy maintenance on our owned airframes or aircraft engines. Therefore, the reserves were not reduced and we did not capitalize any maintenance costs.

      At least on an annual basis, we review our future airframe and aircraft engine maintenance reserve accrual rates based on our recent cost experience to complete airframe and heavy aircraft engine maintenance events and we adjust the year-end airframe and aircraft engine reserve balances to reflect current aircraft fleet composition plans. To the extent our aircraft fleet composition plans change from prior plans and the change affects airframes and aircraft engines for which airframe and aircraft engine reserves have been established, we may realize a significant change in the amount of airframe and aircraft engine maintenance reserves required at that time. A change in the amount of airframe and engine maintenance reserves would result in either an increase in reported maintenance expense if the reserve requirement increased or a reduction in maintenance expense if the reserve requirement decreased. In addition, if the cost of airframe or heavy aircraft engine maintenance events increase, we may be required to increase our maintenance reserves. Any changes in our maintenance reserves could be material to our results of operations.

      For airframes and engines we acquired after September 30, 2002, or for airframes and engines owned as of September 30, 2002 that we did not intend as of September 30, 2002 to reintroduce into revenue service but which are subsequently reintroduced, the actual cost of scheduled airframe maintenance and heavy shop visits on aircraft engines will be capitalized and amortized over the expected life of the airframe or aircraft engine until the next heavy maintenance event. We base our estimate of the expected life of the airframe or aircraft engine until the next heavy maintenance event on our historical experience. If we use the airframe or aircraft engine more than expected or if the airframe or aircraft engine suffers a premature failure, we may be required to accelerate the write-off of these capitalized maintenance costs.

Any write-offs could be material to our results of operations. During 2003, we did not perform any light C-checks, heavy C-checks or heavy shop visits for airframes and aircraft engines which met this criteria.

      We also maintain separate maintenance reserves for our leased airframes and engines for which we are required to comply with lease return conditions in the applicable lease. At September 30, 2002, the leased aircraft reserve was $3.6 million for five airframes and 15 aircraft engines. During 2003, we performed one light C-check in the amount of $700,000 and one aircraft engine heavy shop visit for $134,000. During 2003, we purchased one of the leased aircraft and used $750,000 of the light C-check reserve to offset the $900,000 spent on the heavy C-check for this airframe. Because the leases expire in May 2004, any balances that remained in the scheduled maintenance reserves for leased airframes and aircraft engines at December 31, 2003 were reclassified to lease return condition reserves. See “— Lease Return Condition Reserves.”

      Allowance for Doubtful Accounts. We extend credit to our customers based upon an evaluation of several factors including:

•	the amount of credit requested relative to the existing or anticipated amount of customer revenue;

•	the customer’s financial condition (when we obtain it); and

•	the customer’s actual payment history, including resolution of disputed invoices.

      In some cases, we extend open credit to customers that refuse to make financial disclosure to us, but that have an extended history of timely payments to us and low levels of disputed invoices. We do not typically require our customers to post a deposit or supply collateral.

      We keep an allowance for doubtful accounts reserve as an offset to our accounts receivable in the event a customer’s balance cannot be collected. This reserve is based on current market conditions, periodic reviews of customer credit worthiness and an analysis of the amount of our total customer receivable balance that we expect is not collectable.

      If we determine that a customer’s balance cannot be collected, we write-off the receivable against the allowance for doubtful accounts reserve. Once a customer account is written-off, the customer is typically not allowed to have any open credit with us. Since emerging from bankruptcy, our allowance for doubtful accounts reserve has consistently been within our expectations.

      During 2003, we charged off uncollectible accounts in the amount of $0.3 million. As of December 31, 2003, we have a significant concentration of credit risk as approximately 57% of our outstanding accounts receivable were from 10 customers and 16% of our outstanding accounts receivable was attributable to one customer. A payment default by one of these customers could have a material adverse effect on our results of operations.

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

      If our estimate turns out to be different than the actual cost to comply with the return conditions, we will be required to either take a charge or a credit to maintenance expense for the difference. We review the estimates underlying the lease return condition reserves on a quarterly basis and adjust the reserves for material differences, of which none have occurred since we emerged from bankruptcy. In May 2004, we expect to return four aircraft subject to lease return conditions. As of December 31, 2003, we maintained lease return reserves of $2.5 million to meet our estimated lease return conditions. We do not currently expect a material difference between the actual cost of complying with the return conditions and our reserves.

      Aircraft Parts Inventory Accounting. We have a stock of aircraft parts and supplies that we use to perform certain maintenance on our fleet of owned and leased Boeing 727-200 cargo aircraft. At December 31, 2003, the balance of our aircraft parts and supplies inventory was $5.4 million. This balance is based upon the sum of the estimated fair values of the aircraft parts and supplies inventory established during our Fresh Start Accounting adjustments at September 30, 2002, the average cost of the items acquired or repaired since September 30, 2002, and the value of items added to inventory from retired aircraft since September 30, 2002, less the average cost of parts and supplies removed from inventory to be used in aircraft maintenance. As of December 31, 2003, we did not have an aircraft parts and supplies inventory valuation reserve.

      We currently treat all owned aircraft parts as inventory, rather than as property and equipment, and thus we do not use the rotable parts pooling concept for treatment of parts as fixed assets. We do this because the majority of our fleet is leased or operated under an Aircraft and Engine Use Agreement. These agreements generally require us to maintain the aircraft in an airworthy condition, which requires us to periodically install parts and supplies on the airframe or aircraft engines. Because the parts and supplies become a permanent fixture to the leased airframe or aircraft engine, installing the part effectively transfers ownership of the part from us to the lessor.

      As a part of our Fresh Start Accounting adjustments, we estimated the opening value of these aircraft parts and supplies based on then recent purchases of similar parts and supplies, quotes from vendors or then recent costs incurred to repair similar parts. At September 30, 2002, we established an opening value of aircraft parts and supplies of $5.8 million. During 2003, we added parts and supplies to inventory at the cost incurred to purchase, or the cost incurred to repair some removed parts that we chose to repair. In addition, during 2003, we removed some economically viable parts and supplies from our retired aircraft and assigned a pro-rata share of the net book value of the retired aircraft to the parts added to inventory.

      Because parts can be added to inventory at either the cost to repair such a part or the pro-rata share of the net book value of the retired aircraft, the cost of parts added to inventory may be less than market value. Because we have limited availability of some aircraft parts and supplies, we may need to acquire additional parts in the future at then fair market values which could result in an increase in maintenance expense in the future which, in turn, could have a material impact on our financial results.

      As parts and supplies are used on an airframe or aircraft engine during routine line maintenance, the average cost associated with the part or supply item is charged to maintenance expense. If the parts or supplies are being used during a light C-check or an engine heavy shop visit, the average cost of the part or supply item is charged to the maintenance reserve for that airframe or aircraft engine or capitalized depending on the status of the airframe or aircraft engine. If the parts or supplies are being used during a heavy C-check, the average cost of the part or supply item is capitalized.

      Upon emerging from bankruptcy on September 30, 2002, we did not separately identify the amount of aircraft parts and supplies inventory required to continue to operate our fleet of Boeing 727-200 cargo aircraft and the amount which could be deemed excess at that time. As of December 31, 2003, we have not completed that analysis. Furthermore, the amount of aircraft parts and supplies inventory necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we continue to operate. To the extent our aircraft fleet composition plans change in the future which results in a reduction in the number of Boeing 727-200 cargo aircraft that we operate, this fleet plan modification could result in a reduction in the amount of aircraft parts and supplies inventory we need to maintain our current fleet of this aircraft type. If we conclude we have excess aircraft parts and supplies inventory than our current or anticipated future needs, we may be required to writedown the value of our aircraft parts and supplies inventory. Any such writedown could have a material impact on our financial results.

      At September 30, 2002, we had a substantial amount of aircraft parts and supplies inventory and, as a result, we have not had to acquire much additional inventory to satisfy our operating requirements. Because we did not acquire a broad assortment of additional parts and supplies inventory to meet our operating requirements, we do not have recent quotes from vendors for many of our aircraft parts and supplies with which to update the market value of our aircraft parts and supplies inventory. If we determine that the quantity of parts on hand are in excess of our current needs and the fair market value of our aircraft inventory has declined from the values established at the time of our Fresh Start Accounting adjustments as of September 30, 2002, this revaluation of the aircraft parts inventory could result in a writedown in the value of our aircraft parts and supplies. Any such writedown could have a material impact on our financial results.

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

      Under Fresh Start Accounting, all of our assets and liabilities were adjusted to their estimated fair market value as of September 30, 2002. We determined the fair market values through a combination of appraisals done by third parties, our management’s best estimate of value based on current knowledge of the industry and sales transactions for similar assets which had occurred over the twelve months prior to our emergence from bankruptcy.

      We also hired financial advisors to determine the estimated reorganization equity value of our company as of September 30, 2002. The financial advisors based their valuation on two customary methods: a discounted cash flows method using our projected operating results and a comparable company analysis method. The results of their valuation determined that the fair market value of our reorganized company was between $12.9 million and $16.6 million.

      The fair market value of our net assets exceeded the high end of the estimated reorganization equity value by $2.9 million. As a result, we further reduced the value of our property and equipment and certain other assets on a proportionate basis by $2.9 million.

Results of Operations

      The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,

	2003	2002	2001

Revenue:
Scheduled freight	96.2%	95.5%	54.6%
Other	3.8	4.5	45.4

Total revenue	100.0	100.0	100.0
Cost of revenue:
Operating expenses	92.3	96.4	100.0
Asset impairment	—	—	34.8

Total cost of revenue	92.3	96.4	134.8

Gross profit (loss)	7.7	3.6	(34.8)
General and administrative expenses	7.1	6.6	4.8

Operating income (loss) from continuing operations	0.6	(3.0)	(39.6)
Other (income) expense:
Interest expense	0.3	1.9	2.8
Reorganization expense	—	32.5	17.3
Other (income) expense	(2.8)	(25.2)	—

Total interest and other (income) expense	(2.5)	9.2	20.1

Profit (loss) from continuing operations before income taxes	3.1	(12.2)	(59.7)
Income tax expense	1.1	—	—

Profit (loss) from continuing operations before discontinued operations and extraordinary item	2.0	(12.2)	(59.7)
Loss from discontinued operations	—	(33.5)	(8.2)
Extraordinary item	—	310.4	—

Net profit (loss)	2.0%	264.7%	(67.9)%

Year ended December 31, 2003 compared to the year ended December 31, 2002

Revenue

      General. The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2003		2002

		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2002 to 2003

	(Dollars in thousands)
Scheduled freight	$127,412	96.2%	$116,279	95.5%	9.6%
Other:
Postal contracts	—	—	920	0.7	(100.0)
ACMI	3,375	2.6	945	0.8	257.1
Miscellaneous	1,617	1.2	3,659	3.0	(55.8)

Total revenue	$132,404	100.0%	$121,803	100.0%	8.7%

      Scheduled Freight. For the year ended December 31, 2003, the $11.1 million increase in our scheduled freight revenue was due to an increase of 7.3% in our average yield and a 2.1% increase in our chargeable weight from the year ended December 31, 2002. Our yield increase was primarily due to a

124% increase in the fuel surcharge revenue to mitigate the increases in our fuel expense, and to a lesser extent, a better product and geographic mix of next-morning freight. Our chargeable weight increase was primarily due to a strengthening economy toward the end of 2003 offset in part by the economic slowdown earlier in the year which we believe was due to uncertainties stemming from the war in Iraq.

      Postal Contracts. In 2002, our postal contract revenue was generated by a limited amount of peak season ad-hoc flying for the U.S. Postal Service in December. During 2003, we did not perform any ad-hoc services for the U.S. Postal Service.

      ACMI. During the first five months of 2003, we generated $3.4 million of revenue from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. The cancellation was principally due to lower than expected freight volumes during March and April of 2003. During 2002, we generated ACMI revenue by providing one Boeing 727-200 cargo aircraft to a third party over a four month period.

      Miscellaneous. For the year ended December 31, 2003, our miscellaneous revenue decreased $2.0 million. The 2003 revenue resulted from flying ad-hoc charter services for several customers which generated $1.5 million of revenue and from maintenance work on an aircraft operated by us, but owned by the Kitty Hawk Collateral Liquidating Trust, on which we were not obligated to perform maintenance under our Aircraft and Engine Use Agreement. Our miscellaneous revenue for the year ended December 31, 2002 included generating $1.1 million of aircraft ground handling revenue for customers at one of our company operated outstations, which ceased in July 2002 when we contracted with a third party to provide our aircraft ground handing services at this same outstation and from flying ad-hoc charter services which generated $2.3 million of revenue.

Cost of Revenue

      General. The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2003		2002

		Percentage		Percentage	Percent Change
	Cost of	of Total	Cost of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2002 to 2003

	(Dollars in thousands)
Flight expense	$26,111	19.7%	$28,905	23.7%	(9.7)%
Transportation expense	16,915	12.8	8,841	7.3	91.3
Fuel	30,849	23.3	26,794	22.0	15.1
Maintenance expense	11,048	8.3	14,158	11.6	(21.9)
Freight handling expense	24,717	18.7	23,166	19.0	6.7
Depreciation and amortization	3,835	2.9	5,438	4.5	(29.5)
Operating overhead	8,734	6.6	10,099	8.3	(13.5)

Total cost of revenue	$122,209	92.3%	$117,401	96.4%	4.1%

      Flight Expense. For the year ended December 31, 2003, flight expense decreased $2.8 million or 9.7% from the year ended December 31, 2002. This decrease was primarily a result of reducing aircraft lease expense by $1.6 million, savings of $0.7 million from the renewal of our aircraft liability insurance and a 7.9% reduction in revenue block hours flown by our owned and leased aircraft. Aircraft lease expense decreased in 2003 compared to 2002 due to a variety of factors including the renegotiation of our aircraft lease agreements through our bankruptcy proceedings, the purchase of a previously leased aircraft in August 2003 and a change in the utilization of our aircraft. Aircraft liability insurance decreased as a result of reduced market values for our owned and leased aircraft fleet and lower insurance rates.

      The reduction of 7.9% in revenue block hours flown was due to our cargo airline flying 2,063 fewer hours for the scheduled freight network and 228 fewer hours for the U.S. Postal Service. These reductions were offset by flying a combined 500 more hours for our ACMI and ad-hoc charter customers during 2003 as compared to 2002. The reduction in the hours flown by the cargo airline on behalf of the scheduled freight network was a result of chartering larger third party cargo aircraft in place of our Boeing 727-200 cargo aircraft due to higher demands for our freight services at various times of the year. The expenses related to chartering these aircraft is included in transportation expense versus flight expense.

      Transportation Expense. For the year ended December 31, 2003, transportation expense increased $8.1 million, or 91.3%, from the year ended December 31, 2002. Of this increase, $7.5 million is due to chartering additional third party cargo aircraft which were flown in the scheduled freight network. In December 2002, we signed a one-year agreement with an affiliate of BAX Global to charter two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. During the fourth quarter of 2003, we chartered one Airbus A-300 cargo aircraft from another party to provide additional capacity due to higher freight volumes from the west coast. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.

      Fuel. For the year ended December 31, 2003, fuel expense increased $4.1 million, or 15.1%, as compared to the year ended December 31, 2002. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.13, or 15.0%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002 which we believe was offset entirely by the fuel surcharge included in scheduled freight revenue. The number of gallons used for the year ended December 31, 2003 decreased 106,000 gallons, or 0.3%, as compared to the year ended December 31, 2002. The decrease in fuel consumption is primarily due to a jet fuel conservation program which was implemented in March 2003. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge.

      Maintenance Expense. For the year ended December 31, 2003, maintenance expense decreased $3.1 million, or 21.9% as compared to the year ended December 31, 2002. This is partially due to flying 7.9% fewer revenue block hours during 2003, accruing $1.3 million fewer maintenance reserves for heavy airframe and aircraft engine maintenance events and expensing $1.1 million less in aircraft parts and supplies due to reducing the cost basis our inventory and supplies under, and switching to inventory accounting from rotable parts pooling accounting in connection with, Fresh Start Accounting. We have also achieved additional savings in our third party aircraft maintenance costs as a result of rate negotiations and performing work with our own employees, as well as using spare parts from our retired aircraft.

      Freight Handling Expense. For the year ended December 31, 2003, freight handling expense increased $1.6 million, or 6.7%, as compared to the year ended December 31, 2002. Chargeable weight handled increased 2.1% in 2003 compared to 2002. The increase in freight handling expense compared to the increase in chargeable weight handled was primarily due to outsourcing the remaining four company operated outstations. As a result of closing the company operated outstations, costs previously included in operating overhead, such as rent and utilities, are now included in freight handling expense. This increase is partially offset by more favorable rates achieved from renegotiating several of the existing third party freight handling contracts.

      Depreciation and Amortization. For the year ended December 31, 2003, depreciation and amortization expense decreased $1.6 million as compared to the year ended December 31, 2002 primarily due to the adoption of Fresh Start Accounting, which reduced our overall property and equipment net book value.

      Operating Overhead. For the year ended December 31, 2003, operating overhead decreased $1.3 million as compared to the year ended December 31, 2002. The decrease is primarily due to the elimination of certain costs that are now included in third party freight handling contracts and are reported as freight handling expense and a reduction in our bad debt expense for 2003 as compared to 2002.

Gross Profit

      For the year ended December 31, 2003, we recognized gross profit of $10.2 million, which was an improvement of $5.8 million as compared to the year ended December 31, 2002. The improvement was due to reduced expenses as a percent of total revenue in our operations resulting in part from several cost containment initiatives implemented early in 2003, and improved revenue in our expedited scheduled freight business as a result of higher yields and higher chargeable weight handled.

General and Administrative Expense

      General and administrative expense increased $1.3 million, or 16.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase is primarily due to professional fees related to our flight crew member collective bargaining negotiations, various other legal matters, trailing bankruptcy expenses related to the unsecured trade creditors claims resolution, Sarbanes-Oxley compliance costs and expenses for filing periodic and other reports under the Securities Exchange Act of 1934.

Interest Expense

      Interest expense declined by $1.9 million, or 81.5%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. During 2003, we reduced our outstanding debt by $2.6 million. Additionally, during 2002, we incurred $1.7 million of interest expense prior to our emergence from Chapter 11 on our outstanding revolving credit facility and on the $28 million payment to the Kitty Hawk Collateral Liquidating Trust upon the effective date of our plan of reorganization.

Reorganization Expense

      Reorganization expense decreased from $39.6 million to zero for the year ended December 31, 2003 due to our emergence from bankruptcy on September 30, 2002.

Other (Income) Expense

      Other income decreased $27.0 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Other income for the year ended December 31, 2003 was primarily due to the $3.0 million recovery in September 2003 related to a dispute with EGL, Inc. which is non-recurring. Other income for the year ended December 31, 2002 was primarily due to $29.6 million of contract settlement income recognized in August 2002 related to a settlement with the U.S. Postal Service.

Income Tax Benefit

      For the year ended December 31, 2003, we recognized tax expense of $1.5 million. However, due to the tax attributes that were set up in our Fresh Start Accounting, we do not owe any cash taxes. The offset to our tax expense is an increase to our Additional Paid in Capital. We recognized no tax expense on our income for the year ended December 31, 2002 because of a corresponding reduction in our valuation allowance related to the decrease in our tax attributes as required in our emergence from bankruptcy.

      Due to historical operating losses and the potential for future limitations on the utilization of our tax attributes, we have recorded a valuation allowance against remaining tax attributes because it is unclear how much, if any, tax benefit we will realize prior to expiration of the remaining tax attributes. Therefore, currently there is no net asset value for the remaining tax attributes reflected in our current consolidated financial statements. Any future realization of our tax attributes existing at September 30, 2002 will result in tax expense and an increase in Additional Capital, with a corresponding reduction in cash taxes payable.

Loss from Discontinued Operations

      For the year ended December 31, 2003, we had no loss from our discontinued operations. For the year ended December 31, 2002, our loss from discontinued operations was $40.8 million. These losses were attributable to sales of aircraft at less than their carrying value and other charges taken in connection with the Fresh Start Accounting adjustments.

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

Year ended December 31, 2002 compared to the year ended December 31, 2001

Revenue

      General. The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2002		2001

		Percentage		Percentage	Percentage
		of Total		of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2001 to 2002

	(Dollars in thousands)
Scheduled freight	$116,279	95.5%	$135,052	54.6%	(13.9)%
Other:
Postal contracts	920	0.7	85,368	34.5	(98.9)
ACMI	945	0.8	25,844	10.4	(85.7)
Miscellaneous	3,659	3.0	1,225	0.5	198.7

Total revenue	$121,803	100.0%	$247,489	100.0%	(50.8)%

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

      ACMI. In 2002, the reduction in our ACMI revenue was primarily due to the expiration of our ACMI contract with BAX Global in December 2001. The loss of ACMI revenue from BAX Global was offset to a limited degree by other short-term ACMI contract flying in the last half of 2002 for other freight networks.

      Miscellaneous. The increase of $2.4 million in our miscellaneous revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was generated from flying ad-hoc charter services which generated $2.3 million of revenue.

Cost of Revenue

      General. The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2002		2001

		Percentage		Percentage	Percent Change
	Cost of	of Total	Cost of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2001 to 2002

	(Dollars in thousands)
Flight expense	$28,905	23.7%	$44,915	18.1%	(35.6)%
Transportation expense	8,841	7.3	44,322	17.9	(80.1)
Fuel	26,794	22.0	35,055	14.2	(23.6)
Maintenance expense	14,158	11.6	40,451	16.3	(65.0)
Freight handling expense	23,166	19.0	40,231	16.3	(42.4)
Depreciation and amortization	5,438	4.5	26,026	10.5	(79.1)
Asset impairment	—	—	86,316	34.9	(100.0)
Operating overhead	10,099	8.3	16,390	6.6	(38.4)

Total cost of revenue	$117,401	96.4%	$333,706	134.8%	(64.8)%

      Flight Expense. In 2002, flight expense declined in absolute dollars as a result of flying 16,429, or 42.0%, fewer block hours in 2002 as compared to 2001. We operated fewer block hours primarily due to lower freight levels in our expedited scheduled freight network, the loss of the W-Net contract and the U.S. Postal Service’s decision not to renew our C-Net contract.

      As a percentage of our total revenue, flight expense increased to 23.7% in 2002 from 18.1% in 2001. This increase is principally due to the transfer of 12 Boeing 727-200 cargo aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001. As a result of the transfer, we were required to make payments to the trust for our use of these aircraft in 2002. We were not required to make these payments during the first ten months of 2001.

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

      In 2002, virtually all of our transportation expense was incurred by our expedited scheduled freight network. Because our expedited scheduled freight network is generally less dependent on third party transportation providers than our other businesses, transportation expense also declined as a percentage of revenue in 2002 as compared to 2001.

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

      Maintenance Expense. In 2002, maintenance expense declined in absolute dollars and as a percentage of revenue due to a number of factors. First, we operated our aircraft 16,429, or 42.0%, fewer block hours in 2002 as compared to 2001, which resulted in lower actual maintenance expense. Second, the transfer of 12 Boeing 727-200 cargo aircraft to the Kitty Hawk Collateral Liquidating Trust in October 2001 reduced our maintenance expense because we do not have the responsibility for heavy maintenance under the Aircraft and Engine Use Agreement with the trust. Finally, in the third quarter of 2001, we determined that in light of declining fair market values for our Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft, it made economic sense for us to permanently retire some of our airframes and aircraft engines at their next scheduled heavy maintenance event, rather than performing the scheduled maintenance. As a result, we were no longer required to record maintenance reserves for these airframes and aircraft engines, which further reduced our maintenance expense in 2002.

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

      Asset Impairment. In 2002, we did not record any writedowns for asset impairments. In 2001, we recorded a $86.3 million writedown in the value of our assets. This writedown was triggered by the decline in the fair market value of the assets of our continuing operations resulting from events outside of our control and the downturn in the U.S. economy.

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

Interest Expense and Other (Income) Expense

      Interest expense declined by $4.8 million, or 67.6%, in 2002 as compared to 2001. This is due to our repaying $65.6 million of secured debt during the last half of 2001 and the first half of 2002. Reorganization expense decreased $3.0 million, or 7.1%, in 2002 as compared to 2001. This is due to approximately $3.8 million of higher claims settlement expense due to the confirmation of our plan of reorganization which is offset by a $6.8 million reduction in professional fee expenses related to our bankruptcy proceedings in 2002 as compared to 2001. Other income increased by $30.7 million in 2002 as compared to 2001 due to $29.4 million of gain recognized a settlement with the U.S. Postal Service.

Income Tax Benefit

      We recognized no tax expense on our income in 2002 because of a reduction in our valuation allowance. We recognized no tax benefit on our loss in 2001 because we increased our valuation allowance related to our deferred tax assets that resulted from our loss.

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

Tax Attributes and Valuation Allowance

      Based on our filed U.S. federal income tax returns, and our estimates of the cancellation of debt resulting from our plan of reorganization, we estimate that we had tax attributes of approximately $16.6 million as of December 31, 2003. To the extent that we can use these remaining tax attributes, they will provide a tax benefit to us when we have U.S. taxable income in the future. If certain substantial changes in our ownership occur, there could be an annual limitation on the amount of the tax attributes that are available to us.

      Due to historical operating losses and the potential for future limitations on the utilization of our tax attributes, we have recorded a valuation allowance against our estimated remaining tax attributes because it is unclear how much, if any, tax benefit we will realize. Therefore, currently there is no net asset value for the remaining tax attributes reflected in our current consolidated financial statements.

Liquidity and Capital Resources

      General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our $10.0 million Credit Facility with WFB.

      At December 31, 2003, cash and cash equivalents were $15.7 million as compared to $10.3 million at December 31, 2002. The increase in cash of $5.4 million is a result of generating $8.5 million of cash flow from operations, including collecting $2.0 million from EGL, Inc. This increase in cash was offset by a net $0.7 million used in investing activities which included $3.0 million for the acquisition of operating assets offset by $2.3 million of proceeds from the sale of idle assets, including $1.1 million for the sale of a building complex in Michigan. In addition, we used a net $2.6 million to service our outstanding debt during 2003, offset by $0.2 million generated from the exercise of outstanding stock options and warrants to acquire stock.

      At December 31, 2003, our net working capital was comparable to that at December 31, 2002 at $18.7 million compared to $18.4 million.

      We anticipate our capital expenditures for 2004 will be approximately $6.1 million, including $2.5 million related to heavy airframe maintenance and heavy shop visits for aircraft engines, $1.7 million related to complying with airworthiness directives on our fleet of Boeing 727-200 cargo aircraft and

$1.9 million to upgrade our information technology systems. We anticipate spending $2.8 million to perform heavy airframe maintenance and heavy shop visits for aircraft engines which are accrued for in our maintenance reserves. In addition, we anticipate $2.5 million of cash outlays related to meeting the lease return conditions on four leased airframes and 12 aircraft engines. We believe our current assets, cash flows from operations and availability under our Credit Facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures requirements.

      Credit Facility. On March 22, 2004, we entered into a $10.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. Unless earlier terminated, the Credit Facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aviation parts. In connection with entering into the Credit Facility, we terminated our $5.0 million receivables purchase facility with KBK Financial under which there was no outstanding balance and we repaid our $1.8 million outstanding debt balance with 1st Source Bank.

      Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On March 22, 2004, we had $1.8 million borrowed under the Credit Facility, a borrowing base of $10.0 million and $8.2 million of availability.

      Each year, we will pay an unused line fee of 0.375% of the daily unused amount under the Credit Facility. In addition, we must pay to WFB a minimum of $8,500 per month in interest. We will incur additional fees if the Credit Facility is terminated by WFB upon default or if we terminate the Credit Facility prior to its termination date or reduce the maximum availability under the Credit Facility. These fees are $200,000 during the first year of the Credit Facility, $100,000 during the second year of the Credit Facility and $50,000 during the third year of the Credit Facility. Finally, we may utilize the Credit Facility to issue letters of credit in the aggregate amount of up to $5.0 million. We incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility.

      The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by us. Significant events of defaults include:

•	default in payment obligations and breach of covenants by us;

•	a future voluntary or involuntary bankruptcy filing for us;

•	any change of control of Kitty Hawk, Inc., as discussed below;

•	the rendering of a judgment or arbitration award in excess of $150,000 that remains unsatisfied, unstayed or not appealed after 30 days;

•	default under any other material indebtedness, including leases; and

•	any material adverse change in our business or any change that WFB believes, in good faith, would impair our ability to meet our payment obligations or materially perform under the Credit Facility.

      For purposes of the Credit Facility, a change of control of Kitty Hawk, Inc. is deemed to occur if:

•	during any consecutive two-year period, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election to such board of directors, or whose nomination for election by our stockholders, was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our board of directors then in office; or

•	any person or “group” is or becomes the “beneficial owner” (as those terms are defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934), directly or indirectly, of more than 51% of the voting power of all classes of our voting stock.

      We are required to meet the following financial and operating covenants under the Credit Facility. Each year, the Credit Facility requires us to have minimum net income (loss) less non-cash items for each period in the following amount:

Period	Net Income (Loss)

January 1 - March 31	$(1,800,000)
January 1 - June 30	$(1,300,000)
January 1 - September 30	$(350,000)
January 1 - December 31	$600,000

      In addition, each year, the Credit Facility requires us to have minimum book net worth, adjusted for non-cash items for each period in the following amount:

Period	Book Net Worth

January 1 - March 31	$1,800,000 less than the book net worth at December 31st of the prior year
January 1 - June 30	$1,300,000 less than the book net worth at December 31st of the prior year
January 1 - September 30	$350,000 less than the book net worth at December 31st of the prior year
January 1 - December 31	$600,000 more than the book net worth at December 31st of the prior year

      In addition, each year, the Credit Facility requires us to not exceed a monthly net loss less non-cash items for each month in the following periods in the following amounts:

Period	Net Loss

January 1 - March 31	$(1,100,000)
April 1 - June 30	$(500,000)
July 1 - September 30	$(300,000)
October 1 - December 31	$(100,000)

      In addition, the Credit Facility prohibits us from incurring or contracting to incur capital expenditures exceeding $6.0 million in the aggregate through December 31, 2005, with no more than $4.0 million being unfinanced and $2.0 million in the aggregate during each fiscal year thereafter, with no more than $1.0 million being unfinanced. This limitation on capital expenditures does not include capitalized maintenance on our aircraft. Further, without the consent of WFB, we cannot commit to enter into or enter into any aircraft operating lease if, after giving effect to such lease, the ratio of our EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) plus unrestricted liquid assets to the sum of capital expenditures and aircraft rent is not at least 1.0 to 1.0.

      Receivables Purchase Facility. In October 2002, we entered into an account transfer and purchase agreement with KBK Financial for a $5.0 million receivables purchase facility as part of our plan of reorganization. At December 31, 2003, we had no funds advanced under this facility. This facility was terminated in March 2004.

      1st Source Bank Note. In November 2000, we executed a promissory note and entered into a security agreement with 1st Source Bank to settle lease obligations existing prior to our bankruptcy filing. Under these agreements, 1st Source Bank advanced to us approximately $8.5 million. The promissory note was guaranteed by us and was secured by two Boeing 727-200 airframes and five aircraft engines. At December 31, 2003, we owed 1st Source Bank approximately $2.3 million under this note and the collateral had a carrying value of substantially less than the amount owed. We repaid the outstanding balance of approximately $1.8 million on March 22, 2004 and all liens were released.

Contractual Obligations

      The following table sets forth our contractual obligations at December 31, 2003, for the periods shown (dollars in thousands):

		Within
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Debt	$2,382	$2,348	$34	$—	$—
Non-aircraft operating leases	38,683	2,898	5,670	4,814	25,301
Aircraft operating leases and use agreements	4,640	4,220	420	—	—
Estimated lease return conditions	2,459	2,459	—	—	—
Purchase commitments(1)	—	—	—	—	—

Total contractual cash obligations	$48,164	$11,925	$6,124	$4,814	$25,301

(1)	Excludes purchase orders entered into in the ordinary course of business.

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

	Predecessor			Successor

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2002	2002	2002	2002	2003	2003	2003	2003

	Unaudited

	(In thousands, except per share data)
Total revenue	$25,087	$30,595	$31,645	$34,476	$30,984	$31,272	$33,625	$36,523
Gross profit (loss) from continuing operations	(4,048)	2,007	1,625	4,818	(1,667)	1,028	4,797	6,037
Operating income (loss)	(4,570)	1,604	(3,374)	2,678	(4,352)	(1,327)	2,678	3,819
Income (loss) from continuing operations	$(9,129)	$(1,552)	$(6,859)	$2,663	$(3,987)	$(1,392)	$5,790	$3,730
Basic net income (loss) from continuing operations per share(1)	$(0.53)	$(0.09)	$(0.40)	$0.05	$(0.08)	$(0.03)	$0.12	$0.04
Diluted net income (loss) from continuing operations per share(1)	$(0.53)	$(0.09)	$(0.40)	$0.05	$(0.08)	$(0.03)	$0.11	$0.04

(1)	During March 2003, 37.7 million shares of common stock were issued in accordance with the plan of reorganization. For the purpose of calculating basic and diluted net income from continuing operations per share for the quarters ended December 31, 2002 and March 31, 2003, the shares of common stock and warrants to acquire common stock to be issued under the plan of reorganization are deemed to be outstanding as of October 1, 2002. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for periods subsequent to September 30, 2002.

      Our current business is seasonal in nature. In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter. In 2002 and for the first quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business. However, during the second quarter of 2003, we did not experience normal seasonal trends in the scheduled freight business. We believe the lower than normal seasonal trend in the second quarter of 2003 was due to, among other things, the war in Iraq that had a dampening effect on the demand for U.S. domestic expedited freight shipments, increased competition in the expedited heavy freight market and a shift to use less expensive alternatives such as long-haul truck services. As a result, we reduced our capacity in the scheduled freight network by reducing the utilization of chartered aircraft, and increased the utilization of our cargo airline in the scheduled freight network.

      In the third quarter of 2003, we experienced slightly better than normal seasonal trends, somewhat reversing the weak second quarter of 2003. We believe this is in part due to inventories for retail consumer goods, especially electronics, having been managed down to exceptionally low levels in the second quarter of 2003, thus requiring additional expedited freight services to meet current demand. Additionally, we believe we have benefited from what appears to be a general strengthening in the U.S. domestic economy coupled with normal seasonal demand from the automotive and other core industries. We generally experienced normal seasonal trends in the fourth quarter of 2003.

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

      A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this annual report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this annual report on Form 10-K. These risks, uncertainties and other important factors include, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition;

•	limited operating flexibility due to the terms of our Credit Facility and our limited capital resources and liquidity;

•	financial costs and operating limitations imposed by the unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines;

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in economic conditions;

•	changes in the cost and availability of jet fuel;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies;

•	foreign political instability and acts of war or terrorism; and

•	adverse litigation judgments or awards.

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

      At December 31, 2003, we had outstanding debt of $2.4 million, substantially all of which is short-term debt with an average interest rate of 8.9%. This debt was repaid in March 2004.

      We have exposure to changing interest rates on our Credit Facility. The Credit Facility contains a variable interest rate equal to WFB’s prime rate plus a margin of 1.0%. At March 25, 2004, we had approximately $1.8 million outstanding on the Credit Facility with an interest rate of 5.0%. Based on our outstanding balance under the Credit Facility, a hypothetical 10% increase in interest rates would not result in a material increase in our annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Our exposure to changing interest rates on invested cash is minimal because we invest our cash in a U.S. Treasury backed money-market fund. At December 31, 2003, approximately $14.5 million of our cash was invested.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

      The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders. The information regarding our executive officers required by Item 10 is submitted as a separate section of this annual report on Form 10-K. See “Item 4A: Executive Officers of the Registrant.”

      We have adopted a code of conduct applicable to all of our employees, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. The code of ethics is publicly available through the Company Information section of our Internet website, http://www.khcargo.com. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our code of ethics to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

      The following table provides certain information as of December 31, 2003, with respect to shares of our common stock that may be issued under the Kitty Hawk 2003 Long Term Equity Incentive Plan.

Number of
Securities
Remaining Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average Exercise	Under Equity
	Issued upon	Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Securities Reflected
	Options, Warrants	Warrants and	in the First
Plan Category	and Rights	Rights	Column)

Equity compensation plans approved by security holders	4,460,000	$0.30	1,465,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,460,000	$0.30	1,465,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following financial statements are filed as a part of this report:

2. Financial Statement Schedules

      No financial statement schedules are filed as part of this annual report on Form 10-K either because the required information is included in the financial statements, including the notes thereto, or such schedules are not required.

3. Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number		Description

2.1		Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Kitty Hawk Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.2		Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.3		Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
2.4		Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and incorporated herein by reference).
3.1		Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and incorporated herein by reference).
3.2		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated February 6, 2003 (Exhibit 3.2 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and incorporated herein by reference).
3.3		Second Amended and Restated Bylaws of Kitty Hawk, Inc., dated October 31, 2003 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated November 12, 2003, and incorporated herein by reference).
4	.1*	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of January 28, 2004.
4.2		Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and incorporated herein by reference).
10	.1*	Amended and Restated Aircraft and Engine Use Agreement, dated as of January 1, 2004, by and between Kitty Hawk Aircargo, Inc. and the Kitty Hawk Collateral Liquidating Trust (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

Exhibit
Number		Description

10.2		Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.3		Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.4		Registration Rights Agreement dated December 15, 2002, by and among Kitty Hawk, Inc., Everest Capital Limited, Resurgence Asset Management, L.L.C. and Stockton LLC (Exhibit 10.7 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10.5		Agreement between Kitty Hawk Aircargo, Inc. and Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).
10	.6†	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Jack Andrew “Drew‘ Keith (Exhibit 10.8 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.7*†	Employment and Severance Agreement Amendment; Notice of Termination, Resignation, and Other Severance Related Agreements dated February 18, 2004, by and between Kitty Hawk, Inc. and Jack Andrew “Drew” Keith.
10	.8†	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Toby J. Skaar (Exhibit 10.10 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.9†	Kitty Hawk, Inc. 401(k) Savings Plan (Exhibit 10.43 to Kitty Hawk, Inc.’s previously filed Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and is incorporated herein by reference).
10	.10†	Term Sheet dated October 29, 2002, between Kitty Hawk, Inc. and Robert W. Zoller, Jr. (Exhibit 10.14 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.11†	Offer of Employment dated June 1, 2003, between Kitty Hawk, Inc. and Steven E. Markhoff (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).
10	.12*†	Term Sheet dated January 20, 2004, between Kitty Hawk, Inc. and Randy S. Leiser.
10	.13*	Credit and Security Agreement, dated March 22, 2004, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Does not include the schedules and exhibits to this exhibit. Schedules and exhibits will be provided to the SEC upon request).
10.14		Rights Agreement, dated January 21, 2004, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company (Exhibit 1 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated January 26, 2004, and incorporated herein by reference).
10	.15†	Kitty Hawk 2003 Long Term Equity Incentive Plan, dated as of July 29, 2003 (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-8 dated September 24, 2003, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

      On October 10, 2003, we filed a Current Report on Form 8-K to report the settlement of our dispute with EGL, Inc. d/b/a Eagle Global Logistics.

      On October 20, 2003, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, Kitty Hawk Aircargo, and the Kitty Hawk Pilots Association, which represents the pilots and flight engineers employed by Kitty Hawk Aircargo, ratified a 10-year collective bargaining labor agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

KITTY HAWK, INC.

By:	/s/ ROBERT W. ZOLLER, JR.

Robert W. Zoller, Jr.
Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2004.

Name	Capacities

/s/ ROBERT W. ZOLLER, JR. Robert W. Zoller, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ RANDY S. LEISER Randy S. Leiser	Chief Financial Officer (Principal Financial Officer)

/s/ JESSICA L. WILSON Jessica L. Wilson	Chief Accounting Officer (Principal Accounting Officer)

/s/ GERALD L. GITNER Gerald L. Gitner	Non-Executive Chairman of the Board of Directors and Director

/s/ TAMIR HACKER Tamir Hacker	Director

/s/ MYRON KAPLAN Myron Kaplan	Director

/s/ ROBERT A. PEISER Robert A. Peiser	Director

KITTY HAWK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002 and the year ended December 31, 2001	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002 and the year ended December 31, 2001
F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002 and each of the year ended December 31, 2001
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Kitty Hawk, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Kitty Hawk, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP

Dallas, Texas

March 24, 2004

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,729	$10,353
Restricted cash and short-term investments	579	593
Trade accounts receivable, net of allowance for doubtful accounts of $0.5 million and $0.5 million, respectively	11,539	11,460
Assets held for sale	114	1,862
Inventory and aircraft supplies	5,441	6,014
Deposits and prepaid expenses	1,135	1,698
Prepaid fuel	1,122	967
Settlement receivable	1,765	—
Other current assets, net	143	1,280

Total current assets	37,567	34,227
Property and equipment, net	9,058	12,153
Other assets, net	485	879

Total assets	$47,110	$47,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable — trade	$2,880	$2,339
Accrued wages	761	2,628
Other accrued expenses	5,519	4,956
Other taxes payable	2,270	1,646
Current portion of accrued maintenance reserves	2,617	1,580
Current portion of lease return provisions	2,459	—
Current maturities of long-term debt	2,348	2,640

Total current liabilities	18,854	15,789
Long-term debt	34	2,338
Accrued maintenance reserves	3,311	6,230
Lease return provisions	—	2,299
Other long-term liabilities	1,307	1,340

Total liabilities	23,506	27,996
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value at December 31, 2003 and 2002, respectively: Authorized shares — 3,000,000 at December 31, 2003 and 2002, respectively; none issued	—	—
Common stock, $0.000001 and $0.01 par value at December 31, 2003 and 2002, respectively: Authorized shares — 62,000,000 at December 31, 2003 and 2002, respectively; issued and outstanding — 40,760,084 and none at December 31, 2003 and 2002, respectively	—	—
Additional capital	18,311	16,600
Retained earnings	5,293	2,663

Total stockholders’ equity	23,604	19,263

Total liabilities and stockholders’ equity	$47,110	$47,259

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

	(In thousands, except share and per share data)
Revenue:
Scheduled freight	$127,412	$31,482	$84,797	$135,052
Postal contracts	—	920	—	85,368
ACMI	3,375	759	186	25,844
Miscellaneous	1,617	1,315	2,344	1,225

Total revenue	132,404	34,476	87,327	247,489
Cost of revenue:
Flight expense	26,111	7,542	21,363	44,915
Transportation expense	16,915	2,361	6,480	44,322
Fuel expense	30,849	7,424	19,370	35,055
Maintenance expense	11,048	3,466	10,692	40,451
Freight handling expense	24,717	5,715	17,451	40,231
Depreciation and amortization	3,835	938	4,500	26,026
Asset impairment	—	—	—	86,316
Operating overhead expense	8,734	2,212	7,887	16,390

Total cost of revenue	122,209	29,658	87,743	333,706

Gross profit (loss)	10,195	4,818	(416)	(86,217)
General and administrative expense	9,377	2,140	5,924	11,819

Operating income (loss)	818	2,678	(6,340)	(98,036)
Other (income) expense:
Interest expense	423	154	2,133	7,051
Reorganization expenses	—	—	39,629	42,676
Income from contract settlement	—	—	(29,443)	—
Other, net	(3,746)	(139)	(1,119)	(14)

Income (loss) from continuing operations before income taxes	4,141	2,663	(17,540)	(147,749)
Income tax expense	1,511	—	—	—

Income (loss) from continuing operations	2,630	2,663	(17,540)	(147,749)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(40,831)	(20,173)

Income (loss) before extraordinary item	2,630	2,663	(58,371)	(167,922)
Extraordinary item, net	—	—	378,068	—

Net income (loss)	$2,630	$2,663	$319,697	$(167,922)

Basic net income (loss) per share:
Continuing operations	$0.05	$0.05	$(1.02)	$(8.62)

Discontinued operations	$—	$—	$(2.39)	$(1.18)

Extraordinary item, net	$—	$—	$22.07	$—

Total basic net income (loss) per share	$0.05	$0.05	$18.66	$(9.80)

Weighted average common shares outstanding	50,135,763	49,999,970	17,132,566	17,132,566

Diluted net income (loss) per share:
Continuing operations	$0.05	$0.05	$(1.02)	$(8.62)

Discontinued operations	$—	$—	$(2.39)	$(1.18)

Extraordinary item, net	$—	$—	$22.07	$—

Total diluted net income (loss) per share	$0.05	$0.05	$18.66	$(9.80)

Weighted average common shares outstanding	51,822,879	49,999,970	17,132,566	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Number of	Number of			Retained
	Unrestricted	Restricted		Additional	Earnings
	Shares	Shares	Amount	Capital	(Deficit)	Total

	(In thousands, except share data)
Predecessor Company:
Balance at December 31, 1999	17,059,518	—	$171	$134,231	$70,715	$205,117
Shares issued in connection with Employee Stock Purchase Plan	72,472	—	1	423	—	424
Shares issued to Board of Directors	576	—	—	4	—	4
Net loss	—	—	—	—	(357,320)	(357,320)

Balance at December 31, 2000	17,132,566	—	172	134,658	(286,605)	(151,775)
Net loss	—	—	—	—	(167,922)	(167,922)

Balance at December 31, 2001	17,132,566	—	172	134,658	(454,527)	(319,697)
Net income	—	—	—	—	319,697	319,697
Elimination of prior equity	(17,132,566)	—	(172)	(134,658)	134,830	—

Balance at September 30, 2002	—	—	$—	$—	$—	$—

Successor Company:
Establish reorganization value at September 30, 2002	—	—	$—	$16,600	$—	$16,600
Net income	—	—	—	—	2,663	2,663

Balance at December 31, 2002	—	—	—	16,600	2,663	19,263
Net income	—	—	—	—	2,630	2,630
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	1,511	—	1,511
Issue common stock	37,744,655	—	—	—	—	—
Compensation expense associated with stock option grants	—	—	—	28	—	28
Issue common stock related to exercise of stock options	412,500	162,500	—	172	—	172
Issue common stock related to exercise of warrants to acquire stock	2,440,429	—	—	—	—	—
Vesting of restricted shares	25,000	(25,000)	—	—	—	—

Balance at December 31, 2003	40,622,584	137,500	$—	$18,311	$5,293	$23,604

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

	(In thousands)
Operating activities:
Net income (loss)	$2,630	$2,663	$319,697	$(167,922)
Add: Loss from discontinued operations	—	—	40,831	20,173

Income (loss) from continuing operations	2,630	2,663	360,528	(147,749)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	3,742	1,021	6,041	27,500
(Gain) loss on disposal of property and equipment	604	(75)	147	1,470
Tax expense allocated to Additional Capital related to bankruptcy	1,511	—	—	—
Gain of extinguishment of debt	—	—	(378,068)	—
Reorganization expense	—	—	39,629	30,847
Compensation expense related to stock options	28	—	—	—
Asset impairment	—	—	—	86,316
Deferred taxes		—	—	—
Provision for doubtful accounts	6	—	419	2,547
Changes in operating assets and liabilities:
Trade accounts receivable	32	2,697	25,658	38,806
Settlement receivable	(996)	—	—	—
Inventory and aircraft supplies	475	(255)	(259)	(120)
Prepaid expenses and other	953	1,252	3,303	2,973
Accounts payable and accrued expenses	90	(1,115)	1,512	(23,495)
Accrued maintenance reserves	(585)	283	(217)	5,449

Net cash provided by operating activities	8,490	6,471	58,693	24,544
Investing activities:
Proceeds from sale of assets	2,279	143	461	5,974
Redemption of (establish) restricted cash	14	290	827	(1,024)
Buyout of aircraft lease	(1,300)	—	—	—
Capital expenditures	(1,683)	(319)	(1,845)	(1,668)

Net cash provided by (used in) investing activities	(690)	114	(557)	3,282
Financing activities:
Proceeds from issuance of debt	440	55	—	—
Payments on liabilities subject to compromise	—	—	(67,366)	(43,088)
Issue common stock	172	—	—	—
Repayments of long-term debt	(3,036)	(897)	(2,261)	(2,646)

Net cash used in financing activities	(2,424)	(842)	(69,627)	(45,734)

Cash provided by (used in) continuing operations	5,376	5,743	(11,491)	(17,908)
Cash provided by (used in) discontinued operations	—	—	2,629	17,263

Net increase (decrease) in cash and cash equivalents	5,376	5,743	(8,862)	(645)
Cash and cash equivalents at beginning of period	10,353	4,610	13,472	14,117

Cash and cash equivalents at end of period	15,729	10,353	4,610	13,472

Income taxes paid	$386	$—	$10	$—

Interest paid	$423	$154	$2,363	$7,404

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

      Kitty Hawk, Inc. is a holding company and does not currently have any independent operations. The Company provides air freight services utilizing its two operating subsidiaries: (i) an expedited scheduled freight network (Kitty Hawk Cargo) and (ii) an all-cargo Boeing 727-200 cargo airline (Kitty Hawk Aircargo). Kitty Hawk Cargo operates a major independent city-to-city expedited freight network among 52 cities in the continental U.S. and selected cities in Canada providing next-morning and two-day delivery service through its hub in Fort Wayne, Indiana utilizing the aircraft of the Company’s cargo airline, third party aircraft when needed, and third party trucking services. The Company also has business alliances that allow it to provide freight services to 17 cities in Alaska and Hawaii. In addition to the services provided to the Company’s expedited scheduled freight network, the cargo airline provides ACMI services (supplying the aircraft, crew, maintenance and insurance for the customer) on short to medium-term contracts and ad-hoc charter services.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      As of and for the year ended December 31, 2003 and the three months ended December 31, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its wholly-owned subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo. For periods prior to October 1, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its nine wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

      Certain balances from prior periods have been reclassified to conform to the current year presentation.

Fresh Start Accounting

      The Company emerged from bankruptcy on September 30, 2002, at which time it adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“Fresh Start Accounting”). As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-emergence company (the “Predecessor”). (See Note 3)

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates include the allowance for doubtful accounts, allowance for excess inventory, maintenance reserves and lease return reserves. Actual results may differ from these estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with original maturities of three months or less.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Short-Term Investments

      At December 31, 2003 and 2002, restricted cash and short-term investments consist primarily of certificates of deposit that collateralize the Company’s corporate credit card program and outstanding letters of credit issued to various trade vendors.

Allowance for Doubtful Accounts and Concentration of Credit Risk

      Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from customers in North America.

      The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). In some cases, the Company extends open credit to customers that refuse to make financial disclosure, but have an extended history of timely payment and low levels of disputed invoices. The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts is based on current market conditions and periodic reviews of customer credit worthiness. Credit losses from continuing operations have consistently been within management’s expectations.

      The activity in the Company’s allowance for doubtful accounts is as follows:

		Additions
	Balance at the				Balance at the
	Beginning of	Charged to			End of the
Description	the Period(1)	Expense(1)	Recoveries(1)	Deductions(1)	Period(1)

	(In thousands)
Year ended December 31, 2001	$3,842	$2,547	$500	$(3,696)	$3,193
Nine months ended September 30, 2002	3,193	381	353	(1,742)	2,185
Three months ended December 31, 2002	2,185	—	—	(1,693)	492
Year ended December 31, 2003	$492	$6	$273	$(232)	$539

(1)	Amounts include only the activity related to the Company’s continuing operations.

Assets Held for Sale

      Assets held for sale at December 31, 2003 are comprised of one Boeing 727 cargo aircraft and several Pratt & Whitney JT8D aircraft engines. These assets have been recorded at values approximating their current fair value, less the estimated costs to dispose of the assets. These assets are not currently being used by the Company. The Company is actively marketing these assets. Assets held for sale at December 31, 2002 included an office building complex which was sold in July 2003.

Inventory and Aircraft Supplies

      Inventory and aircraft supplies consist of rotable aircraft parts, expendable parts and consumable supplies. These assets were valued at their approximate fair market value pursuant to the provisions of Fresh Start Accounting on September 30, 2002 (see Note 3). As inventory is acquired or repaired, it is added to inventory at the cost to acquire the parts and supplies or to repair the parts. As inventory is used in maintenance operations, it is expensed at the average carrying costs of that part or supply.

Property and Equipment

      The Company’s property and equipment was adjusted to its current fair market value pursuant to the provisions of Fresh Start Accounting (see Note 3) on September 30, 2002. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (taking into consideration for

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

airframes and aircraft engines the next scheduled major maintenance event), with estimated residual values of up to $50,000 for Pratt & Whitney JT8D engines.

      Estimated useful lives are as follows:

Airframes and engines	1 - 4 years
Machinery and equipment	3 - 7 years
Buildings and leasehold improvements	5 - 15 years

      Expenditures for additions, improvements, aircraft modifications and heavy C-check maintenance costs are capitalized. Routine maintenance and repairs are expensed when incurred. The Company maintains maintenance reserves for Company owned airframes and aircraft engines which, at September 30, 2002, the Company intended to maintain in revenue service or return to revenue service. These maintenance reserves for periodic airframe maintenance (light C-checks) and engine heavy shop visits are accrued based on the hours flown. For owned airframes and aircraft engines acquired after September 30, 2002 or which were originally identified as not returning to revenue service and are returned to revenue service, any light C-checks or engine heavy shop visits will be capitalized and amortized to the next scheduled maintenance event. For airframes and engines that are leased from third parties, reserves for periodic maintenance events are only recorded in the event the lease return conditions require a maintenance event to be performed prior to the expiration of the lease (See Note 10).

      The activity in the reserves related to airframe and engine heavy maintenance and lease return conditions is as follows:

	Balance at the			Balance at the
	Beginning of	Charged to		End of the
	the Period	Expense	Deductions	Period

Three months ended December 31, 2002	$9,827 (1)	$642	$(360)	$10,109
Year ended December 31, 2003	$10,109	$606	$(2,328)	$8,387

(1)	Balance established on September 30, 2002 as a result of Fresh Start Accounting (See Note 3).

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

Balance Sheet Financial Instruments: Fair Values

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates carrying value as the interest rates charged on such debt approximates current market rates available to the Company.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Scheduled freight revenue, net of discounts offered, is recognized upon completion of delivery. Postal, ACMI and ad-hoc charter revenue is recognized when the service is completed.

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

      A reconciliation of the shares used in the per share computation are as follows:

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

Weighted average shares outstanding — basic	50,135,763	49,999,970	17,132,566	17,132,566
Effect of dilutive securities	1,687,116	—	—	—

Weighted average shares outstanding — diluted	51,822,879	49,999,970	17,132,566	17,132,566

Stock Options

      In conjunction with the Company’s bankruptcy proceedings, all of the Company’s stock-based compensation plans were cancelled as of September 30, 2002. In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (“the Plan”). These options are accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (See Note 16).

      The Company is required to disclose the pro forma effect of accounting for stock options using the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and SFAS Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted:

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

Risk free interest rate	4.684	—	—	—
Expected life (years)	7	—	—	—
Volatility	50%	—	—	—
Dividend yield	0%	—	—	—

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

	(In thousands, except per share data)
Net income (loss), as reported	$2,630	$2,663	$319,697	$(167,922)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards, net of related tax effects	28	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	288	—	—	—

Pro forma net income (loss)	$2,370	$2,663	$319,697	$(167,922)

Basic earnings (loss) per share:
Continuing operations — as reported	$0.05	$0.05	$(1.02)	$(8.62)

Continuing operations — pro forma	$0.05	$0.05	$(1.02)	$(8.62)

Discontinued operations — as reported	$—	$—	$(2.39)	$(1.18)

Discontinued operations — pro forma	$—	$—	$(2.39)	$(1.18)

Extraordinary item, net — as reported	$—	$—	$22.07	$—

Extraordinary item, net — pro forma	$—	$—	$22.07	$—

Total basic earnings per share — as reported	$0.05	$0.05	$18.66	$(9.80)

Total basic earnings per share — pro forma	$0.05	$0.05	$18.66	$(9.80)

Diluted earnings (loss) per share:
Continuing operations — as reported	$0.05	$0.05	$(1.02)	$(8.62)

Continuing operations — pro forma	$0.05	$0.05	$(1.02)	$(8.62)

Discontinued operations — as reported	$—	$—	$(2.39)	$(1.18)

Discontinued operations — pro forma	$—	$—	$(2.39)	$(1.18)

Extraordinary item, net — as reported	$—	$—	$22.07	$—

Extraordinary item, net — pro forma	$—	$—	$22.07	$—

Total diluted earnings per share — as reported	$0.05	$0.05	$18.66	$(9.80)

Total diluted earnings (loss) per share — pro forma	$0.05	$0.05	$18.66	$(9.80)

3.	Bankruptcy Proceedings and Fresh Start Accounting

      On or about May 1, 2000 (the “Petition Date”), Kitty Hawk, Inc. and all nine of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). On

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 5, 2002, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ Final Joint Plan of Reorganization (the “Plan of Reorganization”). On September 30, 2002, the Plan of Reorganization became effective (the “Effective Date”). In January 2003, the Bankruptcy Court approved amendments to our Plan of Reorganization and entered an order confirming our amended Plan of Reorganization.

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

      Pursuant to the Plan of Reorganization, all of Kitty Hawk, Inc.’s previously issued common stock and 9.95% Senior Secured Notes due 2004 (the “Senior Notes”) were cancelled as of the Effective Date. Holders of Kitty Hawk, Inc.’s previously issued and outstanding common stock received no consideration in connection with the cancellation of their shares of common stock.

      On or about the Effective Date, in addition to payment of certain administrative claims arising from the Company’s bankruptcy proceedings, the Company delivered $29.1 million to HSBC Bank USA, as successor Trustee and Collateral Trustee (the “Trustee”), for the benefit of the owners of its Senior Notes (the “Noteholders”). The Plan of Reorganization provides for the Company’s former general unsecured trade creditors to receive only shares of common stock in exchange for their claims. The Plan of Reorganization also provided for Aircargo to purchase from affiliates of Pegasus Aviation, Inc. (“Pegasus”) two aircraft and related engines and to continue to lease four aircraft and related engines from affiliates of Pegasus under modified operating leases as a settlement of Pegasus’ claims (see Note 8). The purchase of these aircraft and related engines from Pegasus occurred in 2002.

      Because none of the New Stock was issued as of December 31, 2002, the consolidated financial statements at December 31, 2002 reflect no common stock as being issued or outstanding. In March 2003, in return for debt forgiveness, settlements and other compromises, which were settled in September 2002, the Company issued New Stock and warrants to purchase New Stock to the Company’s former creditors in the following amounts:

		Shares of
	Shares of	New Stock
	New Stock	Represented
Creditor	Issued	by Warrants

Holders of the Company’s former Senior Notes	28,244,655	12,255,315
Trusts for the benefit of the Company’s former general unsecured trade creditors	7,000,000	—
An affiliate of Pegasus Aviation, Inc.	2,500,000	—

Total	37,744,655	12,255,315

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

      Under Fresh Start Accounting, the Company recorded certain adjustments to its assets, liabilities and stockholders’ equity because (i) the estimated fair market value of the Company’s assets after the Effective Date were less than the total of the post-petition liabilities and allowed claims which will be converted to New Stock and (ii) the holders of the Company’s pre-Effective Date voting stock did not

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive 50% or more of the voting stock in reorganized Kitty Hawk under the Plan of Reorganization. Under Fresh Start Accounting, all of the assets and liabilities of the Company were adjusted to their estimated fair market value on the Effective Date. Fair market values were determined through a combination of third party appraisals, internal sources and transactions related to the Company’s assets which have occurred within the twelve months prior to the Effective Date.

      In connection with the reorganization of the Company, the Company engaged financial advisors to determine the estimated reorganization equity value of reorganized Kitty Hawk as of September 30, 2002. The financial advisors based their valuation on two customary methods: the discounted cash flow method using the Company’s projected operating results and a comparable company analysis method. The results of their valuation determined that the fair market value of reorganized Kitty Hawk ranged between $12.9 million and $16.6 million.

      The estimated fair market value of the Company’s net assets exceeded the estimated reorganization equity value by $2.9 million. As a result, the value of property and equipment and certain other assets were reduced on a proportionate basis. The following table illustrates the result of the Fresh Start Accounting adjustments:

	Fresh Start Accounting Adjustments

	Pre-Emergence						Reorganized
	September 30,		Effective Date		Fresh Start		Balance Sheet of
	2002	Extinguishment	Payments and		Accounting		September 30,
	(Unaudited)	of Debt	Adjustments		Adjustments		2002

	(In thousands)
Current assets
Cash and cash equivalents	$36,083	$—	$(31,473	)(a)	$—		$4,610
Restricted cash and short-term investments	1,969	—	—		—		1,969
Trade accounts receivable, net	14,403	—	—		—		14,403
Assets held for sale	5,160	—	—		(3,283	)(c)	1,877
Inventory and aircraft supplies	2,577	—	—		3,182	(c)	5,759
Prepaid expenses	3,680	—	—		—		3,680
Other current assets, net	1,704	—	—		(668	)(c)	1,036

Total current assets	65,576	—	(31,473)		(769)		33,334
Property and equipment, net	13,001	—	—		(81	)(c)	12,920
Other assets, net	3,918	—	—		(2,818	)(c)	1,100

Total assets	$82,495	$—	$(31,473)		$(3,668)		$47,354

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fresh Start Accounting Adjustments

	Pre-Emergence							Reorganized
	September 30,			Effective Date		Fresh Start		Balance Sheet of
	2002	Extinguishment		Payments and		Accounting		September 30,
	(Unaudited)	of Debt		Adjustments		Adjustments		2002

	(In thousands)
Current liabilities
Accounts payable — trade	$2,100	$—		$—		$—		$2,100
Accrued wages	2,635	—		—		—		2,635
Other accrued expenses	6,548	—		—		917	(c)	7,465
Accrued professional fees	1,183	—		—		—		1,183
Other taxes payable	459	—		—		—		459
Accrued maintenance reserves	8,305	—		—		(777	)(c)	7,528
Current maturities of long-term debt	2,937	—		—		—		2,937

Total current liabilities	24,167	—		—		140		24,307
Long-term debt	2,882	—		—		—		2,882
Liabilities subject to compromise	426,141	(394,668	)(e)	(31,473	)(a)	—		—
Lease return provisions	2,299	—		—		—		2,299
Other long-term liabilities	1,851	—		—		(585	)(c)	1,266
Commitments and contingencies
Stockholders’ equity (deficit):	—	—		—		—		—
Preferred stock	—	—		—		—		—
Common stock	171	—		—		(171	)(b)	—
Additional capital	134,657	16,600	(e)	—		(134,657	)(b)	16,600
Retained deficit	(509,673)	378,068	(e)	—		131,605	(c, d)	—

Total stockholders’ equity (deficit)	(374,845)	394,668		—		(3,223)		16,600

Total liabilities and stockholders’ equity	$82,495	$—		$(31,473)		$(3,668)		$47,354

(a)	Payments made on September 30, 2002 in accordance with the Plan of Reorganization.

(b)	All shares of common stock which were outstanding as of September 30, 2002 were cancelled in accordance with the Plan of Reorganization.

(c)	These assets and liabilities were adjusted to their fair market value as of September 30, 2002.

(d)	The retained deficit was eliminated due to the adoption of Fresh Start Accounting.

(e)	Gain of extinguishment of debt is calculated as follows (amounts in thousands):

Liabilities subject to compromise	$394,668
Less reorganization value	16,600

Gain of extinguishment of debt	$378,068

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Liabilities Subject to Compromise and Reorganization Expense

      As part of Fresh Start Accounting, liabilities subject to compromise for continuing and discontinued operations in the amount of $394.7 million were exchanged for the right to receive New Stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below: (amounts in thousands)

September 30,
2002

Trade accounts payable and accrued expenses	$98,799
Senior notes, including accrued interest	277,251
Other long-term debt	18,618

Total	$394,668

      In accordance with SOP 90-7, the Predecessor company recorded all expenses incurred as a result of the Chapter 11 cases as reorganization items. The table below summarizes these items:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2002	2001

	(In thousands)
Professional fees	$5,001	$11,812
Return of lienholder aircraft, net	—	25,259
Return of leased aircraft, net	—	5,605
Bankruptcy settlement expenses	34,628	—

Total	$39,629	$42,676

5.	Discontinued Operations

      During the three years ended December 31, 2003, the Company has undergone a significant number of changes in its operations as it initially entered and prepared to emerge from bankruptcy. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations that ceased, or were disposed of, in the last three years have been presented as discontinued operations and include the operations of the Company’s wide-body cargo airline, the non-continental U.S. operations of its expedited scheduled freight network and its air logistics service provider (including a small aircraft maintenance operation). The results of these operations and the related assets and liabilities of these operations have been segregated in the accompanying consolidated financial statements for the year ended December 31, 2001 and the nine months ended September 30, 2002.

      On May 1, 2000, the Company ceased operations of its wide-body air cargo airline and the non-continental U.S. operations of its expedited scheduled freight network. The property and equipment and other assets (inventory and aircraft supplies, airline operating certificates, etc.) related to these operations were taken out of service and either sold in a series of auctions, sold in individual transactions, or title was relinquished to parties with a secured interest in the assets.

      In December 2001, the Company sold the property and equipment, inventory and aircraft supplies and airline operating certificate of its air logistics service provider and its related small aircraft maintenance operation for $8 million cash and a $500,000 note receivable.

      Any assets of the discontinued operations which were not sold or otherwise disposed of as of August 31, 2002 became property of the Company when its subsidiaries were merged into it prior to the Effective Date and are included in the December 31, 2003 and 2002 balance sheets as continuing operations. These assets are comprised mainly of accounts receivable, various deposits and an office building complex in Michigan (which was subsequently sold in July 2003) and are not revenue producing.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any residual liabilities associated with these operations were treated in accordance with the Company’s Plan of Reorganization.

      In 2001, the Company recognized an asset impairment charge related to the aircraft of the wide-body operations. These assets were taken out of service on May 1, 2000 and efforts to dispose of these assets generated significantly less cash than their net book value. The assets were written down to management’s best estimate of the then fair market value.

      A summary of the Company’s discontinued operations is as follows:

	Predecessor

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2002	2001

	(In thousands)
Revenue	$949	$19,535
Operating expenses	686	21,190
Asset impairment	32,683	9,100
Interest expense	—	—
Other expense	8,411	3,919
Loss on asset disposal	—	5,499

Loss before taxes	(40,831)	(20,173)
Income tax benefit	—	—

Loss from discontinued operations	$(40,831)	$(20,173)

6.	Property and Equipment

      Property and equipment owned by the Company consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Airframes and engines	$9,056	$8,372
Machinery and equipment	1,403	1,608
Buildings and leasehold improvements	1,914	1,906
Software	324	251
Other	1,018	1,037

Total property and equipment	13,715	13,174
Less: Accumulated depreciation	(4,657)	(1,021)

Net property and equipment	$9,058	$12,153

7.	Asset Impairment

      The Company recorded impairment charges for continuing operations of $86.3 million for the year ended December 31, 2001. Throughout the bankruptcy proceedings, the Company encountered several triggering events which dictated that the Company review its long-lived assets for impairment. In January 2001, the Company received notification that the U.S. Postal Service would be canceling its existing contract with the Company as it entered into a long-term contract with a package delivery company to provide a similar service (See Note 11). The Company flew Boeing 727-200 cargo aircraft for its U.S. Postal Service contracts and the contract cancellation, coupled with the general downturn in the U.S. economy, caused the Company to review this fleet type and its supporting inventory for impairment.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This review dictated that a writedown of the aircraft and inventory was needed based on then current market values.

8.	Long-Term Debt, Aircraft Purchase Agreements and Other Financing Arrangements

      Long-term debt, aircraft purchase agreements and other financing arrangements consisted of the following:

	December 31,

	2003	2002

	(In thousands)
1st Source Bank aircraft acquisition loan	$2,322	$4,431
Aircraft purchase agreements	—	513
Other	60	34

Total debt	2,382	4,978
Less current portion	2,348	2,640

Total long-term debt	$34	$2,338

      Pursuant to agreements reached with 1st Source Bank (“1st Source”) in November 2000 in settlement of lease obligations arising prior to the Company’s bankruptcy filing, Aircargo owed 1st Source $2.3 million as of December 31, 2003, pursuant to a promissory note and a security agreement (collectively, the “1st Source Note”). The 1st Source Note is guaranteed by Kitty Hawk, Inc. and is secured by two Boeing 727-200 cargo aircraft, including five engines (collectively, the “1st Source Collateral”). As of December 31, 2003, the 1st Source Collateral had a carrying value of $136,000. The 1st Source Note bears interest at a fixed rate of 8.9% per annum, provides for monthly principal and interest payments of $202,000, will fully amortize the debt obligation over its life, and matures in February 2005.

      The 1st Source Note requires that Aircargo maintain the 1st Source Collateral and keep it airworthy. There are no minimum collateral value or financial covenant requirements in the 1st Source Note. In March 2004, the Company repaid the entire outstanding balance on the 1st Source Note.

      In connection with the terms of the Plan of Reorganization, on June 30, 2002, Aircargo entered into Aircraft Purchase Agreements with affiliates of Pegasus to purchase two Boeing 727-200 cargo aircraft, which Aircargo was leasing under capital lease arrangements at the time. The purchase obligations were contingent upon the Company successfully exiting bankruptcy. Pursuant to the Aircraft Purchase Agreements, Aircargo would purchase each aircraft for an amount equal to $750,000, minus the monthly lease payments made since May 1, 2002 on each aircraft under the capital leases. Aircargo purchased one Boeing 727 on October 1, 2002, and executed a promissory note with a principal sum of $382,474 bearing interest at a fixed rate of 8.0% per annum and providing for monthly principal and interest payments of approximately $65,000. The promissory note matured on April 1, 2003. Aircargo consummated the purchase of the second Boeing 727 on December 17, 2002, and executed a promissory note with a principal sum of $256,673 bearing interest at a fixed rate of 8.0% per annum and providing for monthly principal and interest payments of approximately $65,000, which is equal to the monthly lease payment. The promissory note also matured on April 1, 2003.

      In support of the Company’s Plan of Reorganization, on July 3, 2002, the Company signed a commitment letter with KBK Financial, Inc. (“KBK”). The commitment letter provided for a $5.0 million receivables purchase facility (the “Facility”). The commitment originally expired September 1, 2002; however, prior to September 30, 2002, the commitment was extended through October 31, 2002. On October 31, 2002, the agreements pursuant to the commitment letter with KBK became effective. The Facility can be terminated by either party with thirty days’ prior written notice.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Facility has no financial covenants tied to the Company’s operating performance. As of December 31, 2003 or 2002, the Company had no amounts outstanding under this facility. In March 2004, the Company terminated this facility in accordance with the agreement.

      On March 22, 2004, the Company entered into a revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. The revolving credit facility, or the Credit Facility, provides for borrowings of up to $10.0 million, subject to a borrowing base calculation, and is secured by substantially all of the Company’s assets, other than airframes, aircraft engines and aviation parts. The Company is required to meet certain financial and operating covenants under this Credit Facility.

      Maturities of long-term debt are as follows:

Year	December 31, 2003

(In thousands)
2004	$2,348
2005	34

Total	$2,382

9.	Income Taxes

      The provision for income taxes for continuing operations consists of the following:

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

	(In thousands)
Current income tax provision	$—	$—	$—	$—

Deferred income tax:
Federal	1,355	—	—	—
State	156	—	—	—

Total deferred income tax	1,511	—	—	—

Total income tax expense	$1,511	$—	$—	$—

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the provision for income taxes for continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Successor		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2003	2002	2002	2001

	(In thousands)
Federal income tax (benefit) at statutory rate	$1,408	$905	$(5,964)	$(50,234)
State income taxes, net of federal benefit	104	63	(417)	(3,516)
Non-deductible expenses, principally meals	19	44	119	287
Change in valuation allowance for U.S. federal and state taxes	(1,531)	(1,012)	6,262	53,463
Tax expense allocated to Additional Capital related to bankruptcy	1,511	—	—	—

Total	$1,511	$—	$—	$—

      Deferred tax assets were as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Maintenance reserves	$3,062	$3,690
Accounts receivable	4,650	4,878
Property and equipment	4,239	6,324
Net operating loss carryforward	1,245	—
Alternative minimum tax credits	2,464	2,464
Accrued expenses	977	812

Gross deferred tax asset	16,637	18,168

Valuation allowance	(16,637)	(18,168)

Net deferred tax asset	$—	$—

      The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods. As a result of the Company incurring significant operating losses, there can be no assurance of profitability.

      At December 31, 2003, the Company had net operating losses of approximately $3.4 million available to offset future taxable income, resulting in a deferred tax asset of approximately $1.2 million at December 31, 2003. These losses expire in 2023. Alternative minimum tax credits can be used to reduce certain taxes that may be payable in the future and have no expiration date. None of the temporary deductible differences comprising the deferred tax asset balance are limited; however, any future change in control as defined by the Internal Revenue Code, would result in a limitation on the use of these deductions.

10.	Aircraft Commitments

      In connection with the terms of the Company’s Plan of Reorganization, on October 1, 2002, Aircargo entered into four new operating leases for Boeing 727-200 cargo aircraft in with affiliates of Pegasus with

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly rental rates ranging from $65,000 to $85,000. Under the leases, in addition to rental payments, Aircargo is also required to pay each month maintenance reserves on the airframes, engines, landing gear and auxiliary power units, with the amount determined based on flight hours or cycles of utilization during the immediately preceding month. Each of the leases expires in May 2004.

      Upon the expiration of the leases, each aircraft must be returned to the lessor with the same number of available flight hours or cycles on the airframe, engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time Aircargo originally took delivery of each of the aircraft. When Aircargo originally took delivery, each of the aircraft had just undergone a light or heavy “C” check maintenance event. Under the leases, in lieu of performing a light or heavy “C” check on each of the aircraft prior to returning them to the lessor, Aircargo may instead pay the lessor $750,000 per airframe. The $750,000 will be reduced by the amount of airframe reserves paid to the lessor under the leases.

      On September 30, 2002, in connection with the terms of the Company’s Plan of Reorganization, Aircargo entered into an Aircraft and Engine Use Agreement (the “Trust Agreement”) with the Kitty Hawk Collateral Liquidating Trust (the “Trust”). The Trust Agreement expires September 30, 2004. The Trust owns certain aircraft and engines that were previously owned by the Company and were pledged to secure repayment of the Senior Notes. Pursuant to an agreed court order, the Trustee for the Senior Notes repossessed the pledged aircraft and related engines in October 2001, although the aircraft and engines have remained on Aircargo’s FAR Part 121 operating certificate. Despite the repossession, Aircargo continued to operate the aircraft and engines under a bankruptcy court approved aircraft use arrangement and there was no interruption to the Company’s operations. Aircargo now operates the aircraft and engines under the Trust Agreement.

      The Trust Agreement makes twelve Boeing 727-200 cargo aircraft and thirty-three engines (collectively the “Trust Aircraft”) available to Aircargo for operation on Aircargo’s FAR Part 121 operating certificate. The Trust Agreement provides for Aircargo to pay for a minimum use of the Trust Aircraft equivalent to an aggregate of 450 block hours per month. The Company does not foresee an instance in which the Company would pay minimum block hour usage above what is actually utilized because the monthly minimum use requirements and payment obligation may be reduced if certain of the Trust Aircraft are unavailable for use. As of December 31, 2003, ten of the twelve Trust Aircraft are available for use by Aircargo and are airworthy. Two of these Trust Aircraft are not available for use by Aircargo as a result of the settlement agreement Aircargo reached with the United States Postal Service (the “U.S. Postal Service”) (See Note 11). The unavailability of these two aircraft does not affect the minimum use requirements or payment obligation.

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

      We entered into an amendment to the Trust Agreement effective January 1, 2004. This amendment primarily extends, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from September 30, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extends the use of 29 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of the next heavy maintenance event or December 31, 2007. In addition, the Company has the option in October 2004, to further extend the leases on two of these airframes from

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008.

      In September 2003, the Company entered into an agreement to lease four Pratt Whitney JT8D-15 engines for a period of three years. The lease provides for monthly minimum lease payments of 100 hours at $50 per hour for each engine.

      The minimum future rental costs for the Company’s airframes and engines were as follows:

December 31,
Year	2003

(In thousands)
2004	$4,220
2005	240
2006	180

Total	$4,640

11.	Non-Aircraft Commitments and Contingencies

      In June 1999, the Company moved the hub for its scheduled freight operations from Terre Haute, Indiana to Fort Wayne, Indiana and entered into a twenty-five year operating lease for a 239,000 square foot facility with a monthly lease rate of $168,775. As part of the Company’s bankruptcy proceedings, the lease agreement was modified to allow the deferral of (i) the full monthly lease rate for 6 months beginning January 1, 2002 and (ii) 50% of the monthly lease rate for one year beginning July 1, 2002. The deferred rent is being repaid over a 48 month period beginning July 5, 2003 and bears interest at 5% per annum from July 5, 2003. As of December 31, 2003, the Company has recorded $1.8 million for future repayment of the deferred rent. Also in June 1999, the Company entered into a twenty-five year ground lease with the Fort Wayne-Allen County Airport Authority to lease ramp space with a monthly lease rate of $14,700, which is subject to annual adjustments based on adjustments in the U.S. Consumer Price Index. There were no rent concessions associated with this lease.

      The Company also leases office buildings, airport aprons, cargo storage and related facilities under noncancelable operating leases which expire on various dates through December 2007. In addition, the Company periodically leases other facilities and equipment under month-to-month lease agreements.

      The minimum rental costs for the Company’s facilities and equipment (excluding airframes and engines) were as follows:

December 31,
Year	2003

(In thousands)
2004	$2,898
2005	2,822
2006	2,848
2007	2,594
2008	2,220
Thereafter	25,301

Total	$38,683

      Directives and Service Bulletins (“Directives”) issued by the Federal Aviation Administration, or FAA, including those issued under the FAA’s “Aging Aircraft” program, are issued on an ad-hoc basis and may cause the Company’s owned or leased aircraft and engines to be subject to extensive examinations and/or structural inspections and modifications to address problems of corrosion and structural fatigue, among other things. Directives applicable to the Company’s fleet can be issued at any

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time and the cost of complying with such Directives cannot currently be estimated, but could be substantial.

      In August 1999, Aircargo entered into Contract Number W-Net-99-01 (hereafter “the W-Net Contract”) with the U.S. Postal Service, which had a term of six years. The W-Net Contract required the Company to provide ACMI, ground-handling, mail sorting and related services in a hub and spoke system for the western continental United States through a hub at a de-commissioned U.S. Air Force base in Sacramento, California. The Company began operations under the W-Net Contract on August 28, 1999. The type and amount of operations required by the W-Net Contract caused the Company to enter into a number of aircraft leases and obtain equipment in order to provide the W-Net Contract services and continue to meet the Company’s other operational and contractual requirements. A number of Company owned aircraft and engines were designated in the contract as available to provide the required W-Net Contract services. The W-Net Contract was amended a number of times over its life.

      In January 2001, the U.S. Postal Service announced that it had reached an agreement with a package delivery company as a “sole source provider” to provide the U.S. Postal Service with airlift for its Express and Priority Mail products, as well as general mail carrying capabilities. The U.S. Postal Service subsequently elected to terminate the W-Net Contract for convenience effective August 27, 2001. The W-Net Contract contained a “Termination for Convenience” clause that provided for a method of establishing the obligations of the U.S. Postal Service to the Company in the event the U.S. Postal Service unilaterally elected to terminate the contract without cause prior to the W-Net Contract’s scheduled expiration date. The Company prepared detailed estimates based upon the Termination for Convenience clause and submitted those to the U.S. Postal Service subsequent to the termination of operations under the W-Net Contract. The Company and the U.S. Postal Service entered into a negotiated settlement (the “T for C Settlement”) on January 29, 2002 that, among other things, (i) settled all claims of the Company against the U.S. Postal Service and all obligations of the U.S. Postal Service to the Company arising from the Termination for Convenience of the W-Net Contract and (ii) provided for the U.S. Postal Service to pay the Company an aggregate of $30.9 million, which was received by the Company in 2002 resulting in other income of $29.4 million.

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

      In July 2002, the Company filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics (“EGL”) with the American Arbitration Association to resolve its claim to collect for freight transportation services rendered to EGL in the amount of approximately $3.7 million plus attorneys’ fees. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.7 million. On September 8, 2003, EGL timely filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. The award is to be paid pursuant to a mutually agreeable payment schedule. During 2003, EGL paid Kitty Hawk $2.0 million. The remaining $1.7 million is scheduled to be paid in three quarterly installments of $0.5 million in March, June and September 2004, with the balance due in December 2004. The remaining payments owed to Kitty Hawk are secured by a letter of credit which expires in December 2004.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties have agreed that the indemnification claim will be heard in the Bankruptcy Court and that the Company will be dismissed from the litigation in Wayne County, Michigan. The Company believes this claim should have been discharged when the Plan of Reorganization was confirmed by the Bankruptcy Court. No amounts have been accrued for this contingency.

      In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

12.	Related Party Transactions

      The Company has agreements with Pegasus and the Trust to lease or use aircraft and engines (see Note 10). Under the Plan of Reorganization, Pegasus received approximately 5.0% of New Stock on a fully-diluted basis and the beneficiaries of the Trust received approximately 81.0% of New Stock on a fully-diluted basis in the form of shares of New Stock or warrants to acquire New Stock. As of December 31, 2003, the Company owed the Trust approximately $0.4 million for aircraft usage in December 2003. A member of the Company’s Board of Directors was also the managing director of a beneficiary of the Trust until February 1, 2004.

      For the year ended December 31, 2003 and the three months ended December 31, 2002, the Company paid approximately $10.3 million and $3.4 million related to various agreements with Pegasus and the Trust for use of aircraft and engines and for required payments of maintenance reserves. In addition, the Trust reimbursed the Company $2.6 million for heavy maintenance events paid on behalf of the Trust under the agreement.

      The Company has a registration rights agreement dated as of December 15, 2002, with Everest Capital Limited, Resurgence Asset Management L.L.C. and Stockton, LLC. Under this agreement, the Company granted each of Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, the right to make one written demand on the Company on or after February 2, 2003 to file a registration statement under the Securities Act of 1933 (the “Securities Act”), covering some or all of the shares of common stock they received in connection with the Company’s plan of reorganization. The Company’s obligation to file a registration statement under the registration rights agreement is limited to offerings that will result in aggregate gross proceeds of at least $2.0 million, and the Company is not required to register these securities for sale as a “shelf-registration” under Rule 415 of the Securities Act.

      Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, may also require the Company to include their shares of common stock in a registration statement under the Securities Act filed to sell securities for the Company or another holder of the Company’s securities. If the Company files a registration statement in connection with a business combination or an employee benefit plan, the Company is not required to include the resale of their shares on the registration statement.

      The Company will bear virtually all of the expenses associated with registering the shares of common stock subject to the registration rights agreement. The Company’s obligations under the registration rights agreement will cease when the shares subject to the registration rights agreement have been sold pursuant

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a registration statement or Rule 144 of the Securities Act or cease to be outstanding or subject to transfer restrictions.

13.	Employee Compensation Plans and Arrangements

      The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers all employees meeting minimum service requirements. Under the plan, during 2003, employees could voluntarily contribute up to the maximum limit of $12,000. The Company provides discretionary matching contributions of 25% of the employees’ contribution up to 20% of the employees’ salary. During 2003, 2002 and 2001, Company contributions amounted to $0.3 million, $0.3 million and $0.6 million, respectively. Employee contributions are remitted as they are collected.

14.	Collective Bargaining Agreements

      The pilots of Aircargo, the Company’s air cargo subsidiary, were represented by the Kitty Hawk Pilots Association International (“KPA”). On October 16, 2003, the KPA ratified a Merger Agreement to merge with the Airline Pilots Association International (“ALPA”), a national union representing airline pilots. The merger agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The merger became effective on January 1, 2004.

      On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Aircargo. The agreement covers all flight crew members of Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement was implemented on December 1, 2003. As of December 31, 2003, approximately 77.8% of Aircargo’s flight crew members were members of the KPA, which represented approximately 16.7% of the Company’s total number of employees. Aircargo does not anticipate that the agreement will have a material adverse affect on its costs or operations.

15.	Significant Customers

      The Company provided scheduled freight services to five customers who accounted for 38.0%, 40.0%, 35.1% and 31.9% of its scheduled freight revenue for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002, and the year ended December 31, 2001, respectively. The Company had receivables from these customers that comprised approximately 40.2% and 26.0% of the Company’s outstanding accounts receivable balance as of December 31, 2003 and 2002, respectively. Historically, this level of concentration of risk is typical for the on-going operations of the Company. Of these customers, one is secured by a letter of credit covering up to $1.2 million of valid open account invoices. The Company does not intend to permit total outstanding receivables for this customer to exceed $1.2 million, and as of December 31, 2003, this customer owed the Company $0.9 million. The letter of credit expires March 31, 2004.

      Aircargo provided ACMI services to one customer who accounted for 100.0%, 0.0%, 0.0% and 100.0% of its ACMI revenue for the year ended December 31, 2003, the three months ended December 31, 2002, the nine months ended September 30, 2002, and the year ended December 31, 2001, respectively. The Company had receivables from this customer that comprised approximately 0.0% and 1.3% of the Company’s outstanding accounts receivable balance as of December 31, 2003 and 2002, respectively.

16.	Stock Options

      In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (“the Plan”), which provides for the issuance of up to 6,500,000 shares of common stock. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarized the stock option activity under the Plan for 2003:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Outstanding at January 1, 2003:	—	—	—
Authorized for grant	6,500,000	—	—
Granted (weighted average fair value of $0.31)	(5,035,000)	5,035,000	$0.30
Exercised	—	(575,000)	$0.30
Canceled	—	—	—

Outstanding at December 31, 2003:	1,465,000	4,460,000	$0.30

      The following table summarizes information about the stock options outstanding at December 31, 2003:

		Weighted	Weighted
	Number of	Average	Average	Number of	Weighted
	Options	Remaining	Exercise	Options	Average
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price

$0.30	4,450,000	9.58	$0.30	887,500	$0.30
$1.105	10,000	10.00	$1.105	—	—

	4,460,000	9.58	$0.30	887,500	$0.30

17.	Business Segment Data

      The Company’s current continuing operations are comprised of two segments — an expedited scheduled freight network and a cargo airline. The cargo airline supports the expedited scheduled freight network by transporting cargo in its fleet of Boeing 727-200 cargo aircraft and when needed, air lift is supplemented by chartering third party aircraft, usually Douglas DC-8 or Airbus A-300 cargo aircraft. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.

      The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2.

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance

	(In thousands)
Successor:
Year ended December 31, 2003:
Revenue from external customers	$127,412	$4,992	$—	$—	$132,404
Revenue from intersegment operations	—	38,914	—	(38,914)	—
Depreciation and amortization	351	3,484	—	—	3,835
Operating income (loss)	604	814	(600)	—	818
Interest expense	45	14	364	—	423
Other (income) expense	(3,208)	(33)	(505)	—	(3,746)
Income before taxes	3,767	833	(459)	—	4,141
Total assets	$11,828	$15,526	$19,756	$—	$47,110
Three months ended December 31, 2002:
Revenue from external customers	$31,482	$2,994	$—	$—	$34,476
Revenue from intersegment operations	—	10,487	—	(10,487)	—
Depreciation and amortization	86	852	—	—	938
Operating income (loss)	1,811	1,102	(235)	—	2,678
Interest expense	9	16	129	—	154
Other (income) expense	(111)	10	(38)	—	(139)
Income before taxes	1,913	1,076	(326)	—	2,663
Total assets	$6,278	$20,155	$20,826	$—	$47,259

Predecessor:
Nine months ended September 30, 2002:
Revenue from external customers	$84,797	$2,530	$—	$—	$87,327
Revenue from intersegment operations	—	36,096	—	(36,096)	—
Depreciation and amortization	489	4,011	—	—	4,500
Operating income (loss)	(6,120)	373	(593)	—	(6,340)
Interest expense	—	42	2,091	—	2,133
Other (income) expense	3,336	475	5,256	—	9,067
Loss before taxes	(9,456)	(144)	(7,940)	—	(17,540)
Year ended December 31, 2001:
Revenue from external customers	$135,052	$112,437	$—	$—	$247,489
Revenue from intersegment operations	—	52,857	—	(52,857)	—
Depreciation and amortization	622	25,404	—	—	26,026
Operating income (loss)	(27,903)	(69,306)	(1,211)	384	(98,036)
Interest expense	3,702	3,349	—	—	7,051
Other (income) expense	7,796	35,584	(718)	—	42,662
Loss before taxes	(39,401)	(108,239)	(493)	384	(147,749)

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (Unaudited)

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

	Predecessor			Successor

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2002	2002	2002	2002	2003	2003	2003	2003

	Unaudited
	(In thousands, except per share data)
Total revenue	$25,087	$30,595	$31,645	$34,476	$30,984	$31,272	$33,625	$36,523
Gross profit (loss) from continuing operations	(4,048)	2,007	1,625	4,818	(1,667)	1,028	4,797	6,037
Operating income (loss)	(4,570)	1,604	(3,374)	2,678	(4,352)	(1,327)	2,678	3,819
Income (loss) from continuing operations	$(9,129)	$(1,552)	$(6,859)	$2,663	$(3,987)	$(1,392)	$5,790	$3,730
Basic net income (loss) from continuing operations per share	$(0.53)	$(0.09)	$(0.40)	$0.05	$(0.08)	$(0.03)	$0.12	$0.04
Diluted net income (loss) from continuing operations per share(1)	$(0.53)	$(0.09)	$(0.40)	$0.05	$(0.08)	$(0.03)	$0.11	$0.04

(1)	During March 2003, 37.7 million shares of common stock were issued in accordance with the plan of reorganization. For the purpose of calculating basic and diluted net income from continuing operations per share for the quarters ended December 31, 2002 and March 31, 2003, the shares of common stock and warrants to acquire common stock to be issued under the plan of reorganization are deemed to be outstanding as of October 1, 2002. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for periods subsequent to September 30, 2002.

19.	Subsequent Events

      In January 2004, the Company adopted a stockholder rights plan (the “Rights Plan”), under which each share of common stock is accompanied by one preferred share purchase right (a “Right”). Each Right entitles the holder to purchase 1/1000th of a share of Series A Preferred Stock for $10.00. In general, the Rights will not become exercisable or transferable apart from the shares of common stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of common stock (any such person or group of persons being referred to as an “Acquiring Person”). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase a number of shares of common stock having a market value equal to two times the $10.00 purchase price, subject to adjustment. The Rights will expire in January 2014, unless the Company redeems them earlier at a redemption price of $0.001 per Right, subject to adjustment. As of March 1, 2004, the Company had two stockholders, Resurgence Asset Management, L.L.C. and Everest Capital Limited, that beneficially owned more than 15% of the Company’s common stock. The Company exempted them and their subsequent transferees from triggering the Rights Plan in limited circumstances.