Form 10-K/A
period 2003-12-31
KITTY HAWK INC
filed 2004-04-29
CIK 932110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-25202

Kitty Hawk, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2564006 (I.R.S. Employer Identification No.)

1515 West 20th Street P.O. Box 612787 DFW International Airport, Texas (Address of principal executive offices)	75261 (Zip Code)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      At April 27, 2004, there were 43,744,806 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      None.

EXPLANATORY NOTE

      Kitty Hawk, Inc. (the “Company”) intended to incorporate the information required to be included in Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004 (the “Original Form 10-K”) by reference to its proxy statement for its 2004 Annual Meeting of Stockholders (the “Annual Meeting”). Because the Company will not file its Annual Meeting proxy statement until after April 29, 2004, the Company is filing this Form 10-K/A solely to amend and restate Items 10, 11, 12, 13, 14 and 15 of its Original Form 10-K. Except for such matters, no other information is amended, restated or updated by this Form 10-K/A.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The following are the members of our Board of Directors, each of whom is elected annually to serve until our Annual Meeting of Stockholders for the following year and until his or her successor is elected. There are no family relationships between any of our executive officers and our directors.

ROBERT W. ZOLLER, JR., 57 Member — Strategic Planning Committee	Mr. Zoller has served as a member of our Board of Directors and as our Chief Executive Officer and President since November 2002. From April 2002 until November 2002, Mr. Zoller was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. Mr. Zoller served as President and Chief Operating Officer of Hawaiian Airlines, Inc. from December 1999 to April 2002. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Zoller served as Senior Vice President Maintenance and Engineering for AirTran Airways, Inc. from March 1996 to December 1999.

GERALD L. GITNER, 59 Chairman — Governance and Nominating Committee; Strategic Planning Committee Member — Audit Committee; Compensation Committee	Mr. Gitner has served as a member of our Board of Directors since October 2002 and as our Non-Executive Chairman of our Board of Directors since November 2002. Mr. Gitner is the Chairman of D.G. Associates, Inc., a strategic planning and consulting practice. Prior to joining us, Mr. Gitner served as Chairman of the Board and Chairman of the Executive Committee of the Board of Directors of Trans World Airlines, Inc. from May 1999 to June 2002, Chairman and Chief Executive Officer of Trans World Airlines (having been the Vice Chairman and Acting Chief Executive Officer since December 1996) from February 1997 to May 1999, and a director of Trans World Airlines from November 1993 to June 2002. In January 2001, Trans World Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. He was Chairman of Avalon Group, Ltd. from April 1992 until September 1998 and Co-Chairman of Global Aircraft Leasing Ltd. from 1990 to March 1999. Mr. Gitner serves on the Board of Trustees of both the Rochester Institute of Technology and the American College of Management and Technology.

TAMIR HACKER, 47 Member — Compensation Committee; Governance and Nominating Committee	Mr. Hacker has served as a member of our Board of Directors since October 2002. Since May 2001, Mr. Hacker has been a registered representative of B. Riley & Co., a Southern California based brokerage firm. From June 1996 through April 2001, Mr. Hacker was a registered representative of Equibond, Inc., a broker-dealer in Santa Monica, California. Mr. Hacker served on the Board of Directors of National Bancshares of Texas from September 2000 to January 2002.

MYRON KAPLAN, 59 Chairman — Compensation Committee Member — Audit Committee; Governance and Nominating Committee	Mr. Kaplan has served as a member of our Board of Directors since October 2002. Mr. Kaplan is a founding partner of Kleinberg, Kaplan, Wolff & Cohen, P.C., a New York City law firm, where he has practiced corporate and securities law for more than 30 years. Mr. Kaplan served on the Board of Directors of Trans World Airlines, Inc. from 1993 to June 2002, serving on its Executive Committee and chairing its Compensation Committee from 1996 to 1999 and also serving on its Finance and Audit Committees for portions of his tenure as a director. In January 2001, Trans World Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Since March 2002, Mr. Kaplan has served as a member of the Board of Directors of SAir Group Finance (USA) Inc., which in September 2002 filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Kaplan also serves on the Board of Directors of a number of privately-held companies and charitable organizations.

ROBERT A. PEISER, 56 Chairman — Audit Committee Member — Governance and Nominating Committee	Mr. Peiser has served as a member of our Board of Directors since October 2002. Since April 2002, Mr. Peiser has been the President and Chief Executive Officer and a director of Imperial Sugar Company. Prior to joining Imperial Sugar Company, from July 1999 to February 2002, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc., a privately-owned beverage company. From May 1998 to November 1999, Mr. Peiser served as Chairman of CVSI, Inc. Mr. Peiser has served as a director of Pinnacle Airlines, Inc. since January 2003.

Executive Officers

      The information regarding our executive officers required by Item 10 is disclosed as “Item 4A: Executive Officers of the Registrant” in the Original Form 10-K.

Audit Committee Information

      We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The current members of the Audit Committee are Messrs. Gitner, Kaplan and Peiser (Chairman). Because the Audit Committee:

•	consists of three non-employee directors, each of whom our Board of Directors believes is fully qualified to monitor the performance of our executive officers, our public disclosures of our financial condition and performance, our internal accounting operations and our independent auditors; and

•	has the ability, in its sole discretion, to retain independent accountants and legal, financial or other advisors whenever it deems appropriate,

our Board of Directors does not believe it is necessary at this time to name an “audit committee financial expert” as that term is defined in the instructions to Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of shares of our common stock beneficially owned by them. Our directors, executive officers and the beneficial owners of more than 10% of our common stock are also required to furnish us with copies of all Section 16(a) reports that they file with the SEC.

      To our knowledge, based solely upon a review of copies of such reports furnished to us, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with by such persons, except Toby Skaar failed to timely file Form 4s on two separate occasions with regard to the simultaneous exercise of stock options and sale of shares of our common stock.

Code of Ethics

      We have adopted a Code of Business Ethics and Conduct Policy applicable to all of our employees, which is a “code of ethics” as defined by applicable rules of the SEC. The code is available under the “Company Information” section of our website at www.khcargo.com. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC. Any stockholder who wishes to obtain a copy of our code may obtain one by submitting a written request to us at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

      Robert W. Zoller, Jr., Jack A. (Drew) Keith, Toby Skaar, Steven E. Markhoff and Jessica Wilson are referred to in this annual report as our “named executive officers.” The following table sets forth the annual and long-term compensation paid or accrued for the benefit of the named executive officers for services rendered to us during our last three fiscal years.

					Long-Term
		Annual Compensation			Compensation Awards

				Other Annual	Securities
Name and Principal Position(s)	Year	Salary	Bonus	Compensation(1)	Underlying Options

Robert W. Zoller, Jr.(2)	2003	$300,000	$—	$—	1,000,000
President and Chief	2002	37,500	—	—	—
Executive Officer	2001	—	—	—	—
Jack A. (Drew) Keith(3)	2003	225,000	—	3,000	300,000
Former Vice President	2002	202,031	—	2,750	—
and Chief Financial Officer	2001	195,000	97,500	2,625	—
Toby Skaar	2003	160,000	—	—	300,000
Vice President and Chief	2002	149,792	—	2,583	—
Operating Officer	2001	160,000	80,000	2,297	—
Steven E. Markhoff(4)	2003	115,869	—	—	300,000
Vice President Strategic	2002	—	—	—	—
Planning, General Counsel	2001	—	—	—	—
and Corporate Secretary
Jessica Wilson	2003	107,500	—	1,074	150,000
Chief Accounting Officer	2002	103,125	—	1,427	—
	2001	100,000	50,000	2,625	—

(1)	Represents matching contributions made by us under the terms of our 401(k) savings plan.

(2)	Mr. Zoller joined us in October 2002.

(3)	Mr. Keith ceased serving as our Vice President and Chief Financial Officer as of December 31, 2003. Mr. Keith will serve as a consultant to the Company until June 1, 2004.

(4)	Mr. Markhoff joined us in June 2003. From March 2003 until June 2003, Mr. Markhoff served as a consultant to the Company and as our corporate secretary.

Employment and Severance Agreements

      Mr. Zoller. Mr. Zoller is employed pursuant to an October 2002 term sheet agreement with us. Mr. Zoller is our Chief Executive Officer and President and also the Chief Executive Officer of each of our subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo. Under the agreement, Mr. Zoller receives an annual base salary of $300,000, subject to review on an annual basis by our Board of Directors, and may receive additional performance based compensation, as determined by our Board of Directors. Mr. Zoller receives employee fringe benefits that are generally available to all executive officers and may receive other fringe benefits as determined by our Board of Directors. If we terminate the employment of Mr. Zoller prior to November 5, 2005, without cause or if Mr. Zoller is constructively terminated, he is entitled to 12 months of his annual base salary and certain medical insurance benefits for the 12-month period following his termination. We expected to, but did not, finalize a formal employment agreement with Mr. Zoller in 2003. The Compensation Committee is continuing to work toward completing a formal employment agreement with Mr. Zoller in 2004.

      Mr. Skaar. Mr. Skaar is employed pursuant to an employment and severance agreement with us. Mr. Skaar is employed as Vice President and Chief Operating Officer of Kitty Hawk Cargo. Prior to his appointment to that position in January 2004, Mr. Skaar served as Kitty Hawk Cargo’s Vice President and General Manager. Under the employment agreement, Mr. Skaar received an annual base salary of

$160,000 and may receive additional performance based compensation, as determined by our Board of Directors. In connection with his promotion to Chief Operating Officer of Kitty Hawk Cargo, Mr. Skaar’s base salary was increased to $180,000 per year. Mr. Skaar receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our Board of Directors.

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

      Mr. Skaar’s employment agreement may be terminated by us or Mr. Skaar with or without cause at any time upon 30 days prior written notice to the other party. If we terminate the employment agreement after December 31, 2002, for any reason other than a material breach of the agreement by Mr. Skaar, he is entitled to three months worth of his annual base salary and certain medical insurance benefits for the three-month period following his termination. If we terminate the employment agreement for cause or if Mr. Skaar terminates the employment agreement for any reason other than a material breach of the agreement by us, he does not receive any additional compensation following his termination. The employment agreement also provides that if Mr. Skaar is terminated for any reason other than a material breach of the agreement by us, he will be prohibited for a period of three years from the date of his termination from attempting to knowingly hire, directly or indirectly, any of our officers or key employees as long as they are still employed by us.

      Mr. Markhoff. Mr. Markhoff is employed pursuant to a June 2003 letter of understanding agreement with us. Under the agreement, Mr. Markhoff is employed as our Vice President Strategic Planning, General Counsel and Corporate Secretary for a three year term. Under the agreement, Mr. Markhoff currently receives an annual base salary of $200,000 and may receive additional performance based compensation, as determined by our Board of Directors. Mr. Markhoff receives employee fringe benefits that are generally available to all employees and may receive other fringe benefits as determined by our Board of Directors. Although the letter of understanding also provides that the parties will make every effort to detail the terms of the letter of understanding in a formal employment agreement within ninety days of the letter of understanding’s execution, we have not yet entered into a formal employment agreement with Mr. Markhoff.

      If we terminate Mr. Markhoff’s employment without cause during the first three years, we will continue to pay him his monthly salary and to provide him with fringe benefits that he received prior to his termination until the earlier of (i) the date Mr. Markhoff gains new employment or (ii) the date that is twelve months from the date of his termination.

      The agreement provides that Mr. Markhoff will be prohibited for a period of one year after his termination from competing against us in the freight industry. Mr. Markhoff will also be prohibited for a period of two years from the date of his termination from attempting to hire any of our employees or solicit our customers. Mr. Markhoff is also required to safeguard our non-public, proprietary information indefinitely and to enter into a mutual non-disparagement agreement with us.

      Mr. Leiser. Mr. Leiser is employed as our Vice President and Chief Financial Officer pursuant to a January 2002 term sheet agreement with us. Under the agreement, Mr. Leiser currently receives an annual base salary of $200,000, which was increased in April 2004, as contemplated by the agreement, from $185,000 when our Board of Directors deemed Mr. Leiser’s performance to have been satisfactory since the beginning of his employment with us. Mr. Leiser’s annual salary is subject to an annual review by our Board of Directors. Mr. Leiser may receive additional performance based compensation, as determined by our Board of Directors. Mr. Leiser receives employee fringe benefits that are generally available to all executive officers and may receive other fringe benefits as determined by our Board of Directors. If we terminate Mr. Leiser’s employment without cause, we will pay him a severance equal to six months of his then current base salary. The agreement provides that Mr. Leiser will enter into various non-competition, non-disparagement and confidentiality agreements with us.

      Mr. Keith. From January 2002 to December 2003, Mr. Keith was employed as our Vice President and Chief Financial Officer and as a Vice President of Kitty Hawk Aircargo and Kitty Hawk Cargo and will serve as our consultant until June 1, 2004. Under the employment and severance agreement between Mr. Keith and us, which was amended as of February 18, 2004, Mr. Keith is required to safeguard our proprietary information and to surrender to us all written or recorded evidence of our proprietary information as well as our property in his possession. Mr. Keith is also prohibited from disclosing, disseminating or utilizing our proprietary information after leaving our employment, unless our Chief Executive Officer authorizes such use in writing.

      Under the employment and severance agreement, as amended, Mr. Keith has agreed not to bring any legal proceeding against us for any reason other than a willful breach of the employment and severance agreement or our stock option agreement with him. Mr. Keith is also prohibited through June 1, 2005 from attempting to influence our customers or suppliers or any of our current or future affiliates to divert business to any entity then in competition with us. Further, Mr. Keith is prohibited from making any unsubstantiated statements that defame or disparage us or our products, services, or certain related parties.

      If Mr. Keith breaches a material term of the employment and severance agreement, he will forfeit any consideration paid to him under the amendment to the agreement.

      Under the employment and severance agreement, we have agreed not to make any unsubstantiated statements that defame Mr. Keith, and, in exchange for certain consulting services provided by Mr. Keith to us, to extend the termination date of his option to purchase shares of our common stock until June 1, 2004.

Option Grants in 2003

      The following table provides information regarding the grant of stock options to each of the named executive officers in 2003.

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(2)
	Options	Employees in	Price per	Expiration
Name	Granted(1)	Fiscal 2003	Share	Date	5%	10%

Robert W. Zoller, Jr.	1,000,000	23.47%	$0.30	07/30/13	$188,668	$478,123
Jack A. (Drew) Keith	300,000	7.04%	$0.30	07/30/13	56,601	143,437
Toby Skaar	300,000	7.04%	$0.30	07/30/13	56,601	143,437
Steven E. Markhoff	300,000	7.04%	$0.30	07/30/13	56,601	143,437
Jessica Wilson	150,000	3.52%	$0.30	07/30/13	28,300	71,718

(1)	Of the 1,000,000 shares of common stock issuable upon the exercise by Mr. Zoller of the stock options described above, 354,164 shares were vested as of April 29, 2004 and the remaining 645,836 shares vest in 31 equal monthly installments, beginning May 4, 2004. Of the 300,000 shares of common stock issuable upon the exercise by Mr. Markhoff of the stock options described above, 62,500 shares were vested as of April 29, 2004 and the remaining 237,500 shares vest in 38 equal monthly installments, beginning May 1, 2004. Of the 300,000 shares of common stock issuable upon the exercise by Mr. Skaar of the stock options described above, and after taking into account Mr. Skaar’s exercise of his option to purchase 87,500 shares of our common stock during 2003, 25,000 shares were vested on April 29, 2004 and the remaining 187,500 shares vest in 30 equal monthly installments, beginning May 1, 2004. Of the 300,000 shares of common stock issuable upon the exercise by Mr. Keith of the stock options described above, and after taking into account (i) Mr. Keith’s exercise of his option to purchase 112,500 shares of our common stock in 2004 and (ii) the terms of the termination of Mr. Keith’s employment with us, 6,250 shares will vest on May 1, 2004, 6,250 shares will vest on June 1, 2004, and the remaining option to purchase 175,000 shares of our common stock will be forfeited as of June 2, 2004. Of the 150,000 shares of common stock issuable upon the exercise by Ms. Wilson of the stock options described above, 56,250 shares were vested as of April 29, 2004 and the remaining 93,750 shares vest in 30 equal monthly installments, beginning May 1, 2004. Messrs. Zoller, Markhoff, Keith and Skaar’s options are incentive stock options and Ms. Wilson’s stock options are nonqualified stock options.

(2)	The potential realizable value set forth in the table above illustrates the values that would be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation on our common stock over the term of the option. The use of the assumed 5% and 10% annual rates of stock price appreciation is established by the SEC and is not intended by us to forecast possible appreciation of the price of the shares of our common stock.

Aggregated Option Exercises in 2003 and December 31, 2003 Option Values

      The following table provides information regarding the exercise of options by each of the named executive officers during 2003 and the number of unexercised options held at December 31, 2003 by each of the named executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		December 31, 2003		December 31, 2003(1)
	Acquired On	Value
Name	Exercise	Realized	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable

Robert W. Zoller, Jr.	—	—	1,000,000	—	$1,140,000	—
Jack A. (Drew) Keith	—	—	300,000	—	342,000	—
Toby Skaar	87,500	$72,455	212,500	—	242,500	—
Steven E. Markhoff	—	—	300,000	—	342,000	—
Jessica Wilson	—	—	150,000	—	171,000	—

(1)	Based upon a per share price of $1.14, the closing bid price of our common stock on December 31, 2003, multiplied by the number of shares of our common stock issuable upon exercise of these options.

(2)	Although all of the stock options listed in the table were exercisable as of December 31, 2003, a portion of the shares of our common stock that were deliverable upon the exercise of such options by each named executive officer were not vested. Please see footnote number 1 of the table provided under “Item 11. Executive Compensation — Option Grants in 2003” for a summary of vesting information with respect to the stock options owned by each named executive officer. A beneficial owner who exercises a stock option for shares that have not yet vested will receive restricted stock for the unvested portion of the option. The shares of restricted stock will vest on the same schedule as the stock option.

Director Compensation

      Pursuant to our Second Amended and Restated Bylaws, the members of our Board of Directors may be compensated in a manner and at a rate determined from time to time by our Board of Directors. Directors who are our employees do not receive additional compensation for service as a director.

      While we were under bankruptcy protection, our creditors committee approved our current outside director compensation structure in order to attract and retain directors necessary to guide us after our emergence from bankruptcy. Pursuant to this structure, each outside director is paid a fee of $3,500 per quarter, while the Non-Executive Chairman of our Board of Directors was paid $9,500 per quarter in 2003. In 2004, our Board of Directors increased the amount paid per quarter to our Non-Executive Chairman to $18,750 in recognition of the work performed by him. If an outside director also serves as a Chairman of a committee of our Board of Directors, such outside director receives an additional $1,000 per quarter.

      The payment structure approved by our creditors committee also provides for payments to our outside directors for each Board of Directors meeting attended. For meetings by telephone, each outside director is paid $1,000, other than the Non-Executive Chairman of our Board of Directors who receives $1,500. For in-person meetings of our Board of Directors, each outside director is paid $2,000, other than the Non-Executive Chairman of our Board of Directors who receives $3,000.

      Further, members of committees of our Board of Directors receive between $250 and $1,500 for each committee meeting attended depending on such factors as whether the meeting is by phone or in person, whether the meeting occurs on the same day as a meeting of our full Board of Directors and whether such member is the Chairman of the committee.

      In addition, on July 29, 2003, each individual who was then one of our outside directors was granted stock options to purchase 225,000 shares of our common stock, pursuant to the terms of the Kitty Hawk 2003 Long Term Equity Incentive Plan, or the Plan. The stock options have an exercise price of $0.30 per share, which was the fair market value of shares of our common stock on the date of grant, as determined by our Board of Directors in accordance with the Plan. The value of the options granted represents approximately three times the value of the stock options we expect to grant to outside directors on an annual basis beginning on September 30, 2005. We have also agreed to pay certain taxes in connection with the directors’ exercise of the options.

      Ten thirty-sixths (10/36) of the common stock issuable upon the exercise of the stock options were fully vested as of the date of grant of the stock options. The remaining twenty-six thirty-sixths (26/36) of the common stock issuable upon the exercise of the stock options vest in 26 equal monthly installments, with the first installment vesting on September 1, 2003. We expect that outside directors who received these grants will not receive additional awards under the Plan prior to September 30, 2005.

      With respect to any individual who joins our Board of Directors as an outside director prior to September 30, 2005, on the date on which such individual commences serving as an outside director, such individual shall be granted a stock option to purchase a number of shares such that the stock option will have a value (as determined under the Plan) of $45,000 on the date of such grant multiplied by a fraction, the numerator of which is equal to the number of days between the date such individual first commences serving as an outside director and September 30, 2005, and the denominator of which is the total number of days between October 1, 2002 and September 30, 2005, rounded down to the nearest whole share. We expect that such stock option will vest in equal monthly installments with the first installment vesting on the one month anniversary of the date of the grant and the total number of installments equal to the number of months (including the month of such grant) between the date of the grant of such stock option and September 30, 2005.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      During 2003, Messrs. Hacker, Kaplan and Malloy served as members of our Compensation Committee of our Board of Directors. None of the members of the Compensation Committee was at any time during 2003, or at any other time, one of our officers or employees. No member of the Compensation Committee serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table presents information known to us about the beneficial ownership of our common stock as of April 20, 2004, by:

•	each person or entity whom we know to own beneficially more than 5% of our common stock;

•	each of our Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 2003;

•	each person who became an executive officer after December 31, 2003;

•	each of our directors; and

•	all of our directors and executive officers as of April 20, 2004 as a group.

      The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and also any shares of common stock underlying stock options and warrants that are exercisable by that person within 60 days of April 20, 2004. However, shares underlying such stock options and warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

      Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting and investment power over the shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 43,744,806 shares of common stock outstanding as of April 20, 2004.

      Unless otherwise indicated in the footnotes, the address for each listed person is c/o Kitty Hawk, Inc., 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261.

	Shares Beneficially Owned

	Number	Percentage

Directors and Executive Officers:
Robert W. Zoller, Jr.(1)	1,000,000	2.2%
Gerald L. Gitner(1)	225,000	*
Tamir (Thomas) Hacker(1)	225,000	*
Myron Kaplan(1)	225,000	*
Robert A. Peiser(1)	225,000	*
Steven E. Markhoff(1)	300,000	*
Jack A. (Drew) Keith(1)(2)	300,000	*
Randy S. Leiser(1)	200,000	*
Toby Skaar(1)	212,500	*
Jessica L. Wilson(1)	150,000	*
All current directors and executive officers as a group (9 persons)	2,762,500	6.0
Beneficial Owners of More Than 5%:
Everest Capital Limited(3)(4)	6,673,349	14.1%
Stockton, LLC(3)(5)	5,206,684	11.9
Resurgence Asset Management, L.L.C.(3)(6)	4,317,299	9.7
Bank One, National Association(7)(9)	3,500,000	8.0
Wilmington Trust Company(8)(9)	3,500,000	8.0
Gryphon Master Fund, L.P.(3)(10)	3,125,829	7.1
Citadel Limited Partnership(3)(11)	2,537,835	5.6
Kitty Hawk Acquisition Corporation(12)	2,500,000	5.7

*	Less than one percent

(1)	Beneficially owned shares may include stock options that are currently exercisable. The shares deliverable upon the exercise of such options, however, might not be vested. A beneficial owner who exercises a stock option for shares that have not yet vested will receive restricted stock for the unvested portion of the option. The shares of restricted stock will vest on the same schedule as the stock option.

(2)	Mr. Keith ceased serving as our Vice President and Chief Financial Officer as of December 31, 2003. Mr. Keith will serve as a consultant to us until June 1, 2004.

(3)	The information regarding beneficial ownership of our common stock is included in reliance on reports filed by such entities with the SEC, except that the percentage is based upon calculations made by us in reliance upon the number of shares of our common stock reported to be beneficially owned by such entities in such reports.

(4)	Everest Capital Limited beneficially owns an aggregate of 6,673,349 shares of our common stock, of which (i) 3,196,562 shares are issued and outstanding and (ii) 3,476,787 shares may be acquired within 60 days of April 20, 2004 upon the exercise of outstanding warrants. Everest Capital Limited has shared voting and investment power over such shares of common stock. Everest Capital Limited is the general partner of Everest Capital Master Fund, L.P. Everest Capital Master Fund, L.P. beneficially owns an aggregate of 6,105,764 shares of our common stock, of which (i) 2,924,687 shares are issued and outstanding and (ii) 3,181,077 shares may be acquired within 60 days of April 20, 2004 upon the exercise of outstanding warrants. Everest Capital Master Fund, L.P. has shared voting and investment power over such shares of common stock. Everest Capital Limited is also the general partner of Everest Capital Senior Debt Fund, L.P. Everest Capital Senior Debt Fund, L.P. beneficially owns an aggregate of 567,585 shares of our common stock, of which (i) 271,875 shares are issued and outstanding and (ii) 295,710 shares may be acquired within 60 days of April 20, 2004 upon the exercise of outstanding warrants. The principal business address of Everest Capital Limited and Everest Capital Master Fund, L.P. is The Bank of Butterfield Building, 65 Front Street, 6th Floor, HM 5X, Bermuda.

(5)	Stockton, LLC beneficially owns an aggregate of 5,206,684 shares of our common stock, all of which are issued and outstanding. Stockton, LLC has sole voting and investment power over such shares of common stock. The principal business address of Stockton, LLC is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(6)	Resurgence Asset Management, L.L.C. and its affiliates, Resurgence Asset Management Internations, L.L.C. and Re/Enterprise Asset Management, L.L.C. beneficially own in their capacities as investment advisors an aggregate of 4,317,299 shares of our common stock, of which (i) 3,337,654 shares are issued and outstanding and (ii) 979,645 shares may be acquired within 60 days of April 20, 2004 upon the exercise of outstanding warrants. Resurgence Asset Management, L.L.C. is the general partner and/or sole investment advisor of M.D. Sass Corporate Resurgence Partners, L.P., M.D. Sass Corporate Resurgence Partners II, L.P., M.D. Sass Corporate Resurgence Partners III, L.P., the Resurgence Asset Management, L.L.C. Employee Retirement Plan, and a separately managed account for a private corporation. Re/Enterprise Asset Management, L.L.C. is the sole special shareholder of and sole investment advisor of M.D. Sass Corporate Resurgence International, Ltd. Re/Enterprise Asset Management, L.L.C. is the sole investment advisor to two employee pension plans and is general partner and sole investment advisor of M.D. Sass Re/Enterprise Portfolio Company, L.P. and M.D. Sass Re/ Enterprise II, L.P. James B. Rubin serves as Chief Investment Officer of Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management L.L.C., and, in such capacity, may be deemed to beneficially own the shares of our common stock beneficially owned by Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management L.L.C. Each of Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management, L.L.C. disclaims any beneficial ownership of the shares owned by entities it advises. The business address of each of Mr. Rubin, Resurgence Asset Management L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management L.L.C. is 10 New King Street, White Plains, New York 10604.

(7)	The business address of Bank One, National Association is 1717 Main Street, Mail Code TX1-2451, Dallas, Texas 75201.

(8)	The business address of Wilmington Trust Company is Rodney Square North, 1100 N. Market Street, Wilmington, Delaware 19890-0001.

(9)	Kitty Hawk’s Final Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code required us to issue 7,000,000 shares of our common stock to certain of our unsecured creditors at the time we filed for bankruptcy. Because not all of the claims of our unsecured creditors had been resolved at the time we emerged from bankruptcy, we issued 3,500,000 shares of our common stock to each of Bank One, National Association and Wilmington Trust Company to hold in trust for the unsecured creditors’ benefit until their claims are resolved. Pursuant to separate trust agreements with Bank One, National Association and Wilmington Trust Company, each is required to give a proxy to one of our executive officers instructing that officer to vote shares of our common stock it holds in trust with respect to any matter in proportion to the proxies given by all of our other shareholders that are United States citizens, as defined by 49 U.S.C. § 40102(a)(15).

(10)	Gryphon Master Fund, L.P. beneficially owns an aggregate of 3,125,829 shares of our common stock, all of which are issued and outstanding. The general partner of Gryphon Master Fund, L.P. is Gryphon Partners, L.P., which may be deemed to be the beneficial owner of all of the shares of our common stock owned by Gryphon Master Fund, L.P. The general partner of Gryphon Partners, L.P. is Gryphon Management Partners, L.P., which may be deemed to be the beneficial owner of all of the shares of our common stock owned by Gryphon Master Fund, L.P. The general partner of Gryphon Management Partners, L.P. is Gryphon Advisors, LLC, which may be deemed to be the beneficial owner of all of the shares of our common stock owned by Gryphon Master Fund, L.P. E.B. Lyon, IV controls Gryphon Advisors, LLC and may be deemed to be the beneficial owner of all of the shares of our common stock owned by Gryphon Master Fund, L.P. Each of Gryphon Partners, L.P., Gryphon Management Partners, L.P., Gryphon Advisors, LLC and E.B. Lyon, IV disclaims any beneficial ownership of any of the shares of our common stock owned by Gryphon Master Fund, L.P. The business address for each of Gryphon Master Fund, L.P., Gryphon Partners, L.P., Gryphon Management Partners, L.P., Gryphon Advisors, LLC, and E.B. Lyon, IV is 100 Crescent Court, Suite 490, Dallas, Texas 75201.

(11)	Citadel Investment Group, L.L.C. is the general partner of GLB Partners, L.P. GLB Partners, LP is the general partner of Citadel Limited Partnership. Citadel Limited Partnership is the general partner of Citadel Wellington Partners LP, and the portfolio manager of each of Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd. Kenneth Griffin is the President of Citadel Investment Group, L.L.C. Collectively, Mr. Griffin, Citadel Investment Group, L.L.C., GLB Partners, LP, Citadel Limited Partnership, Citadel Wellington Partners LP, Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd. beneficially own an aggregate of 2,537,835 shares of our common stock, of which (i) an aggregate of 559,195 shares are issued and outstanding and (ii) an aggregate of 1,978,640 shares may be acquired within 60 days of April 20, 2004 upon the exercise of outstanding warrants held by such entities. Each of these entities has shared voting and investment power over such shares of common stock. The business address for each of Mr. Griffin, Citadel Investment Group, L.L.C., GLB Partners, LP, Citadel Limited Partnership, Citadel Wellington Partners LP, Citadel Equity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd. and Citadel Distressed and Credit Opportunity Fund Ltd. is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(12)	The principal address of Kitty Hawk Acquisition Corporation is c/o Pegasus Aviation, Inc. at Four Embarcadero Center, Suite 3540, San Francisco, California 94111.

Equity Compensation Plan Information

      The following table provides certain information as of December 31, 2003, with respect to shares of our common stock that may be issued under the Kitty Hawk 2003 Long Term Equity Incentive Plan.

Number of
securities
remaining available
	Number of	Weighted-	for future issuance
	securities to be	average exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding	options,	securities reflected
	options, warrants	warrants and	in the first
Plan Category	and rights	rights	column)

Equity compensation plans approved by security holders	4,460,000	$0.30	1,465,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,460,000	$0.30	1,465,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft and Engine Use Agreement

      As of January 1, 2004, we entered into an Amended and Restated Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust. As of April 20, 2004, the beneficiaries of the Kitty Hawk Collateral Liquidating Trust beneficially owned greater than five percent of our outstanding common stock.

      The Amended and Restated Aircraft and Engine Use Agreement makes 11 Boeing 727-200 airframes and 29 aircraft engines available to us for operation by Kitty Hawk Aircargo. The Amended and Restated Aircraft and Engine Use Agreement requires us to pay for a minimum use of the airframes and the aircraft engines, subject to certain qualifications. During 2003, we paid the Kitty Hawk Collateral Liquidating Trust $3.2 million under the Amended and Restated Aircraft Engine and Use Agreement.

Aircraft Leases

      In October 2002, we entered into four operating leases for Boeing 727-200 freighter aircraft with affiliates of Pegasus Aviation with monthly lease rates ranging from $65,000 to $85,000. As of April 20, 2004, an affiliate of Pegasus Aviation beneficially owned approximately 2,500,000 of our outstanding common stock. These new leases replaced leases with Pegasus Aviation that were originally entered into during May 1999, September 1999 and November 1999. Under these new leases, in addition to rental payments, we are also required to pay maintenance reserves each month with the amount determined based on flight hours or cycles of utilization during the previous month. The new leases expire on May 8, 2004.

      Upon the expiration of the new leases, each aircraft must be returned to the lessor with the same number of available flight hours or cycles on the airframe, aircraft engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time we originally took delivery of each of the aircraft. Each of the aircraft had just undergone a light or heavy C-check when we originally took delivery. Under the new leases, instead of performing a light or heavy C-check on each of the airframes prior to returning them, we are required to pay the lessor $750,000 per airframe in lieu of the C-check, such payment does not include the return condition requirements applicable to the aircraft components which we must return with the same amount of aggregate hours, cycles and days remaining as when delivered. Each $750,000 payment will be reduced by the amount of maintenance reserves paid to the lessor under the original leases and the new leases. During 2003, we paid $4.3 million in lease and other payments to Pegasus Aviation or its affiliates. We are currently negotiating with Pegasus Aviation regarding the amount of the lease return payments on these four aircraft to satisfy the airframe, engine and component return conditions. While we have not concluded these negotiations, we expect that the net payments to Pegasus Aviation will be approximately $400,000 in the aggregate. Because these payments and the costs incurred to meet the aircraft lease return requirements exceed the amount of the lease return reserves we have recorded as of December 31, 2003, we expect to take a charge of approximately $800,000 in the first quarter of 2004.

Aircraft Purchases

      In June 2002, we entered into aircraft purchase agreements with affiliates of Pegasus Aviation to purchase two Boeing 727-200 freighter aircraft, which we had been utilizing prior to our bankruptcy filing under operating leases. In consideration for the two of the aircraft, we executed two promissory notes for the benefit of Pegasus Aviation in the aggregate amount of original face amount of $1,500,000 with both bearing interest at a fixed rate of 8.0% per annum. The promissory notes matured on April 1, 2003, and during 2003 we paid $0.5 million in principal and interest to an affiliate of Pegasus Aviation on the promissory notes.

Stockton, LLC

      Myron Kaplan, a member of our Board of Directors, Chairman of the Compensation Committee of our Board of Directors and a member of the Audit and Governance and Nominating Committees of our Board of Directors, is a founding partner in Kleinberg, Kaplan, Wolff & Cohen, P.C., or KKWC. KKWC represents Stockton, LLC in connection with its investment in Kitty Hawk, Inc. As of April 20, 2004, according to documents filed with the SEC, Stockton, LLC beneficially owned 11.9% of our common stock. Mr. Kaplan has not participated in KKWC’s representation of Stockton, LLC.

International Management Solutions, LLC

      Prior to becoming our Vice President Strategic Planning, General Counsel and Corporate Secretary, Steven Markhoff acted as a part-time consultant to us through International Management Solutions, LLC, a consulting firm founded by Messrs. Markhoff and Zoller, our President and Chief Executive Officer. We paid International Management Solutions, LLC a total of $16,211 during 2003 for Mr. Markhoff’s services prior to his full-time employment with us. Mr. Zoller received no economic benefit from the payments made by us to International Management Solutions, LLC.

Warrants

      In March 2003, we issued 28,244,655 shares of common stock and warrants to acquire 12,255,315 shares of common stock to certain holders of our former 9.95% Senior Secured Notes that are not citizens of the U.S. as defined in 49 U.S.C. § 40102(a)(15). The warrants have an exercise price of $0.000001 per share, a term of 10 years and are exercisable only by a citizen of the U.S.

      As part of the distribution to the holders of our former 9.95% Senior Secured Notes, affiliates of Everest Capital Limited received warrants to acquire shares of our common stock. As April 20, 2004, Everest Capital beneficially owned more than 10% or our common stock and may be deemed our affiliate. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      All of the fees described in this Item 14 were paid to Grant Thornton LLP.

Audit Fees

      Fees for audit services totaled $119,790 in 2003 and $127,005 in 2002. Audit fees in 2003 and 2002 include fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

      Fees for audit-related services totaled $5,000 in 2003 and $17,370 in 2002. Audit-related services in 2003 and 2002 principally include fees for consents in connection with our registration statement on Form S-8, certain tax provisions and net operating losses.

Tax Fees

      Fees for tax services, including tax compliance, tax advice and tax planning, totaled $212,109 in 2003 and $197,163 in 2002.

All Other Fees

      Grant Thornton LLP did not bill us for any other fees in the last two fiscal years for services rendered in the last two fiscal years.

Pre-Approval Policy

      Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. However, the policy does not require the pre-approval of non-audit services provided by the independent auditor if (i) the fees for the provision of such services do not exceed a specific annual limit, (ii) such non-audit service were not recognized at the time of the independent auditor’s engagement to constitute non-audit services and (iii) such non-audit services are brought to the attention of our Audit Committee and approved by our Audit Committee prior to the completion of the audit. The policy requires specific pre-approval of all other permitted audit and non-audit services. Our Audit Committee’s charter allows it to delegate to one or more of its members the authority to address any requests for pre-approval of services between Audit Committee meetings, and the member of the committee to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. The policy does not provide our Audit Committee with the ability to delegate to management our Audit Committee’s responsibility to pre-approve permitted services of the independent auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.     Financial Statements

      The following financial statements are filed as a part of this report:

2.     Financial Statement Schedules

      No financial statement schedules are filed as part of this report either because the required information is included in the financial statements, including the notes thereto, or such schedules are not required

3.     Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
No.	Exhibit

2.1	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Kitty Hawk Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.2	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.3	Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
2.4	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and incorporated herein by reference).
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated February 6, 2003 (Exhibit 3.2 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of Kitty Hawk, Inc., dated August 30, 2002 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).
4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of January 28, 2004 (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (Exhibit 4.1 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).

Exhibit
No.		Exhibit

10.1		Amended and Restated Aircraft and Engine Use Agreement, dated January 1, 2004, by and between Kitty Hawk Aircargo, Inc. and the Kitty Hawk Collateral Liquidating Trust (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference) (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act).
10.2		Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.3		Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.4		Registration Rights Agreement dated December 15, 2002, by and among Kitty Hawk, Inc., Everest Capital Limited, Resurgence Asset Management, L.L.C. and Stockton LLC (Exhibit 10.7 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10.5		Agreement between Kitty Hawk Aircargo, Inc. and Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).
10	.6†	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Jack Andrew “Drew‘ Keith (Exhibit 10.8 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.7†	Employment and Severance Agreement Amendment; Notice of Termination, Resignation, and Other Severance Related Agreements dated February 18, 2004, by and between Kitty Hawk, Inc. and Jack Andrew “Drew” Keith (Exhibit 10.7 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
10	.8†	Employment and Severance Agreement dated as of October 3, 2002, by and between Kitty Hawk, Inc. and Toby J. Skaar (Exhibit 10.10 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.9†	Kitty Hawk, Inc. 401(k) Savings Plan (Exhibit 10.43 to Kitty Hawk, Inc.’s previously filed Registration Statement on Form S-1 (Reg. No. 33-85698) dated as of December 1994, and is incorporated herein by reference.)
10	.10†	Term Sheet dated October 29, 2002, between Kitty Hawk, Inc. and Robert W. Zoller, Jr. (Exhibit 10.14 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
10	.11†	Offer of Employment dated June 1, 2003, between Kitty Hawk, Inc. and Steven E. Markhoff (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference) .
10	.12†	Term Sheet dated January 20, 2004, between Kitty Hawk, Inc. and Randy S. Leiser (Exhibit 10.12 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
10.13		Credit and Security Agreement, dated March 22, 2004, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Exhibit 10.13 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
10.14		Rights Agreement, dated January 21, 2004, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company (Exhibit 1 to Kitty Hawk Inc.’s Registration Statement on Form 8-A dated January 26, 2004, and incorporated herein by reference).
10	.15†	Kitty Hawk 2003 Long Term Equity Incentive Plan, dated as of July 29, 2003 (Exhibit 4.5 to Kitty Hawk Inc.’s Registration Statement on Form S-8 dated September 24, 2003, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).

Exhibit
No.		Exhibit

23.1		Consent of Grant Thornton, LLP (Exhibit 23.1 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
31.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
31.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).
31	.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 to Kitty Hawk, Inc.’s Form 10-K dated March 29, 2004, and incorporated herein by reference).

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/ A to be signed on our behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2004.

KITTY HAWK, INC.

By:	/s/ ROBERT W. ZOLLER, JR.

Robert W. Zoller, Jr.
Chief Executive Officer and President