Form 10-Q
period 2004-03-31
KITTY HAWK INC
filed 2004-05-17
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The number of shares of common stock, par value $0.000001 per share, outstanding at May 11, 2004 was 43,744,806.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,307	$15,729
Restricted cash and short-term investments	1,314	579
Trade accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	13,040	11,539
Assets held for sale	105	114
Inventory and aircraft supplies	5,710	5,441
Deposits and prepaid expenses	1,440	1,135
Prepaid fuel	1,766	1,122
Settlement receivable	1,265	1,765
Other current assets, net	99	143

Total current assets	36,046	37,567
Property and equipment, net	8,312	9,058
Other assets, net	400	485

Total assets	$44,758	$47,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$2,112	$2,880
Accrued wages	800	761
Other accrued expenses	6,396	5,519
Other taxes payable	2,036	2,270
Current portion of accrued maintenance reserves	1,814	2,617
Current portion of lease return provisions	3,216	2,459
Current maturities of long-term debt	1,887	2,348

Total current liabilities	18,261	18,854
Long-term debt	—	34
Accrued maintenance reserves	3,486	3,311
Other long-term liabilities	1,185	1,307

Total liabilities	22,932	23,506
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 3,000,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 62,000,000; issued and outstanding — 43,612,306 and 40,760,084 at March 31, 2004 and December 31, 2003, respectively	—	—
Additional capital	18,321	18,311
Retained earnings	3,505	5,293

Total stockholders’ equity	21,826	23,604

Total liabilities and stockholders’ equity	$44,758	$47,110

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Scheduled freight	$33,224	$28,429
ACMI	—	2,025
Miscellaneous	518	530

Total revenue	33,742	30,984
Cost of revenue:
Flight expense	7,189	6,262
Transportation expense	2,825	6,039
Fuel expense	9,203	7,921
Maintenance expense	3,380	3,360
Freight handling expense	6,488	5,730
Depreciation and amortization	812	905
Operating overhead expense	2,655	2,434

Total cost of revenue	32,552	32,651

Gross profit (loss)	1,190	(1,667)
General and administrative expense	2,916	2,685

Operating loss	(1,726)	(4,352)
Other (income) expense:
Interest expense	96	116
Other, net	(34)	(481)

Net loss	$(1,788)	$(3,987)

Basic net loss per share	$(0.04)	$(0.08)

Weighted average common shares outstanding	50,574,970	49,999,970

Diluted net loss per share	$(0.04)	$(0.08)

Weighted average diluted common shares outstanding	50,574,970	49,999,970

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of	Number of
	Unrestricted	Restricted		Additional	Retained
	Shares	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2003	40,622,584	137,500	$—	$18,311	$5,293	$23,604
Net loss	—	—	—	—	(1,788)	(1,788)
Compensation expense associated with stock option grants	—	—	—	10	—	10
Issue common stock related to exercise of warrants to acquire stock	2,852,222	—	—	—	—	—
Vesting of restricted shares	18,750	(18,750)	—	—	—	—

Balance at March 31, 2004	43,493,556	118,750	$—	$18,321	$3,505	$21,826

     The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(1,788)	$(3,987)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization expense	951	989
(Gain) loss on disposal of property and equipment	5	(262)
Compensation expense related to stock options	10	—
Provision for doubtful accounts	118	142
Changes in operating assets and liabilities:
Trade accounts receivable	(1,618)	(737)
Settlement receivable	500	—
Inventory and aircraft supplies	(230)	63
Prepaid expenses and other	(770)	(866)
Accounts payable and accrued expenses	(139)	(331)
Accrued maintenance reserves	128	441

Net cash used in operating activities	(2,833)	(4,548)
Investing activities:
Proceeds from sale of assets	42	350
Change in restricted cash	(735)	238
Capital expenditures	(282)	(104)

Net cash provided by (used in) investing activities	(975)	484
Financing activities:
Borrowings of long-term debt	1,886	—
Loan origination cost	(118)	—
Repayments of long-term debt	(2,382)	(928)

Net cash used in financing activities	(614)	(928)

Net decrease in cash and cash equivalents	(4,422)	(4,992)
Cash and cash equivalents at beginning of period	15,729	10,353

Cash and cash equivalents at end of period	$11,307	$5,361

     The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003, are unaudited (except for the December 31, 2003 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

2. LEGAL PROCEEDINGS

     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties have agreed that the indemnification claim will be heard in bankruptcy court in Fort Worth, Texas (the “Bankruptcy Court”). In May, 2004, the Company was dismissed from the litigation in Wayne County, Michigan. The Company believes this claim should have been discharged when its Plan of Reorganization was confirmed by the Bankruptcy Court. No amounts have been accrued for this contingency.

     In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these other proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

3. STOCK OPTIONS

     In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (the “Plan”). Options granted under the Plan are accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

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

	Three Months
	Ended
	March 31,
	2004	2003
Risk free interest rate	4.05%	—
Expected life (years)	10	—
Volatility	50%	—
Dividend yield	0%	—

     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months
	Ended
	March 31,
	2004	2003
	(In thousands,
	except per share data)
Net loss, as reported	$(1,788)	$(3,987)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	10	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(78)	—

Pro forma net loss	$(1,856)	$(3,987)

Basic loss per share — as reported	$(0.04)	$(0.08)

Basic loss per share — pro forma	$(0.04)	$(0.08)

Diluted loss per share — as reported	$(0.04)	$(0.08)

Diluted loss per share — pro forma	$(0.04)	$(0.08)

     The Plan provides for the issuance of up to 6,500,000 shares of common stock. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options granted vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

     The following table summarizes the stock option activity under the Plan for the three months ended March 31, 2004:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2003:	1,465,000	4,460,000	$0.30
Authorized for grant	—	—	—
Granted (weighted average fair value of $1.24)	(200,000)	200,000	$1.41
Exercised	—	—	—
Canceled	131,250	(131,250)	$0.30

Outstanding at March 31, 2004:	1,396,250	4,528,750	$0.35

     The following table summarizes information about the stock options outstanding at March 31, 2004:

		Weighted	Weighted Average		Weighted Average
	Number of	Average	Exercise Price	Number of	Exercise Price
	Options	Remaining	of Options	Options	of Options
Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable
$0.30	4,318,750	9.33	$0.30	1,212,500	$0.30
$1.105	10,000	9.75	$1.105	833	$1.105
$1.41	200,000	9.83	$1.41	11,111	$1.41

	4,528,750	9.57	$0.35	1,224,444	$0.31

4. SEGMENT REPORTING

     The Company’s operations are comprised of two segments — an expedited scheduled freight network and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.

     The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2003.

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Three months ended March 31, 2004:
Revenue from external customers	$33,224	$518	$—	$—	$33,742
Revenue from intersegment operations	—	11,495	—	(11,495)	—
Depreciation and amortization	93	719	—	—	812
Operating income (loss)	(1,630)	31	(127)	—	(1,726)
Total assets	10,975	12,772	21,011	—	44,758
Three months ended March 31, 2003:
Revenue from external customers	$28,429	$2,555	$—	$—	$30,984
Revenue from intersegment operations	—	8,952	—	(8,952)	—
Depreciation and amortization	91	814	—	—	905
Operating income (loss)	(4,483)	355	(224)	—	(4,352)
Total assets	4,003	19,364	18,850	—	42,217

5. EARNINGS PER SHARE

     In March 2003, the Company issued shares of common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization. Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating loss per share. These shares are deemed to be outstanding for the entire period presented.

     For the period ended March 31, 2004, we did not include outstanding options to purchase 4,528,750 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported loss. For the period ended March 31, 2003, there were no options outstanding.

6. RELATED PARTY TRANSACTIONS

     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Party Transactions” of the Company’s Annual Report of Form 10-K/A for the year ended December 31, 2003 for information on these agreements and relationships. In addition, see the Company’s Form 8-K dated May 8, 2004 regarding the Company’s new registration rights agreement and voting agreement with Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC.

7. SUBSEQUENT EVENTS

     Pegasus Aviation Aircraft Lease Return. In October 2002, the Company entered into four operating leases for Boeing 727-200 cargo aircraft with affiliates of Pegasus Aviation. These leases expired on May 8, 2004.

     Under these leases, in addition to rental payments, the Company was required to pay maintenance reserves each month with the amount determined based on flight hours or cycles of utilization during the previous month. In addition, under the terms of these leases, each aircraft had to be returned to the lessor with the same number of available flight hours or cycles on the airframe, aircraft engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time the Company originally took delivery of each of the aircraft. Each of the aircraft had just undergone a light or heavy C-Check when the Company originally took delivery. Under the terms of these leases, instead of performing a light or heavy C-check on each of the airframes prior to returning them, the Company was required to pay the lessor $750,000 per airframe in lieu of the C-Check. Such payment does not satisfy any return condition requirement applicable to the aircraft components which the Company must return with the same amount of aggregate hours, cycles and days remaining as when delivered. Each $750,000 payment was reduced by the amount of maintenance reserves paid to the lessor under these leases.

     Because the Company’s estimate of the costs to meet these aircraft lease return obligations exceed the $2.4 million of lease return reserves the Company had recorded as of December 31, 2003 for these aircraft, the Company took a charge of $1.2 million in the first quarter of 2004. As of May 14, 2004, the Company was in the process of returning these aircraft to the lessor and, according to the lessor, the Company has not yet fully satisfied its lease return obligations under the leases. While the Company believes its current lease return reserve pertaining to the return of these aircraft is sufficient to meet the lease return obligations, the final cost will not be known until the aircraft are returned and the lease return obligations are satisfied in accordance with the lease. As a result, if the actual cost of meeting the lease return conditions increase, the Company may be required to take an additional charge in the second quarter of 2004. In addition, until the lease return conditions are satisfied, the Company may be subject to continuing lease payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo

     Through Kitty Hawk Cargo, we operate a major independent city-to-city expedited scheduled freight network in the continental U.S. and selected cities in Canada providing next-morning and two-day freight service. In addition, we have business alliances that allow us to provide freight services to Alaska and Hawaii. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In November 2003, on a test basis, we began offering an airport-to-door delivery option to a limited number of our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. We began offering this service to all of our customers during March 2004. On occasion, for an additional fee, we arrange for the initial pick up of freight from shippers as well as the final delivery to recipients. For the three months ended March 31, 2004, we generated approximately 98% of our revenue from our expedited scheduled freight network.

     Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s expedited scheduled freight network. In addition, Kitty Hawk Aircargo provides services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers when its aircraft are not being used in our expedited scheduled freight network. On March 31, 2004, Kitty Hawk Aircargo had 22 owned and leased aircraft available for operation in revenue service. By providing ACMI and ad-hoc charters, Kitty Hawk Aircargo is able to improve the utilization of its aircraft and generate additional revenue when its aircraft would otherwise be idle.

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

     Our expedited scheduled freight network and cargo airline also have large fixed costs which cannot be easily reduced in the short term. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year. Since our expedited freight business is both seasonal and tied to the economic trends of the consumer and manufacturing sectors of the U.S. economy, we may incur additional working capital needs during the third and fourth quarters of the year to the extent that our revenues do not allow us to cover our relatively high fixed costs.

     During the three months ended March 31, 2004, we have continued to focus on reducing both our fixed and variable costs. We have also focused on maintaining the efficiency and reliability of our network resulting in an on time performance to our customers of 99.6%.

     One of our most significant and variable costs is the cost of jet fuel. Because our network bears the cost of increases in jet fuel costs, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We record these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices due to competitive pressures or other reasons, we may be forced to absorb increases in jet fuel costs, which could negatively affect our results of operations.

     During the three months ended March 31, 2004 and 2003, we purchased jet fuel from various suppliers at then current market prices. We do not currently have any short- or long-term contracts for jet fuel, nor do we currently have any agreements to hedge against changes in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. During the three months ended March 31, 2004, our jet fuel averaged $1.17 per gallon and we used between 2.4 million and 2.9 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped. At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $301,000.

     At May 11, 2004, we had $11.2 million of cash on hand. To supplement our liquidity, we entered into a $10.0 million revolving credit facility with Wells Fargo Business Credit in March 2004, replacing our $5.0 million receivables purchase facility. We believe that our cash flow from operations, availability under our credit facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. In addition to our normal operating cash requirements, we believe our cash requirements for 2004 include, but are not limited to, seasonal working capital requirements, projected capital expenditures, heavy aircraft maintenance events, investments in information technology, meeting our lease return conditions with Pegasus Aviation, future investments in aircraft and integration of Boeing 737-300 cargo aircraft into our fleet. In addition, the TSA may adopt additional regulations regarding stringent cargo security screening procedures which may have a material impact on our costs and cash flow. Additionally, if these regulations and procedures are not met, we may be subject to civil penalties and fines assessed by the TSA.

Recent Developments

     Boeing 737-300 Cargo Aircraft Lease. On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases, with two 30-month extension options, with affiliates of General Electric Capital Aviation Services, or GECAS, for seven Boeing 737-300 cargo aircraft. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk and Kitty Hawk Cargo. The first Boeing 737-300 aircraft is scheduled for delivery to us in the fourth quarter of 2004, with the remaining six aircraft to be delivered to us during 2005.

     The Boeing 737-300 cargo aircraft has higher lease costs and approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. However, the Boeing 737-300 cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs as it operates with a two person crew instead of three, lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300 cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. As a result of the addition of the Boeing 737-300 cargo aircraft to our fleet, we may be required to adjust our Boeing 727-200 cargo aircraft parts inventory levels and maintenance reserves. A review of parts inventory levels and maintenance reserves may result in a charge to earnings. See “Critical Accounting Policies — Aircraft Parts Inventory Accounting” in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We intend to deploy the Boeing 737-300 cargo aircraft in our operations in situations where we can take advantage of its improved operating cost and performance characteristics and where its cargo capacity is better suited. We expect that the higher lease costs of the Boeing 737-300 cargo aircraft will be offset by its higher utilization in our operations and its lower operating costs as compared to the Boeing 727-200 cargo aircraft.

     As a result of adding Boeing 737-300 cargo aircraft to our fleet, we will incur significant, one-time aircraft induction costs for, among other things, pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program to include Boeing 737-300 cargo aircraft. We anticipate that these costs and additional lease deposits to GECAS could be up to $3.3 million in the aggregate during 2004 and 2005.

     In addition, we must receive the approval of the Federal Aviation Administration (the “FAA”) to place the Boeing 737-300 cargo aircraft in revenue service. This approval is contingent upon our meeting certain regulatory requirements relating to maintenance, operation, training and record keeping. We anticipate obtaining the approval of the FAA to place these 737-300 cargo aircraft in revenue service within 30 days of delivery of the first aircraft. However, any delay by the FAA in granting us approval will require us to pay lease and other costs associated with maintaining the aircraft without deriving any revenue from the aircraft, which could have a material adverse effect on our results of operations.

     Pegasus Aviation Aircraft Lease Return. In October 2002, we entered into four operating leases for Boeing 727-200 cargo aircraft with affiliates of Pegasus Aviation. These leases expired on May 8, 2004.

     Under these leases, in addition to rental payments, we were required to pay maintenance reserves each month with the amount determined based on flight hours or cycles of utilization during the previous month. In addition, under the terms of these leases, each aircraft had to be returned to the lessor with the same number of available flight hours or cycles on the airframe, aircraft engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time we originally took delivery of each of the aircraft. Each of the aircraft had just undergone a light or heavy C-Check when we originally took delivery. Under the terms of these leases, instead of performing a light or heavy C-check on each of the airframes prior to returning them, we were required to pay the lessor $750,000 per airframe in lieu of the C-Check. Such payment does not satisfy any return condition requirement applicable to the aircraft components which we must return with the same amount of aggregate hours, cycles and days remaining as when delivered. Each $750,000 payment was reduced by the amount of maintenance reserves paid to the lessor under these leases.

     Because our estimate of the costs to meet these aircraft lease return obligations exceed the $2.4 million of lease return reserves we had recorded as of December 31, 2003 for these aircraft, we took a charge of $1.2 million in the first quarter of 2004. As of May 14, 2004, we were in the process of returning these aircraft to the lessor and, according to the lessor, we had not yet fully satisfied our lease return obligations under the leases. While we believe our current lease return reserve pertaining to the return of these aircraft is sufficient to meet the lease return obligations, the final cost will not be known until the aircraft are returned and the lease return obligations are satisfied in accordance with the lease. As a result, if the actual cost of meeting the lease return conditions increase, we may be required to take an additional charge in the second quarter of 2004. In addition, until the lease return conditions are satisfied, we may be subject to continuing lease payments.

Results of Operations

     Revenue. Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network. Other revenue includes:

•	ACMI revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance, known as ACMI, on short to medium-term contacts; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.

     Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

°	flight crew member wages, benefits, training and travel;

°	operating lease expense for leased aircraft operated and flown by Kitty Hawk Aircargo;

°	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

°	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

°	third party aircraft charter expense;

°	aircraft ground operating costs, such as landing and parking fees charged by airports and cost of deicing aircraft;

°	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

°	pickup and/or final delivery expenses as directed by customers.

•	Fuel, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

°	wages and benefits for maintenance, records and maintenance management personnel;

°	costs for contract mechanics at cargo facility outstations;

°	costs of aircraft parts and supplies; and

°	accruals for maintenance of airframes and engines.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

°	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

°	contract services to warehouse, load and unload aircraft principally at cargo facility outstations; and

°	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Asset Impairment, which consists of recognizing the lost value of assets in our on-going operations under Statement of Financial Accounting Standards No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires current period recognition of the reduction in the value of an asset that can no longer reasonably be expected to generate adequate net cash flows to recover its value or are no longer of such utility as to be utilized over the originally expected life.

•	Operating Overhead, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

°	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

°	expedited scheduled freight network sales and marketing expenses;

°	rent and utilities;

°	bad debt expense; and

°	general operational office expenses.

     General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo and Kitty Hawk Cargo), information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, strategic planning, financial planning and asset management are included in general and administrative expenses. Also included are legal and professional fees and consulting fees.

Critical Accounting Policies

     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes, except as discussed above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Pegasus Aviation Lease Return”, to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended March 31,
	2004	2003
Revenue:
Scheduled freight	98.5%	91.8%
Other	1.5	8.2

Total revenue	100.0	100.0
Cost of revenue	96.5	105.4

Gross profit (loss)	3.5	(5.4)
General and administrative expenses	8.6	8.7

Operating loss	(5.1)	(14.1)
Other (income) expense:
Interest expense	0.3	0.4
Other (income) expense	(0.1)	(1.6)

Total other (income) expense	0.2	(1.2)

Net loss	(5.3)%	(12.9)%

REVENUE

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2004		2003
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Scheduled freight	$33,224	98.5%	$28,429	91.8%	16.9%
Other:
ACMI	—	—	2,025	6.5	(100.0)
Miscellaneous	518	1.5	530	1.7	(2.3)

Total revenue	$33,742	100.0%	$30,984	100.0%	8.9%

     Scheduled Freight. For the three months ended March 31, 2004, the $4.8 million increase in our scheduled freight revenue was due to an increase of 2.8% in our average yield and a 13.5% increase in our chargeable weight from the three months ended March 31, 2003. Our yield increase was primarily due to a larger proportion of higher yielding next morning freight in our total chargeable weight and more chargeable weight from geographic areas that had higher rates and, to a lesser extent, an increase in the fuel surcharge to mitigate the increases in our fuel expense resulting from higher fuel prices. Our chargeable weight increase was primarily due to a strengthening economy toward the end of 2003 which carried over to the first quarter 2004, the addition of two more weekday versus Friday operating days during the three months ended March 31, 2004 than in the three months ended March 31, 2003, and the expansion of our network through the addition of several road feeder markets and the conversion of several road feeder markets to air markets subsequent to the three months ended March 31, 2003.

     ACMI. During the first three months of 2003, we generated $2.0 million of revenue from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. During the three months ended March 31, 2004, we generated no ACMI revenue.

     Miscellaneous. For the three months ended March 31, 2004, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $0.5 million of revenue and from maintenance work on an aircraft operated by us, but owned by a third party on which we were not obligated to perform maintenance. Our miscellaneous revenue for the three months ended March 31, 2003 included generating $0.5 million from flying ad-hoc charter services.

COST OF REVENUE

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2004		2003
	Cost	Percentage	Cost	Percentage	Percent Change
	of	of Total	of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Flight expense	$7,189	21.3%	$6,262	20.2%	14.8%
Transportation expense	2,825	8.4	6,039	19.5	(53.2)
Fuel	9,203	27.3	7,921	25.6	16.2
Maintenance expense	3,380	10.0	3,360	10.8	0.6
Freight handling expense	6,488	19.2	5,730	18.5	13.2
Depreciation and amortization	812	2.4	905	2.9	(10.3)
Operating overhead	2,655	7.9	2,434	7.9	9.1

Total cost of revenue	$32,552	96.5%	$32,651	105.4%	(0.3)%

     Flight Expense. For the three months ended March 31, 2004, flight expense increased $0.9 million or 14.8% compared to the three months ended March 31, 2003. This increase was primarily a result of a 22.4% increase in revenue block hours flown by our owned and leased aircraft resulting in correspondingly higher aircraft lease and pilot wage expense, offset in part by a $0.1 million decrease in simulator training expense and a $0.1 million decrease in aircraft liability insurance expense. Simulator training expense decreased due to the elimination of a minimum usage requirement in our simulator usage agreement. Aircraft liability insurance expense decreased primarily as a result of lower insurance rates.

     The 22.4% or 1,102 increase in revenue block hours flown was due to our cargo airline flying 1,805 more hours for the scheduled freight network and 703 fewer hours for our ACMI and ad-hoc charter customers for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in hours flown by the cargo airline on behalf of the scheduled freight network was primarily a result of using fewer third party cargo aircraft (on a block hour basis) during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The expenses related to chartering these aircraft in 2003 are included in transportation expense as opposed to flight expense.

     Transportation Expense. For the three months ended March 31, 2004, transportation expense decreased $3.2 million, or 53.2%, from the three months ended March 31, 2003. This decrease is comprised of a $3.5 million decrease in third party cargo aircraft charters flown on behalf of the scheduled freight network during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, offset in part by higher aircraft ground operating costs due to more aircraft operating during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

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

     Fuel. For the three months ended March 31, 2004, fuel expense increased $1.3 million, or 16.2%, as compared to the three months ended March 31, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.03, or 2.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 which we believe was offset entirely by the fuel surcharge included in scheduled freight revenue. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge. The number of gallons used for the three months ended March 31, 2004 increased by approximately 840,000 gallons, or 12.2%, as compared to the three months ended March 31, 2003. The increase in fuel consumption is primarily due to a 12.2% increase in revenue block hours flown by our cargo airline for our scheduled freight network.

     Maintenance Expense. For the three months ended March 31, 2004, maintenance expense increased $0.02 million, or 0.6%, as compared to the three months ended March 31, 2003. Included in maintenance expense during the three months ended March 31, 2004 is a $1.2 million charge to maintenance expense to meet the estimated incremental lease return obligations on four Boeing 727-200 cargo aircraft. See “— Recent Developments.” Also included in maintenance expense in the three months ended March 31, 2004 is a $0.5 million reversal of excess maintenance reserves on one Boeing 727-200 cargo aircraft that completed a heavy maintenance event in March 2004.

     Not including the $1.2 million lease return charge and the $0.5 million heavy maintenance reserve reversal, maintenance expense would have decreased $0.6 million, or 18.8%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This decrease is partially due to a reduction in the engine maintenance reserve rate per flight hour, lower usage of engines requiring maintenance reserves and lower expense incurred for parts used in maintenance during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. In addition, during the three months ended March 31, 2004, we did not increase our airframe maintenance reserves for owned airframes for which we plan to use maintenance reserves to perform heavy maintenance, because we previously reached the maximum reserve amount for those airframes in accordance with our maintenance reserve policy.

     Freight Handling Expense. For the three months ended March 31, 2004, freight handling expense increased $0.8 million, or 13.2%, as compared to the three months ended March 31, 2003. The increase in freight handling expense was due to a 13.5% increase in chargeable weight and the inclusion in freight handling expense of certain costs, such as rent and utilities, of our third party handlers at our outsourced stations for the three months ended March 31, 2004 that were previously included in operating overhead during the three months ended March 31, 2003 during which time the handling was performed by us. These increases in costs were offset in part by a decrease in other freight handling costs resulting from outsourcing three of the four remaining outstations operated by us by the end of the first quarter 2003 and more favorable rates achieved from renegotiating several of the existing third party freight handling contracts subsequent to the end of the first quarter of 2003.

     Depreciation and Amortization. For the three months ended March 31, 2004, depreciation and amortization expense decreased $0.1 million, or 10.3%, as compared to the three months ended March 31, 2003. This decrease in depreciation expense is primarily due to an increase in the number of owned engines becoming fully depreciated during three months ended March 31, 2004 as compared to the three months ended March 31, 2003, offset in part by the addition of two Boeing 727-200 cargo airframes acquired in the fourth quarter of 2003.

     Operating Overhead. For the three months ended March 31, 2004, operating overhead increased $0.2 million, or 9.1%, as compared to the three months ended March 31, 2003. The increase is primarily due to an increase in sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, offset in part by the elimination of certain costs that are now included in third party freight handling contracts and are reported as freight handling expense during the three months ended March 31, 2004.

GROSS PROFIT

     As a result of the foregoing, for the three months ended March 31, 2004, we recognized gross profit of $1.2 million, which was an improvement of $2.9 million as compared to the three months ended March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $0.2 million, or 8.6%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is primarily due to accruing expense for performance based compensation, severance costs, and Sarbanes-Oxley compliance, offset in part by lower legal and trailing bankruptcy costs.

INTEREST EXPENSE

     Interest expense declined by $0.02 million, or 17.2%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease is primarily due to a net $0.8 million reduction in interest bearing obligations since the quarter ended March 31, 2003.

OTHER (INCOME) EXPENSE

     Other income decreased $0.4 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in other income is primarily due to a reduction in surplus asset sales during the three months ended March 31, 2003.

INCOME TAXES

     We have recognized no tax benefit from our operating losses and have provided a valuation allowance against our deferred tax assets. Due to historical operating losses and the potential for future limitations on the utilization of our tax assets, we have recorded a valuation allowance because it is unclear how much, if any, tax benefit we will realize. To the extent that we generate income in the future, we will likely be able to offset any income with our existing deductions and, as a result, we will not pay any taxes on the income.

     In addition, as a result of recent and future transfers of our stock by our shareholders and the exercise of options and warrants, we may undergo a change in ownership as defined by the U.S. tax laws. This change may result in limitations on our ability to offset any income with our existing deductions.

LIQUIDITY AND CAPITAL RESOURCES

     General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our $10.0 million credit facility with Wells Fargo Business Credit, Inc., or WFB.

     At March 31, 2004, we had cash and cash equivalents of $11.3 million as compared to $15.7 million at December 31, 2003. The decrease in cash of $4.4 million is a result of $2.8 million used for operations, $1.0 million used in investing activities and $0.6 million used for repayments of our outstanding debt. The $1.0 million used in investing activities included $0.3 million for the acquisition of operating assets and $0.7 million to increase restricted cash.

     At March 31, 2004, our net working capital was $17.8 million compared to $18.7 million at December 31, 2003.

     We anticipate our capital expenditures for the remainder of 2004 will be approximately $5.7 million, including $2.3 million related to heavy airframe maintenance and heavy shop visits for aircraft engines, $1.6 million related to complying with airworthiness directives on our fleet of Boeing 727-200 cargo aircraft and $1.8 million to upgrade our information technology systems. We anticipate spending $2.3 million to perform heavy airframe maintenance and heavy shop visits for aircraft engines which are accrued for in our maintenance reserves. In addition, we anticipate $3.2 million of cash outlays related to meeting the lease return conditions on four leased airframes and 12 aircraft engines. In addition, we expect integration and additional lease deposit costs of approximately $1.3 million during 2004 to integrate the Boeing 737-300 cargo aircraft into our fleet. We believe our current assets, cash flows from operations, and availability under our credit facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures requirements.

     Credit Facility. On March 22, 2004, we entered into a $10.0 million revolving credit facility with WFB. Unless earlier terminated, the credit facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The credit facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. At March 31, 2004 the interest rate on the credit facility was 4.0%. The credit facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aviation parts. In connection with entering into the credit facility, we repaid $1.8 million of outstanding debt.

     Availability under the credit facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. As of March 31, 2004, we had $1.9 million borrowed under the credit facility. As of May 11, 2004, we had a borrowing base of $10.0 million and $8.1 million of availability.

     Each year, we will pay an unused line fee of 0.375% of the daily unused amount under the credit facility. In addition, we must pay to WFB a minimum of $8,500 per month in interest. We will incur additional fees if the credit facility is terminated by WFB upon default or if we terminate the credit facility prior to its termination date or reduce the maximum availability under the credit facility. These fees are up to $200,000 during the first year of the credit facility, $100,000 during the second year of the credit facility and $50,000 during the third year of the credit facility. Finally, we may utilize the credit facility to issue letters of credit in the aggregate amount of up to $5.0 million. We incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the credit facility.

     The credit facility provides for specified events of default that allow WFB to terminate the credit facility and accelerate any payments due by us, including if we suffer a material adverse change in our business or financial condition. In addition, the credit facility requires us to meet certain financial and operating covenants, limits capital expenditures other than capitalized maintenance on our aircraft, and restricts our ability to commit to or enter into any new aircraft operating leases unless certain financial covenants are met. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2003 for more details on the credit facility.

     Contractual Obligations. The following table sets forth our contractual obligations for the periods shown (dollars in thousands):

		Nine Months Ending	Two Years Ending	Two Years Ending
Contractual Obligations	Total	December 31, 2004	December 31, 2006	December 31, 2008	Thereafter
Debt	$1,887	$—	$—	$1,887	$—
Non-aircraft operating leases	37,908	2,123	5,670	4,814	25,301
Aircraft operating leases and use agreements	95,189	3,244	18,008	18,280	55,657
Estimated lease return conditions	3,216	3,216	—	—	—

Total contractual cash obligations	$138,200	$8,583	$23,678	$24,981	$80,958

SEASONALITY OF RESULTS AND OPERATING LEVERAGE

     Our current business is seasonal in nature. In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter. In the first quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business with a slight dampening effect toward the end of the first quarter due to among other things the increasing uncertainty surrounding the anticipated war in Iraq. In the first quarter of 2004, we believe we experienced normal seasonal trends in our expedited freight business. Additionally, we believe we continued to benefit in the first quarter of 2004 from what appears to be a continuation of the strengthening of the U.S. domestic economy.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains “forward-looking statements” concerning our business, operations and financial performance and condition. When we use the words “estimates,” “expects,” “forecasts,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions, we intend to identify forward-looking statements.

     We have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions or expectations will prove to be accurate.

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, but are not limited to, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition;

•	limited operating flexibility due to the terms of our credit facility;

•	change in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines;

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in general economic conditions;

•	changes in the cost and availability of jet fuel;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to efficiently integrate the Boeing 737-300 cargo aircraft into our operations;

•	delays in placing the Boeing 737-300 cargo aircraft into revenue service; and

•	the ability to negotiate reasonable maintenance agreements to maintain the Boeing 737-300 cargo aircraft.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not experienced any significant changes in our market risk since the disclosures made in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named us as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against us. The parties have agreed that the indemnification claim will be heard in bankruptcy court in Fort Worth, Texas. In May 2004, we were dismissed from the litigation in Wayne County, Michigan. While we cannot predict the outcome of this claim at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ allegations. No amounts have been accrued for this contingency.

     Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such other legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit
31.1*	—	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

(b) Reports on Form 8-K:

     On January 26, 2004, the Company filed a Form 8-K under Items 5 and 7 announcing the adoption of a stockholder rights plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

KITTY HAWK, INC.
By:	/s/ RANDY S. LEISER
Randy S. Leiser
Vice President – Finance and Chief Financial Officer (Authorized officer and principal financial officer)