Form 10-Q
period 2004-06-30
KITTY HAWK INC
filed 2004-08-12
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at August 11, 2004 was 43,757,306.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,945	$15,729
Restricted cash and short-term investments	1,379	579
Trade accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	13,881	11,539
Assets held for sale	80	114
Inventory and aircraft supplies	5,400	5,441
Deposits and prepaid expenses	1,903	1,135
Prepaid fuel	1,629	1,122
Settlement receivable	765	1,765
Other current assets, net	106	143

Total current assets	37,088	37,567
Property and equipment, net	8,964	9,058
Other assets, net	400	485

Total assets	$46,452	$47,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$3,445	$2,880
Accrued wages	886	761
Other accrued expenses	6,823	5,519
Other taxes payable	2,151	2,270
Current portion of accrued maintenance reserves	2,482	2,617
Current portion of lease return provisions	2,196	2,459
Current maturities of long-term debt	1,949	2,348

Total current liabilities	19,932	18,854
Long-term debt	—	34
Accrued maintenance reserves	2,954	3,311
Other long-term liabilities	1,061	1,307

Total liabilities	23,947	23,506
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 3,000,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 62,000,000; issued and outstanding — 43,757,306 and 40,760,084 at June 30, 2004 and December 31, 2003, respectively	—	—
Additional capital	18,415	18,311
Retained earnings	4,090	5,293

Total stockholders’ equity	22,505	23,604

Total liabilities and stockholders’ equity	$46,452	$47,110

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Scheduled freight	$37,164	$29,510	$70,388	$57,939
ACMI	640	1,610	640	3,996
Miscellaneous	71	152	589	321

Total revenue	37,875	31,272	71,617	62,256
Cost of revenue:
Flight expense	7,381	6,405	14,570	12,668
Transportation expense	3,424	4,695	6,249	10,734
Fuel expense	10,876	7,254	20,079	15,174
Maintenance expense	2,797	2,725	6,177	6,085
Freight handling expense	6,862	6,067	13,350	11,798
Depreciation and amortization	688	888	1,500	1,793
Operating overhead expense	2,842	2,210	5,497	4,644

Total cost of revenue	34,870	30,244	67,422	62,896

Gross profit (loss)	3,005	1,028	4,195	(640)
General and administrative expense	2,460	2,355	5,377	5,039

Operating income (loss)	545	(1,327)	(1,182)	(5,679)
Other (income) expense:
Interest expense	72	103	167	219
Other, net	(112)	(38)	(146)	(519)

Net income (loss)	$585	$(1,392)	$(1,203)	$(5,379)

Basic net income (loss) per share	$0.01	$(0.03)	$(0.02)	$(0.11)

Weighted average common shares outstanding	50,698,234	49,999,970	50,636,602	49,999,970

Diluted net income (loss) per share	$0.01	$(0.03)	$(0.02)	$(0.11)

Weighted average diluted common shares outstanding	53,994,513	49,999,970	50,636,602	49,999,970

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)
(unaudited)

	Common Stock
	Number of	Number of
	Unrestricted	Restricted		Additional	Retained
	Shares	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2003	40,622,584	137,500	$—	$18,311	$5,293	$23,604
Net loss	—	—	—	—	(1,203)	(1,203)
Compensation expense associated with stock option grants	—	—	—	60	—	60
Issue common stock related to exercise of warrants to acquire stock	2,852,222	—	—	—	—	—
Issue common stock related to exercise of stock options	251,250	—	—	75	—	75
Repurchase of restricted shares	—	(106,250)	—	(31)	—	(31)
Vesting of restricted shares	31,250	(31,250)	—	—	—	—

Balance at June 30, 2004	43,757,306	—	$—	$18,415	$4,090	$22,505

The accompanying notes are an integral part of this financial statement.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(1,203)	$(5,379)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	1,728	1,968
Gain on disposal of property and equipment	(22)	(274)
Compensation expense related to stock options	60	—
Provision for doubtful accounts	120	265
Changes in operating assets and liabilities:
Trade accounts receivable	(2,462)	991
Settlement receivable	1,000	—
Inventory and aircraft supplies	80	123
Prepaid expenses and other	(1,043)	(391)
Accounts payable and accrued expenses	1,629	(998)
Accrued maintenance reserves	(755)	247

Net cash used in operating activities	(868)	(3,448)
Investing activities:
Proceeds from sale of assets	171	565
Change in restricted cash	(800)	66
Capital expenditures	(1,789)	(173)

Net cash provided by (used in) investing activities	(2,418)	458
Financing activities:
Issue common stock	75	—
Repurchase restricted common stock	(31)	—
Borrowings of long-term debt	1,949	439
Loan origination cost	(109)	—
Repayments of long-term debt	(2,382)	(1,717)

Net cash used in financing activities	(498)	(1,278)

Net decrease in cash and cash equivalents	(3,784)	(4,628)
Cash and cash equivalents at beginning of period	15,729	10,353

Cash and cash equivalents at end of period	$11,945	$6,085

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

2. LEGAL PROCEEDINGS

     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties have agreed that the indemnification claim will be heard in bankruptcy court in Fort Worth, Texas (the “Bankruptcy Court”). In May 2004, the Company was dismissed from the litigation in Wayne County, Michigan. The Company believes this claim should have been discharged when its Plan of Reorganization was confirmed by the Bankruptcy Court. No amounts have been accrued for this contingency.

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

	Six Months Ended
	June 30,
	2004	2003
Risk free interest rate	4.05%	—
Expected life (years)	10	—
Volatility	50%	—
Dividend yield	0%	—

     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$585	$(1,392)	$(1,203)	$(5,379)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	50	—	60	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(91)	—	(168)	—

Pro forma net income (loss)	$544	$(1,392)	$(1,311)	$(5,379)

Basic income (loss) per share — as reported	$0.01	$(0.03)	$(0.02)	$(0.11)

Basic income (loss) per share — pro forma	$0.01	$(0.03)	$(0.03)	$(0.11)

Diluted income (loss) per share — as reported	$0.01	$(0.03)	$(0.02)	$(0.11)

Diluted income (loss) per share — pro forma	$0.01	$(0.03)	$(0.03)	$(0.11)

     The Plan provides for the issuance of up to 6,500,000 shares of common stock. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options granted vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

     The following table summarizes the stock option activity under the Plan for the six months ended June 30, 2004:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2003:	1,465,000	4,460,000	$0.30
Authorized for grant	—	—	—
Granted (weighted average fair value of $1.09)	(450,000)	450,000	$1.53
Exercised	—	(251,250)	$0.30
Canceled	525,000	(525,000)	$0.30

Outstanding at June 30, 2004:	1,540,000	4,133,750	$0.44

     The following table summarizes information about the stock options outstanding at June 30, 2004:

		Weighted	Weighted Average
	Number of	Average	Exercise Price	Number of	Weighted Average
	Options	Remaining	of Options	Vested	Exercise Price
Exercise Prices	Outstanding	Life (Years)	Outstanding	Options(1)	of Vested Options
$ 0.30	3,673,750	9.08	$0.30	1,267,500	$0.30
$1.105	10,000	9.58	$1.105	1,667	$1.105
$ 1.41	200,000	9.67	$1.41	27,778	$1.41
$ 1.62	250,000	9.92	$1.62	9,375	$1.62

	4,133,750	9.48	$0.44	1,306,320	$0.33

(1) Each of the outstanding options are currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.

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

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Three months ended June 30, 2004:
Revenue from external customers	$37,164	$711	$—	$—	$37,875
Revenue from intersegment operations	—	10,777	—	(10,777)	—
Depreciation and amortization	106	582	—	—	688
Operating income (loss)	885	(259)	(81)	—	545
Total assets	$11,424	$13,056	$21,972	—	$46,452
Three months ended June, 2003:
Revenue from external customers	$29,510	$1,762	$—	$—	$31,272
Revenue from intersegment operations	—	9,113	—	(9,113)	—
Depreciation and amortization	85	803	—	—	888
Operating income (loss)	(1,642)	333	(18)	—	(1,327)
Total assets	$2,417	$18,749	$18,447	—	$39,613
Six months ended June 30, 2004:
Revenue from external customers	$70,388	$1,229	$—	$—	$71,617
Revenue from intersegment operations	—	22,272	—	(22,272)	—
Depreciation and amortization	199	1,301	—	—	1,500
Operating income (loss)	(745)	(228)	(209)	—	(1,182)
Total assets	$11,424	$13,056	$21,972	—	$46,452
Six months ended June 30, 2003:
Revenue from external customers	$57,939	$4,317	$—	$—	$62,256
Revenue from intersegment operations	—	18,065	—	(18,065)	—
Depreciation and amortization	176	1,617	—	—	1,793
Operating income (loss)	(6,125)	688	(242)	—	(5,679)
Total assets	$2,417	$18,749	$18,447	$—	$39,613

5. EARNINGS PER SHARE

     In March 2003, the Company issued warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization., Such warrants are treated as outstanding common shares for purposes of calculating earnings (loss) per share because the exercise price of the warrants is nominal. As of June 30, 2004, warrants to purchase 6,962,649 shares of common stock remain outstanding.

     For the six month period ended June 30, 2004, the Company did not include outstanding options to purchase 4,133,750 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported loss. For the three and six month periods ended June 30, 2003, there were no options outstanding.

6. RELATED PARTY TRANSACTIONS

     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Party Transactions” of the Company’s Annual Report of Form 10-K/A for the year ended December 31, 2003 for information on these agreements and relationships. In addition, see the Company’s Form 8-Ks dated May 8, 2004 and June 25, 2004 regarding the Company’s new registration rights agreement and voting agreement with Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC.

7. PEGASUS AVIATION AIRCRAFT LEASE RETURN

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

     Because the Company’s estimate of the costs to meet these aircraft lease return obligations exceeded the $2.4 million of lease return reserves the Company had recorded as of December 31, 2003 for these aircraft, the Company took a charge of $1.7 million in the first six months of 2004. As of August 11, 2004, the Company has satisfied the lease return obligations under three of the leases and is in the process of satisfying the lease return obligations under the fourth lease. While the Company believes its current lease return reserve pertaining to the return of this aircraft is sufficient to meet the lease return obligations, the final cost will not be known until the aircraft is returned and the lease return obligation is satisfied in accordance with the lease. In addition, until the lease return condition is satisfied, the Company may be subject to continuing lease payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.

     Through Kitty Hawk Cargo, we operate a major independent city-to-city expedited scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing next-morning and two-day freight service. In addition, we have business alliances that allow us to provide freight services to Alaska and Hawaii. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In March 2004, we began offering an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. For the six months ended June 30, 2004, we generated approximately 98% of our revenue from our expedited scheduled freight network.

     Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s expedited scheduled freight network. In addition, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers when its aircraft are not being used in our expedited scheduled freight network. On June 30, 2004, Kitty Hawk Aircargo had 19 owned and leased aircraft available for operation in revenue service. By providing ACMI and ad-hoc charters, Kitty Hawk Aircargo is able to improve the utilization of its aircraft and generate additional revenue when its aircraft would otherwise be idle.

     Our expedited scheduled freight business relies on customers who need time-definite delivery on an as-needed basis. Because the freight is shipped on an as-needed basis, we do not have long-term contracts with our customers. Without long-term customer contracts, the overall demand for our expedited freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature. In addition, we believe that a significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, apparel and other durable goods and equipment industries. These industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters being the strongest revenue quarters. Because of the foregoing factors, the amount of freight shipped in our expedited scheduled freight network can fluctuate significantly. In addition, our expedited freight services network is subject to increasing competition from integrated carriers and trucking networks that provide lower cost second- and third-day alternatives to our overnight freight services.

     Our expedited scheduled freight network and cargo airline have large fixed costs which cannot be easily reduced in the short term. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year. Since our expedited freight business is both seasonal and tied to the economic trends of the consumer and manufacturing sectors of the U.S. economy, we may incur additional working capital needs during the third and fourth quarters of the year to the extent that our revenues do not allow us to cover our relatively high fixed costs.

     During the six months ended June 30, 2004, we have continued to focus on reducing both our fixed and variable costs while maintaining the efficiency and reliability of our network. Our on time performance to our customers remains at 99.6%.

     One of our most significant and variable costs is the cost of jet fuel. Because our network bears the cost of increases in jet fuel costs, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We record these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs, which could negatively affect our results of operations. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network which could negatively affect our results of operation. The rising cost of jet fuel affects our working capital because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.

     During the six months ended June 30, 2004 and 2003, we purchased jet fuel from various suppliers at then current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into long-term supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. During the six months ended June 30, 2004, our jet fuel averaged $1.21 per gallon and we used between 2.4 million and 3.0 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network is operated during each month. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $325,000.

     At August 11, 2004, we had $9.7 million of cash on hand. To supplement our liquidity, we have a $10.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. We believe that our cash flow from operations, availability under our credit facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2004 include, but are not limited to, working capital requirements, projected capital expenditures, heavy aircraft maintenance events, investments in information technology, future investments in aircraft, payment of performance based compensation and the integration of Boeing 737-300 cargo aircraft into our fleet. In addition, the Transportation Security Administration, or TSA, may adopt additional regulations regarding stringent cargo security screening procedures which may have a material impact on our costs and cash flow. Additionally, if these regulations and procedures are not met, we may be subject to civil penalties and fines assessed by the TSA.

Recent Developments

     Boeing 737-300 Cargo Aircraft Lease. On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases, with two 30-month extension options, with affiliates of General Electric Capital Aviation Services, or GECAS, for seven Boeing 737-300 cargo aircraft. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk and Kitty Hawk Cargo. The first Boeing 737-300 cargo aircraft is scheduled for delivery to us late in the fourth quarter of 2004, with the remaining six aircraft to be delivered to us during 2005.

     The Boeing 737-300 cargo aircraft has higher lease costs and approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. However, the Boeing 737-300 cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs as it operates with a two person crew instead of three, lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300 cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. As a result of the addition of the Boeing 737-300 cargo aircraft to our fleet, we may be required to adjust our Boeing 727-200 cargo aircraft parts inventory levels and maintenance reserves. A future review of inventory levels and maintenance reserves may result in an adjustment to earnings. See “Critical Accounting Policies — Airframe and Aircraft Engine Maintenance Reserves” and “Critical Accounting Policies — Aircraft Parts Inventory Accounting” in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We intend to deploy the Boeing 737-300 cargo aircraft in our operations in situations where we can take advantage of its improved operating cost and performance characteristics and where its capacity is better suited. While we have not yet fully developed our combined Boeing 727-200 cargo aircraft and Boeing 737-300 cargo aircraft fleet operating and utilization schedule, we expect that the higher lease costs of the Boeing 737-300 cargo aircraft will be offset by its higher utilization in our operations and its lower operating costs as compared to the Boeing 727-200 cargo aircraft.

     As a result of adding Boeing 737-300 cargo aircraft to our fleet, we will incur significant, one-time aircraft induction costs for, among other things, pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program to include Boeing 737-300 cargo aircraft. Through June 30, 2004, we have paid $1.1 million related to the induction costs of the Boeing 737-300 cargo aircraft and lease deposits to GECAS. We anticipate that the additional induction costs and lease deposits could be up to $3.8 million in the aggregate during the remainder of 2004 and 2005.

     In addition, we must receive the approval of the Federal Aviation Administration (the “FAA”) to place the Boeing 737-300 cargo aircraft into revenue service. This approval is contingent on our meeting certain regulatory requirements relating to maintenance, operation, training and record keeping. Any delay by the FAA in granting us approval to place these Boeing 737-300 cargo aircraft into revenue service will require us to pay lease and other costs associated with maintaining the aircraft without deriving any revenue from the aircraft, which could have a material adverse effect on our results of operations.

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

     Because our estimate of the costs to meet these aircraft lease return obligations exceeded the $2.4 million of lease return reserves we had recorded as of December 31, 2003 for these aircraft, we took a charge of $1.7 million in the first six months of 2004. As of August 11, 2004, we had satisfied the lease return obligations under three of the leases and is in the process of satisfying the lease return obligations under the fourth lease. While we believe the current lease return reserve pertaining to the return of this aircraft is sufficient to meet the lease return obligations, the final cost will not be known until the aircraft is returned and the lease return obligation is satisfied in accordance with the lease. In addition, until the lease return condition is satisfied, we may be subject to continuing lease payments.

Results of Operations

     Revenue. Scheduled freight revenue is generated from freight transportation services provided by our expedited scheduled freight network. Other revenue includes:

•	ACMI revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance, known as ACMI, on short to medium-term contacts; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.

     Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

°	flight crew member wages, benefits, training and travel;

°	operating lease expense for leased aircraft operated and flown by Kitty Hawk Aircargo;

°	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

°	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

°	third party aircraft charter expense;

°	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

°	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

°	pickup and/or final delivery expenses as directed by customers.

•	Fuel, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

°	wages and benefits for maintenance, records and maintenance management personnel;

°	costs for contract mechanics at cargo facility outstations;

°	costs of aircraft parts and supplies; and

°	accruals for maintenance of airframes and engines.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

°	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

°	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

°	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

°	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

°	expedited scheduled freight network sales and marketing expenses;

°	rent and utilities;

°	bad debt expense;

°	general operational office expenses; and

°	induction costs related to the Boeing 737-300 cargo aircraft.

     General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo and Kitty Hawk Cargo), information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, strategic planning, financial planning and asset management are included in general and administrative expenses. Also included are costs associated with the performance based compensation program, legal and professional fees and consulting fees.

Critical Accounting Policies

     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes, except as discussed above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Pegasus Aviation Aircraft Lease Return”, to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended June 30,
	2004	2003
Revenue:
Scheduled freight	98.1%	94.4%
Other	1.9	5.6

Total revenue	100.0	100.0
Cost of revenue	92.1	96.7

Gross profit (loss)	7.9	3.3
General and administrative expenses	6.5	7.5

Operating income (loss)	1.4	(4.2)
Other (income) expense:
Interest expense	0.2	0.3
Other (income) expense	(0.3)	(0.1)

Total other (income) expense	(0.1)	0.2

Net income (loss)	1.5%	(4.4)%

REVENUE

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2004		2003
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
		(dollars in thousands)
Scheduled freight	$37,164	98.1%	$29,510	94.4%	25.9%
Other:
ACMI	640	1.7	1,610	5.1	(60.2)
Miscellaneous.	71	0.2	152	0.5	(53.3)

Total revenue	$37,875	100.0%	$31,272	100.0%	21.1%

     Scheduled Freight. For the three months ended June 30, 2004, the $7.7 million increase in our scheduled freight revenue was due to an increase of 4.2% in our average yield and a 20.8% increase in our chargeable weight from the three months ended June 30, 2003. Our yield increase was primarily due to an increase in the fuel surcharge to mitigate the increases in our fuel expense resulting from higher fuel prices, and to a lesser extent a larger proportion of higher yielding next morning freight in our total chargeable weight and the addition of a security surcharge. We implemented a security surcharge to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the TSA. Our chargeable weight increase was largely due to lower than expected freight volumes in the second quarter of 2003 as a result of the war in Iraq, general strengthening of the economy towards the end of 2003 which carried over into 2004, our second quarter 2004 expansion into San Juan, Puerto Rico, and the expansion of our network through the addition of several road feeder markets and the conversion of one road feeder market to an air market subsequent to June 30, 2003.

     ACMI. During the three months ended June 30, 2004, we generated $0.6 million of ACMI revenue through a four month contract with Alaska Airlines, which began in May 2004. This contract has been extended to September 11, 2004. During the second quarter of 2003, we generated $1.6 million of revenue from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003.

COST OF REVENUE

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2004		2003
	Cost	Percentage	Cost	Percentage	Percent Change
	of	of Total	of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Flight expense	$7,381	19.5%	$6,405	20.5%	15.2%
Transportation expense	3,424	9.0	4,695	15.0	(27.1)
Fuel expense	10,876	28.8	7,254	23.2	49.9
Maintenance expense	2,797	7.4	2,725	8.7	2.6
Freight handling expense	6,862	18.1	6,067	19.4	13.1
Depreciation and amortization	688	1.8	888	2.8	(22.5)
Operating overhead expense	2,842	7.5	2,210	7.1	28.6

Total cost of revenue	$34,870	92.1%	$30,244	96.7%	15.3%

     Flight Expense. For the three months ended June 30, 2004, flight expense increased $1.0 million, or 15.2%, compared to the three months ended June 30, 2003. This increase was primarily a result of an 18.3% increase in revenue block hours flown by our owned and leased aircraft and higher crew costs per revenue block hour flown. This increase was offset in part by a $0.1 million decrease in simulator training expense and a $0.1 million decrease in aircraft lease expense. In December 2003, we entered into a new labor contract with our crew members which contributed to the increase in crew costs per revenue block hour flown. Simulator training expense decreased due to the elimination of a minimum usage requirement in our simulator usage agreement. Aircraft lease expense decreased due in part to the expiration of four aircraft leases on May 8, 2004 offset in part by the continuation of rent on some of these aircraft as the aircraft underwent maintenance to meet lease return obligations during the three months ended June 30, 2004.

     The 18.3%, or increase of 968 revenue block hours flown was due to our cargo airline flying 1,333, or 28.5%, more hours for the scheduled freight network and 365, or 58.8%, fewer hours for our ACMI and ad-hoc charter customers for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in hours flown by the cargo airline on behalf of the scheduled freight network was primarily a result of using fewer third party cargo aircraft (on a block hour basis) during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The expenses related to chartering these aircraft are included in transportation expense as opposed to flight expense.

     Transportation Expense. For the three months ended June 30, 2004, transportation expense decreased $1.3 million, or 27.1%, from the three months ended June 30, 2003. This decrease is comprised of a $1.6 million decrease in third party cargo aircraft charters flown on behalf of the scheduled freight network during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, offset in part by higher aircraft ground operating costs due to more aircraft operations during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and higher trucking expense incurred in the road feeder markets due to an increase in chargeable weight carried and the addition of several road feeder markets subsequent to June 30, 2003.

     In December 2002, we signed a one-year agreement with an affiliate of BAX Global to charter two Douglas DC-8 cargo aircraft. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. In May 2004, we entered into a one-year agreement with Express.Net Airlines LLC to charter one Airbus A-300 under an ACMI arrangement. This aircraft allows us to carry higher freight volumes more economically for our Los Angeles, California market compared to two operating Boeing 727-200 cargo aircraft in this market. This agreement is cancelable by either party with 90 days written notice.

     Fuel. For the three months ended June 30, 2004, fuel expense increased $3.6 million, or 49.9%, as compared to the three months ended June 30, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.28, or 29.2%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge which is included in scheduled freight revenue. The number of gallons used for the three months ended June 30, 2004 increased by approximately 1.2 million gallons, or 17.1%, as compared to the three months ended June 30, 2003. The increase in fuel consumption is primarily due to a 28.5% increase in revenue block hours flown by our cargo airline in our scheduled freight network which was partially offset by a 68.7% decrease in revenue block hours flown by third party aircraft in our scheduled freight network.

     Maintenance Expense. For the three months ended June 30, 2004, maintenance expense increased $0.1 million, or 2.6%, compared to the three months ended June 30, 2003. Included in maintenance expense during the three months ended June 30, 2004 is a $0.5 million charge to maintenance expense to meet the estimated incremental lease return obligations on four Boeing 727-200 cargo aircraft.

     Not including the $0.5 million lease return charge, maintenance expense would have decreased $0.4 million or 15.7%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This decrease is partially due to a reduction in the engine maintenance reserve rate per flight hour and lower usage of airframes and engines requiring maintenance reserves during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. In addition, during the three months ended June 30, 2004, we did not increase our airframe maintenance reserves for owned airframes for which we plan to use maintenance reserves to perform heavy maintenance because we previously reached the maximum reserve amount for those airframes in accordance with our maintenance reserve policy.

     Freight Handling Expense. For the three months ended June 30, 2004, freight handling expense increased $0.8 million, or 13.1%, as compared to the three months ended June 30, 2003. The increase in freight handling expense was due to a 20.8% increase in chargeable weight. On a per chargeable weight pound, freight handling expense decreased 6.5% due to more favorable rates from renegotiating third party freight handling contracts and more efficient labor usage at the hub sort facility in Fort Wayne, Indiana.

     Depreciation and Amortization. For the three months ended June 30, 2004, depreciation and amortization expense decreased $0.2 million, or 22.5%, as compared to the three months ended June 30, 2003. This decrease in depreciation expense is primarily due to an increase in the number of owned engines becoming fully depreciated during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, offset in part by the addition of two Boeing 727-200 cargo airframes acquired in the fourth quarter of 2003.

     Operating Overhead. For the three months ended June 30, 2004, operating overhead increased $0.6 million, or 28.6%, as compared to the three months ended June 30, 2003. The increase is primarily due to costs incurred related to the induction of Boeing 737-300 cargo aircraft. We also incurred an increase in sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

GROSS PROFIT

     As a result of the foregoing, for the three months ended June 30, 2004, we recognized gross profit of $3.0 million, which was an improvement of $2.0 million as compared to the three months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $0.1 million, or 4.5%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase is primarily due to accruing expense for performance based compensation, severance costs, and Sarbanes-Oxley compliance, offset in part by lower legal and trailing bankruptcy costs.

INCOME TAXES

     We have recognized no tax expense from our operating income due to our operating loss for the six months ended June 30, 2004. We have provided a valuation allowance against our deferred tax assets. Due to historical operating losses and the potential for future limitations on the utilization of our tax assets, we have recorded a valuation allowance because it is unclear how much, if any, tax benefit we will realize. To the extent that we generate income in the future, we will likely be able to offset any income with our existing deductions and, as a result, we will not pay any taxes on the income.

     In addition, as result of recent and future transfers of our stock by our shareholders and the exercise of options and warrants, we may undergo a change in ownership as defined by the U.S. tax laws. This change may result in limitations on our ability to offset any income with our existing deductions.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Six months ended June 30,
	2004	2003
Revenue:
Scheduled freight	98.3%	93.1%
Other	1.7	6.9

Total revenue	100.0	100.0
Cost of revenue	94.1	101.0

Gross profit (loss)	5.9	(1.0)
General and administrative expenses	7.5	8.1

Operating loss	(1.6)	(9.1)
Other (income) expense:
Interest expense	0.2	0.4
Other (income) expense	(0.2)	(0.8)

Total other (income) expense	0.0	(0.4)

Net loss	(1.6)%	(8.7)%

REVENUE

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2004		2003
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Scheduled freight	$70,388	98.3%	$57,939	93.1%	21.5%
Other:
ACMI	640	0.9	3,996	6.4	(84.0)
Miscellaneous	589	0.8	321	0.5	83.5

Total revenue	$71,617	100.0%	$62,256	100.0%	15.0%

     Scheduled Freight. For the six months ended June 30, 2004, the $12.5 million increase in our scheduled freight revenue was due to an increase of 3.6% in our average yield and a 17.2% increase in our chargeable weight from the six months ended June 30, 2003. Our yield increase was primarily due to an increase in the fuel surcharge to mitigate the increases in our fuel expense resulting from higher fuel prices and, to a lesser extent a larger proportion of higher yielding next morning freight in our total chargeable weight and the implementation of a security surcharge. Our chargeable weight increase was largely due to a strengthening economy toward the end of 2003 which carried over to the second half of 2004, lower than expected freight volumes for the second quarter of 2003 due to the war in Iraq, our second quarter 2004 expansion into San Juan, Puerto Rico, and the expansion of our network through the addition of several road feeder markets and the conversion of several road feeder markets to air markets subsequent to June 30, 2003.

     ACMI. During the six months ended June 30, 2004, we generated $0.6 million of ACMI revenue through a four month contract with Alaska Airlines, which began in May 2004. This contract has been extended to September 11, 2004. During the six months ended June 30, 2003, we generated $4.0 million of revenue from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003.

     Miscellaneous. For the six months ended June 30, 2004, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $0.5 million of revenue. We also performed maintenance on an aircraft operated by us, but owned by a third party on which we were not obligated to perform maintenance which generated $0.1 million of revenue. Our miscellaneous revenue for the six months ended June 30, 2003 included generating $0.3 million from flying ad-hoc charter services.

COST OF REVENUE

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2004		2003
	Cost	Percentage	Cost	Percentage	Percent Change
	of	of Total	of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Flight expense	$14,570	20.3%	$12,668	20.3%	15.0%
Transportation expense	6,249	8.7	10,734	17.2	(41.8)
Fuel expense	20,079	28.0	15,174	24.4	32.3
Maintenance expense	6,177	8.6	6,085	9.8	1.5
Freight handling expense	13,350	18.7	11,798	19.0	13.2
Depreciation and amortization	1,500	2.1	1,793	2.9	(16.3)
Operating overhead expense	5,497	7.7	4,644	7.5	18.4

Total cost of revenue	$67,422	94.1%	$62,896	101.0%	7.2%

     Flight Expense. For the six months ended June 30, 2004, flight expense increased $1.9 million or 15.0% compared to the six months ended June 30, 2003. This increase was primarily a result of a 20.3% increase in revenue block hours flown by our owned and leased aircraft resulting in correspondingly higher aircraft lease and higher crew costs per revenue block hour flown, offset in part by a $0.1 million decrease in simulator training expense. In December 2003, we entered into a new labor contract with our crew members which contributed to the increase in crew costs per revenue block hour flown. Simulator training expense decreased due to the elimination of a minimum usage requirement in our simulator usage agreement.

     The 20.3%, or 2,070 increase in revenue block hours flown was due to our cargo airline flying 3,138, or 36.0%, more hours for the scheduled freight network and 1,068, or 71.2%, fewer hours for our ACMI and ad-hoc charter customers for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in hours flown by the cargo airline on behalf of the scheduled freight network was primarily a result of using fewer third party cargo aircraft (on a block hour basis) during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The expenses related to chartering these aircraft are included in transportation expense as opposed to flight expense.

     Transportation Expense. For the six months ended June 30, 2004, transportation expense decreased $4.5 million, or 41.8%, from the six months ended June 30, 2003. This decrease is comprised of a $5.1 million decrease in third party cargo aircraft charters flown on behalf of the scheduled freight network during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, offset in part by higher aircraft ground operating costs due to more aircraft operations during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and higher trucking expense incurred in the road feeder markets due to higher chargeable weight carried and the addition of several road feeder markets subsequent to June 30, 2003.

     In December 2002, we signed a one-year agreement with an affiliate of BAX Global to charter two Douglas DC-8 cargo aircraft. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. In May 2004, we entered into a one-year agreement with Express.Net Airlines LLC to charter one Airbus A-300 under an ACMI arrangement. This aircraft allows us to carry higher freight volumes more economically for our Los Angeles, California market compared to two operating Boeing 727-200 cargo aircraft in this market. This agreement is cancelable by either party with 90 days written notice.

     Fuel. For the six months ended June 30, 2004, fuel expense increased $4.9 million, or 32.3%, as compared to the six months ended June 30, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.16, or 15.4%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge which is included in scheduled freight revenue. The number of gallons used for the six months ended June 30, 2004 increased by approximately 2.1 million gallons, or 14.7%, as compared to the six months ended June 30, 2003. The increase in fuel consumption is primarily due to a 36.0% increase in revenue block hours flown by our cargo airline in our scheduled freight network which was partially offset by an 87.6% decrease in third party aircraft block hours flown in our scheduled freight network.

     Maintenance Expense. For the six months ended June 30, 2004, maintenance expense increased $0.1 million, or 1.5%, as compared to the six months ended June 30, 2003. Included in maintenance expense during the six months ended June 30, 2004 is a $1.7 million charge to maintenance expense to meet the estimated incremental lease return obligations on four Boeing 727-200 cargo aircraft. Also included in maintenance expense in the six months ended June 30, 2004 is a $0.5 million reversal of excess maintenance reserves on one Boeing 727-200 cargo aircraft that completed a heavy maintenance event in March 2004.

     Not including the $1.7 million lease return charge and the $0.5 million heavy maintenance reserve reversal, maintenance expense would have decreased $1.1 million, or 18.2%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This decrease is partially due to a reduction in the engine maintenance reserve rate per flight hour, lower usage of airframes and engines requiring maintenance reserves and lower expense incurred for parts used in maintenance during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. In addition, during the six months ended June 30, 2004, we did not increase our airframe maintenance reserves for owned airframes for which we plan to use maintenance reserves to perform heavy maintenance, because we previously reached the maximum reserve amount for those airframes in accordance with our maintenance reserve policy.

     Freight Handling Expense. For the six months ended June 30, 2004, freight handling expense increased $1.6 million, or 13.2%, as compared to the six months ended June 30, 2003. The increase in freight handling expense was due to a 17.2% increase in chargeable weight and the inclusion in freight handling expense of certain costs, such as rent and utilities, of our third party handlers at our outsourced stations for the six months ended June 30, 2004 that were previously included in operating overhead during the six months ended June 30, 2003 when we performed the freight handling. These cost increases were offset in part by a decrease in other freight handling costs resulting from outsourcing three of the four remaining outstations operated by us by the end of the first quarter 2003 and more favorable rates achieved from renegotiating several of the existing third party freight handling contracts subsequent to the end of the first quarter of 2003. Freight handling expense was virtually unchanged on a chargeable weight basis for the six months ended June 20, 2004 as compared to the six months ended June 30, 2003.

     Depreciation and Amortization. For the six months ended June 30, 2004, depreciation and amortization expense decreased $0.3 million, or 16.3%, as compared to the six months ended June 30, 2003. This decrease in depreciation expense is primarily due to an increase in the number of owned engines becoming fully depreciated during six months ended June 30, 2004 as compared to the six months ended June 30, 2003, offset in part by the addition of two Boeing 727-200 cargo airframes acquired in the fourth quarter of 2003.

     Operating Overhead. For the six months ended June 30, 2004, operating overhead increased $0.9 million, or 18.4%, as compared to the six months ended June 30, 2003. The increase is primarily due to costs incurred related to the induction of Boeing 737-300 cargo aircraft. We also incurred an increase in sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, offset in part by the elimination of certain costs that are now included in third party freight handling contracts and are reported as freight handling expense during the six months ended June 30, 2004.

GROSS PROFIT

     As a result of the foregoing, for the six months ended June 30, 2004, we recognized gross profit of $4.2 million, which was an improvement of $4.8 million as compared to the six months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $0.3 million, or 6.7%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is primarily due to accruing expense for performance based compensation, severance costs, and Sarbanes-Oxley compliance, offset in part by lower legal and trailing bankruptcy costs.

OTHER (INCOME) EXPENSE

     Other income decreased $0.4 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease is primarily due to gains recognized on sales of miscellaneous equipment that became surplus as we transitioned three of our company operated outstations to third-party service providers during the six months ended June 30, 2003.

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

     In addition, as result of recent and future transfers of our stock by our shareholders and the exercise of options and warrants, we may undergo a change in ownership as defined by the U.S. tax laws. This change may result in limitations on our ability to offset any income with our existing deductions.

LIQUIDITY AND CAPITAL RESOURCES

     General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our $10.0 million credit facility with WFB.

     At June 30, 2004, we had cash and cash equivalents of $11.9 million as compared to $15.7 million at December 31, 2003. The decrease in cash of $3.8 million is a result of $0.9 million used for operations, $2.4 million used in investing activities and $0.5 million used for repayments of our outstanding debt. The $2.4 million used in investing activities included $1.8 million for capitalized maintenance and the acquisition of operating assets and $0.8 million increase to restricted cash.

     At June 30, 2004, our net working capital was $17.2 million compared to $18.7 million at December 31, 2003.

     We anticipate our capital expenditures for the remainder of 2004 will be approximately $4.6 million, including $1.9 million related to heavy airframe maintenance and heavy shop visits for aircraft engines which is already accrued in our maintenance reserves, $1.2 million related to complying with airworthiness directives on our fleet of Boeing 727-200 cargo aircraft and $1.5 million to upgrade our information technology systems and acquire other miscellaneous assets. We expect to use $0.4 million for a mid-year progress payment of performance bonuses to eligible employees and executive officers under our recently adopted Leadership Performance Plan. In addition, we expect integration and additional lease deposit costs of approximately $1.8 million during 2004 to integrate the Boeing 737-300 cargo aircraft into our fleet. As of August 11, 2004, we had net cash outlays of $1.3 million in July and August of 2004 related to meeting the lease return conditions on three leased airframes and ten aircraft engines. We expect to pay another $0.9 million related to the lease return conditions on one remaining leased airframe and two aircraft engines. Our working capital is also affected by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Based on our current projections, we believe our current assets, cash flows from operations, and availability under our credit facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures requirements.

     Credit Facility. We have a $10.0 million revolving credit facility with WFB. Unless earlier terminated, the credit facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The credit facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. At June 30, 2004 the interest rate on the credit facility was 5.0%. The credit facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aviation parts.

     Availability under the credit facility is subject to a borrowing base equal to the lesser of $10.0 million or 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. As of August 11, 2004, we had $1.9 million borrowed under the credit facility and $0.3 million of letters of credit issued under the credit facility. As of August 11, 2004, we had a borrowing base of $10.0 million and $7.8 million of availability.

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

     Contractual Obligations. There have been no significant changes in our contractual obligations since those disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

SEASONALITY OF RESULTS AND OPERATING LEVERAGE

     Our current business is seasonal in nature. In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter. In the second quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business with a slight dampening effect toward the end of the second quarter due to among other things the increasing uncertainty surrounding the anticipated war in Iraq. In the second quarter of 2004, we believe we experienced normal seasonal trends in our expedited freight business. Additionally, we believe we continued to benefit in the second quarter of 2004 from what appeared to be a stronger U.S. domestic economy than in the second quarter of 2003.

     We currently derive substantially all of our revenue from our expedited scheduled freight business. This business has significant operating costs that are fixed and cannot be materially reduced in the short-term if the expedited scheduled freight business does not generate expected levels of revenue. Once revenue reaches the break-even point in a given period, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if revenue does not reach the break-even point in a given period, the operations will sustain losses, which could be significant depending on the amount of the deficit. We have, and will continue to have, capital requirements for the requisite periodic and major overhaul maintenance checks for our fleet and for debt service. We also have seasonal working capital needs, because we generate higher revenue in the third and fourth calendar quarters and lower revenue in the first and second calendar quarters. Funding requirements have historically been met through internally generated funds, bank borrowings, and aircraft and other asset sales.

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

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, but are not limited to, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition;

•	limited operating flexibility due to the terms of our credit facility;

•	change in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines;

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in general economic conditions;

•	changes in the cost and availability of jet fuel and our ability to recapture increases in the cost of jet fuel through the use of fuel surcharges;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to efficiently integrate the Boeing 737-300 cargo aircraft into our operations;

•	delays in placing the Boeing 737-300 cargo aircraft into revenue service; and

•	the ability to negotiate reasonably economical maintenance agreements to maintain the Boeing 737-300 cargo aircraft.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in our Form 10-Q for quarter ended March 31, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
			Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased
Period	Shares Purchased	per Share	Programs	Under the Plans or Programs
March 31 – June 30, 2004 (1)	106,250	$0.30	—	—

Total	106,250	$0.30	—	—

(1) In June 2004, we repurchased 106,250 shares of restricted stock from Tamir (Tom) Hacker that he received upon exercise of a stock option. We were entitled to repurchase the shares of restricted stock at the lesser of fair market value or $0.30 per share (the per share exercise price of the stock option) upon Mr. Hacker’s resignation from our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on July 13, 2004, at which our stockholders elected six directors and voted to:

•	amend our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 62,000,000 shares to 100,000,000 shares and increase the number of authorized shares of preferred stock from 3,000,000 shares to 10,000,000 shares;

•	amend our Second Amended and Restated Certificate of Incorporation to permit our stockholders to act only at annual and special meetings and not by written consent;

•	amend our Second Amended and Restated Certificate of Incorporation to increase the vote required to amend our Second Amended and Restated Bylaws;

•	amend our Second Amended and Restated Certificate of Incorporation to elect to be governed by Section 203 of the Delaware General Corporation Law;

•	amend our Second Amended and Restated Certificate of Incorporation to increase the vote required to make certain amendments to our Second Amended and Restated Certificate of Incorporation; and

•	amend the Kitty Hawk 2003 Long Term Equity Incentive Plan, to increase the number of shares of common stock authorized to be issued under the Plan from 6,500,000 to 7,000,000, effective June 30, 2005.

     The results of the voting in connection with each issue was as follows:

•	The election of directors:

Director	For	Withheld
Robert W. Zoller, Jr.	39,246,179	691,469
Gerald L. Gitner	39,246,179	691,469
Myron Kaplan	39,246,179	691,469
Robert A. Peiser	39,246,179	691,469
Joseph D. Ruffolo	39,246,179	691,469
Laurie M. Shahon	39,246,179	691,469

•	The proposal to amend our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 62,000,000 shares to 100,000,000 shares and increase the number of authorized shares of preferred stock from 3,000,000 shares to 10,000,000 shares.

			Broker
For	Against	Abstain	Non-vote
28,040,831	2,575,113	189,575	12,714,287

•	The proposal to amend our Second Amended and Restated Certificate of Incorporation to permit our stockholders to act only at annual and special meetings and not by written consent.

			Broker
For	Against	Abstain	Non-vote
27,814,557	3,916,262	68,400	11,720,587

•	The proposal to amend our Second Amended and Restated Certificate of Incorporation to increase the vote required to amend our Second Amended and Restated Bylaws.

			Broker
For	Against	Abstain	Non-vote
28,101,379	3,611,240	86,600	11,720,587

•	The proposal to amend our Second Amended and Restated Certificate of Incorporation to elect to be governed by Section 203 of the Delaware General Corporation Law.

			Broker
For	Against	Abstain	Non-vote
28,005,482	2,710,962	88,475	12,715,887

•	The proposal to amend our Second Amended and Restated Certificate of Incorporation to increase the vote required to make certain amendments to our Second Amended and Restated Certificate of Incorporation.

			Broker
For	Against	Abstain	Non-vote
27,823,734	3,831,710	143,775	12,715,887

•	The proposal to amend the Kitty Hawk 2003 Long Term Equity Incentive Plan, to increase the number of shares of common stock authorized to be issued under the Plan from 6,500,000 to 7,000,000, effective June 30, 2005.

			Broker
For	Against	Abstain	Non-vote
29,558,793	2,069,476	168,950	12,715,887

ITEM 5. OTHER INFORMATION

     The Board of Directors approved the Kitty Hawk, Inc. 2004 Leadership Performance Plan. This plan provides for eligible employees and executive officers to receive a cash payment if we meet certain financial performance measures in 2004. A portion of the payout is based on our financial performance with the remainder of the payout being discretionary and based on the individual performance of the employee. The plan also provides for a mid-year progress payment if the targeted financial performance as of June 30, 2004 is met. We have met the targeted financial performance as of June 30, 2004 and are eligible to pay a total of $0.5 million to eligible employees and executive officers under the plan. We expect to make these payments in August 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit
10.1*	—	Aircraft Lease Common Terms Agreement between Aviation Financial Services Inc and Kitty Hawk Aircargo, Inc. dated May 4, 2004. (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

10.2*	—	Form of Lease for Boeing 737-300 cargo aircraft – serial numbers 23538, 24462, 23708, 24020, 24022, 24902, and 24916. (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

10.3*		Kitty Hawk, Inc. 2004 Leadership Performance Plan

31.1*	—	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

(b) Reports on Form 8-K:

     On May 11, 2004, we filed a Form 8-K under Items 5 and 7 announcing a new Registration Rights Agreement dated May 8, 2004 which replaced a previous agreement among three of our largest stockholders and us.

     On May 28, 2004, we filed a Form 8-K under Items 6 and 7 announcing the resignation of one of our directors.

     On June 25, 2004, we filed a Form 8-K under Item 5 announcing one of our stockholders exercised a demand resale registration right pursuant to the Registration Rights Agreement dated May 8, 2004. We also responded to a request from Institutional Shareholder Services to provide additional information about fees we paid to our independent auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004.

KITTY HAWK, INC.

By:	/s/ RANDY S. LEISER
Randy S. Leiser
Vice President – Finance and
Chief Financial Officer
(Authorized officer and principal financial officer)