Form 10-Q
period 2004-09-30
KITTY HAWK INC
filed 2004-11-09
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock, par value $0.000001 per share, outstanding at November 4, 2004 was 46,354,287.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,928	$15,729
Restricted cash and short-term investments	1,379	579
Trade accounts receivable, net of allowance for doubtful accounts of $0.8 million and $0.5 million, respectively	16,952	11,539
Assets held for sale	74	114
Inventory and aircraft supplies	5,537	5,441
Deposits and prepaid expenses	1,811	1,135
Prepaid fuel	1,903	1,122
Settlement receivable	265	1,765
Other current assets, net	195	143

Total current assets	37,044	37,567
Property and equipment, net	8,913	9,058
Other assets, net	399	485

Total assets	$46,356	$47,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$2,217	$2,880
Accrued wages	1,113	761
Other accrued expenses	7,992	5,519
Other taxes payable	1,948	2,270
Current portion of accrued maintenance reserves	400	2,617
Current portion of lease return provisions	—	2,459
Current maturities of long-term debt	1,949	2,348

Total current liabilities	15,619	18,854
Long-term debt	—	34
Accrued maintenance reserves	4,265	3,311
Other long-term liabilities	934	1,307

Total liabilities	20,818	23,506
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10,000,000; none issued	—	—
Common stock, $0.000001 par value:
Authorized shares - 100,000,000; issued and outstanding - 46,354,287 and 40,760,084 at September 30, 2004 and December 31, 2003, respectively	—	—
Additional capital	19,125	18,311
Retained earnings	6,413	5,293

Total stockholders’ equity	25,538	23,604

Total liabilities and stockholders’ equity	$46,356	$47,110

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Scheduled freight	$40,603	$33,484	$110,991	$91,422
ACMI	1,197	—	1,837	3,375
Miscellaneous	702	141	1,291	1,082

Total revenue	42,502	33,625	114,119	95,879
Cost of revenue:
Flight expense	6,955	6,783	21,525	19,451
Transportation expense	4,254	2,304	10,504	13,038
Fuel expense	12,102	7,539	32,181	22,713
Maintenance expense	2,446	2,793	8,623	8,878
Freight handling expense	7,234	6,232	20,584	18,030
Depreciation and amortization	790	1,011	2,290	2,804
Operating overhead expense	2,924	2,166	8,421	6,810

Total cost of revenue	36,705	28,828	104,128	91,724

Gross profit	5,797	4,797	9,991	4,155
General and administrative expense	2,954	2,119	8,330	7,159

Operating income (loss)	2,843	2,678	1,661	(3,004)
Other (income) expense:
Interest expense	72	106	240	325
Other, net	(196)	(3,218)	(343)	(3,738)

Income before income taxes	2,967	5,790	1,764	409
Income taxes	644	—	644	—

Net income	$2,323	$5,790	$1,120	$409

Basic net income per share	$0.05	$0.12	$0.02	$0.01

Weighted average common shares outstanding	50,791,723	50,025,109	50,688,309	50,008,350

Diluted net income per share	$0.04	$0.11	$0.02	$0.01

Weighted average diluted common shares outstanding	54,405,449	50,760,162	54,206,167	50,199,959

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)
(unaudited)

	Common Stock
	Number of	Number of
	Unrestricted	Restricted		Additional	Retained
	Shares	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2003	40,622,584	137,500	$—	$18,311	$5,293	$23,604
Net income	—	—	—	—	1,120	1,120
Compensation expense associated with stock option grants	—	—	—	70	—	70
Issuance of common stock related to exercise of warrants to acquire stock	5,261,494	—	—	—	—	—
Issuance of common stock related to exercise of stock options	438,959	—	—	131	—	131
Tax expense allocated to additional capital	—	—	—	644	—	644
Repurchase of restricted shares	—	(106,250)	—	(31)	—	(31)
Vesting of restricted shares	31,250	(31,250)	—	—	—	—

Balance at September 30, 2004	46,354,287	—	$—	$19,125	$6,413	$25,538

The accompanying notes are an integral part of this financial statement.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$1,120	$409
Adjustments to reconcile income to net cash used in operating activities:
Depreciation and amortization	2,520	3,063
Gain on disposal of property and equipment	(143)	(25)
Compensation expense related to stock options	70	11
Claim settlement	—	(2,996)
Tax expense allocated to additional capital	644	—
Provision for doubtful accounts	286	348
Changes in operating assets and liabilities:
Trade accounts receivable	(5,698)	(1,123)
Settlement receivable	1,500	—
Inventory and aircraft supplies	(57)	394
Prepaid expenses and other	(1,314)	526
Accounts payable and accrued expenses	1,467	(2,108)
Accrued lease return provision	(2,459)	—
Accrued maintenance reserves	(1,264)	(171)

Net cash used in operating activities	(3,328)	(1,672)
Investing activities:
Proceeds from sale of assets	446	1,827
Change in restricted cash	(800)	66
Buyout of aircraft lease	—	(1,300)
Capital expenditures	(2,677)	(207)

Net cash provided by (used in) investing activities	(3,031)	386
Financing activities:
Issuance of common stock	131	124
Repurchase of restricted common stock	(31)	—
Borrowings of long-term debt	1,949	440
Loan origination cost	(109)	—
Repayments of long-term debt	(2,382)	(2,369)

Net cash used in financing activities	(442)	(1,805)

Net decrease in cash and cash equivalents	(6,801)	(3,091)
Cash and cash equivalents at beginning of period	15,729	10,353

Cash and cash equivalents at end of period	$8,928	$7,262

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

2. LEGAL PROCEEDINGS

     In 2001, General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers were seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors had named the Company as a third party defendant in the litigation and was seeking indemnification of up to $4.6 million against the Company. In February 2004, the parties agreed that the indemnification claim would be heard in bankruptcy court in Fort Worth, Texas (the “Bankruptcy Court”). In May 2004, the Company was dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the Bankruptcy Court granted the Company’s motion that the General Motor’s claim for indemnification be denied in its entirety.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	4.32%	4.68%	4.48%	4.68%
Expected life (years)	10	7	10	7
Volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%

     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net income, as reported	$2,323	$5,790	$1,120	$409
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	11	11	70	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(103)	(207)	(271)	(207)

Pro forma net income	$2,231	$5,594	$919	$213

Basic income per share — as reported	$0.05	$0.12	$0.02	$0.01

Basic income per share — pro forma	$0.05	$0.11	$0.02	$0.00

Diluted income per share — as reported	$0.04	$0.11	$0.02	$0.01

Diluted income per share — pro forma	$0.04	$0.11	$0.02	$0.00

     The Plan currently provides for the issuance of up to 6,500,000 shares of common stock. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options granted vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

     The following table summarizes the stock option activity under the Plan for the nine months ended September 30, 2004:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2003:	1,465,000	4,460,000	$0.30
Authorized for grant	—	—	—
Granted (weighted average fair value of $1.07)	(827,000)	827,000	$1.47
Exercised	—	(438,959)	$0.30
Canceled	551,041	(551,041)	$0.30

Outstanding at September 30, 2004:	1,189,041	4,297,000	$0.53

     The following table summarizes information about the stock options outstanding at September 30, 2004:

		Weighted	Weighted Average
	Number of	Average	Exercise Price	Number of	Weighted Average
	Options	Remaining	of Options	Vested	Exercise Price
Exercise Prices	Outstanding	Life (Years)	Outstanding	Options(1)	of Vested Options
$0.30	3,460,000	8.83	$0.30	1,351,666	$0.30
$1.105	10,000	9.33	$1.105	2,500	$1.105
$1.40	377,000	10.00	$1.40	—	—
$1.41	200,000	9.42	$1.41	44,444	$1.41
$1.62	250,000	9.67	$1.62	37,500	$1.62

	4,297,000	9.37	$0.53	1,436,110	$0.37

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

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance
	(in thousands)
Three months ended September 30, 2004:
Revenue from external customers	$40,603	$1,899	$—	$—	$42,502
Revenue from intersegment operations	—	9,521	—	(9,521)	—
Depreciation and amortization	122	668	—	—	790
Operating income (loss)	2,836	219	(212)	—	2,843
Total assets	$13,665	$10,285	$22,406	$—	$46,356
Three months ended September 30, 2003:
Revenue from external customers	$33,484	$141	$—	$—	$33,625
Revenue from intersegment operations	—	10,895	—	(10,895)	—
Depreciation and amortization	86	925	—	—	1,011
Operating income (loss)	2,693	68	(83)	—	2,678
Total assets	$8,052	$15,919	$17,986	$—	$41,957
Nine months ended September 30, 2004:
Revenue from external customers	$110,991	$3,128	$—	$—	$114,119
Revenue from intersegment operations	—	31,862	—	(31,862)	—
Depreciation and amortization	322	1,968	—	—	2,290
Operating income (loss)	2,090	(9)	(420)	—	1,661
Total assets	$13,665	$10,285	$22,406	—	$46,356
Nine months ended September 30, 2003:
Revenue from external customers	$91,422	$4,457	$—	$—	$95,879
Revenue from intersegment operations	—	28,960	—	(28,960)	—
Depreciation and amortization	262	2,542	—	—	2,804
Operating income (loss)	(3,431)	751	(324)	—	(3,004)
Total assets	$8,052	$15,919	$17,986	$—	$41,957

5. EARNINGS PER SHARE

     In March 2003, the Company issued warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization. Such warrants are treated as outstanding common shares for purposes of calculating earnings per share because the exercise price of the warrants is nominal. As of September 30, 2004, warrants to purchase 4,553,392 shares of common stock remain outstanding. These warrants expire in 2013.

     For the three and nine month periods ended September 30, 2004, the Company excluded outstanding options to purchase 827,000 and 250,000 shares of common stock in the diluted earnings per share calculation because their exercise price exceeded the average fair market value of the Company’s stock for the period. For the three and nine month periods ended September 30, 2003, the Company included outstanding options to purchase 5,125,000 shares of common stock in the diluted earnings per share calculation as their effect was dilutive.

6. RELATED PARTY TRANSACTIONS

     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Party Transactions” of the Company’s Annual Report of Form 10-K/A for the year ended December 31, 2003 for information on these agreements and relationships. In addition, see the Company’s Form S-3 dated September 27, 2004 and Form 8-Ks dated May 8, 2004 and June 25, 2004 regarding the Company’s new registration rights agreement and voting agreement with Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC. Effective November 1, 2004, the Company amended its existing Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust. See Note 8 — Subsequent Events below.

7. PEGASUS AVIATION AIRCRAFT LEASE RETURN

     In October 2002, the Company entered into four operating leases for Boeing 727-200 cargo aircraft with affiliates of Pegasus Aviation. These leases expired on May 8, 2004.

     Under these leases, in addition to rental payments, the Company was required to pay maintenance reserves each month with the amount determined based on flight hours or cycles of utilization during the previous month. In addition, under the terms of these leases, each aircraft had to be returned to the lessor with no less than the same number of available flight hours or cycles on the airframe, aircraft engines, landing gear and auxiliary power units until the next scheduled maintenance event as were available at the time the Company originally took delivery of each of the aircraft.

     The Company took a charge of $1.7 million in the first six months of 2004 because the Company’s estimate of the costs to meet these aircraft lease return obligations exceeded the $2.4 million of lease return reserves the Company had recorded as of December 31, 2003 for these aircraft. As of September 30, 2004, the Company had fully satisfied the lease return obligations under all four of the leases. The cost of the lease return obligations did not exceed the amount estimated at June 30, 2004. In addition, the Company incurred additional lease expense related to these aircraft in the amount of $0.2 million in each of the second and third quarters of 2004 for the time between the expiration of the lease and the date the aircraft were ultimately returned to the lessor.

8. SUBSEQUENT EVENTS

     On September 30, 2002, the Company entered into a two year Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure the Company’s former 9.95% Senior Secured Notes. The holders of the Company’s former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. The beneficiaries of the Trust include Resurgence Asset Management, Everest Capital Limited and Stockton, LLC, each of which beneficially owns greater than 5% of the Company’s common stock. For a description of the Company’s material relationships with these entities, see Note 6 — Related Party Transactions above. The Company amended this agreement effective January 1, 2004.

     The amended agreement primarily extended, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from September 30, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extended the use of 29 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, the amended agreement gave the Company the option, at its discretion by November 1, 2004, to further extend the leases on two of these airframes from December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008. On November 8, 2004, the Company entered into a second amendment to this agreement with an effective date of November 1, 2004.

     The second amended agreement primarily reduces the block hour rates, modifies the lease terms for 11 Boeing 727-200 cargo airframes and modifies certain minimum usage requirements. The lease terms were modified to coincide with the approximate date of the expected next heavy maintenance event of each particular airframe and range from December 31, 2004 to December 31, 2006. The second amendment also extends the use of 29 aircraft engines until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2008.

     In addition, the second amended agreement cancels the amended agreement’s extension options on four airframes and provides the Company with new options to further extend, at its discretion, the leases on two of the airframes from March 31, 2006 to June 30, 2009, on one of the airframes from September 30, 2006 to December 31, 2009 and on one of the airframes from December 31, 2004 to December 31, 2009. Concurrently with the execution of the second amended agreement, the Company exercised its option to extend the lease term on one of these airframes from December 31, 2004 to December 31, 2009. Pursuant to the exercise of each of the four airframe options, the Trust will be required to fund up to a majority of the currently anticipated costs of the next heavy maintenance event on each of the airframes and the Company will be required to meet minimum usage guarantees during each extended lease term. In the event a specific airframe option is exercised, the Company will be responsible for any heavy maintenance costs in excess of the amount paid by the Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.

     Through Kitty Hawk Cargo, we operate a major independent city-to-city expedited scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing next-morning and two-day freight service. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In March 2004, we began offering an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. For the nine months ended September 30, 2004, we generated approximately 97% of our revenue from our expedited scheduled freight network.

     Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s expedited scheduled freight network. In addition, when its aircraft are not being used in our expedited scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. On September 30, 2004, Kitty Hawk Aircargo had 19 owned and leased aircraft available for operation in revenue service. ACMI and ad-hoc charters generated approximately 3% of our revenues during the nine months ended September 30, 2004. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle.

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

     One of our most significant and variable costs is jet fuel. Because our network bears the increases in jet fuel costs we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs which could materially negatively affect our results of operations. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network which could materially negatively affect our results of operation. If jet fuel prices remain at recent historically high levels for an extended period, and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operation could be materially negatively affected. The rising cost of jet fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharges until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.

     During the nine months ended September 30, 2004 and 2003, we purchased jet fuel from various suppliers at then current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into long-term supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. During the three months and nine months ended September 30, 2004, our jet fuel averaged $1.40 and $1.28 per gallon, respectively. Jet fuel costs per gallon includes the cost of jet fuel and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft. During the nine months ended September 30, 2004, we used between 2.3 million and 2.9 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network is operated during each month. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $325,000.

     At November 8, 2004, we had $9.8 million of cash on hand. To supplement our liquidity, we have a $10.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. We believe that our cash flow from operations, availability under our credit facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2004 include, but are not limited to, projected capital expenditures, investments in information technology and the integration of Boeing 737-300 cargo aircraft into our fleet. In addition, the Transportation Security Administration, or TSA, could adopt additional regulations regarding cargo and other security screening procedures which may have a material impact on our costs and cash flow. Additionally, if these regulations and procedures are not met on a timely basis, we may be subject to civil penalties and fines assessed by the TSA.

Boeing 737-300 Cargo Aircraft Leases

     On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases, with two 30-month extension options, with affiliates of General Electric Capital Aviation Services, or GECAS, for seven Boeing 737-300 cargo aircraft. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk and Kitty Hawk Cargo. We expect to take delivery of the first Boeing 737-300 cargo aircraft during the first quarter of 2005, with the remaining six aircraft to be delivered to us during the remainder of 2005.

     The Boeing 737-300 cargo aircraft has higher lease and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300 cargo aircraft has approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. However, the Boeing 737-300 cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three, lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300 cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. We intend to deploy the Boeing 737-300 cargo aircraft in our operations in situations where we can take advantage of its improved operating cost and performance characteristics and for which its capacity is better suited. While we have not yet fully developed our combined Boeing 727-200 and Boeing 737-300 cargo aircraft fleet operating and utilization schedule, our objective is to develop a plan that largely offsets the higher lease and insurance costs of the Boeing 737-300 cargo aircraft by operating with higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft.

     As a result of the addition of the Boeing 737-300 cargo aircraft to our fleet, we may be required to adjust our Boeing 727-200 cargo aircraft parts inventory levels and maintenance reserves. Future reviews of inventory levels and maintenance reserves may result in an adjustment to earnings. See “Critical Accounting Policies — Airframe and Aircraft Engine Maintenance Reserves” and “Critical Accounting Policies — Aircraft Parts Inventory Accounting” in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We are required to make lease deposits on each Boeing 737-300 cargo aircraft and we will incur significant, one-time aircraft induction costs for, among other things, pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program to include Boeing 737-300 cargo aircraft. Through September 30, 2004, we have incurred $1.3 million related to the induction costs of the Boeing 737-300 cargo aircraft and lease deposits to GECAS. We anticipate that the additional induction costs and lease deposits could be in excess of $3.6 million in the aggregate during the remainder of 2004 and 2005.

     In addition, we must receive the approval of the Federal Aviation Administration, or the FAA, to place the Boeing 737-300 cargo aircraft into revenue service. This approval is contingent on our meeting certain regulatory requirements relating to maintenance, operation, training and record keeping. Any delay by the FAA in granting us approval to place these Boeing 737-300 cargo aircraft into revenue service will require us to pay lease and other costs associated with maintaining the aircraft without deriving any revenue from the aircraft until we are granted approval from the FAA. There can be no assurance that we will obtain FAA approval to operate the aircraft in a timely fashion and we do not have the ability to terminate the leases for failure to obtain FAA approval to operate the aircraft. If we experience delays in putting these Boeing 737-300 cargo aircraft into revenue service, we may not have sufficient aircraft to operate our expedited scheduled freight network and may be required to lease or acquire additional aircraft, which may not be available to us on economical terms. The occurrence of any of these or similar events could have a material adverse effect on our results of operations.

Second Amended and Restated Aircraft and Engine Use Agreement

     On September 30, 2002, we entered into a two year Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes. The holders of our former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. The beneficiaries of the Trust include Resurgence Asset Management, Everest Capital Limited and Stockton, LLC, each of which beneficially owns greater than 5% of our common stock. For a description of our material relationships with these entities, see “Item 13. Certain Relationships and Related Party Transactions” of our Annual Report on Form 10-K/A, our Form S-3 dated September 27, 2004 and Form 8-Ks dated May 8, 2004 and June 25, 2004. The Company amended this agreement effective January 1, 2004.

     The amended agreement primarily extended, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from September 30, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extended the use of 29 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, the amended agreement gave us the option, at our discretion by November 1, 2004, to further extend the leases on two of these airframes from December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008. On November 8, 2004, we entered into a second amendment to this agreement with an effective date of November 1, 2004.

     The second amended agreement primarily reduces the block hour rates, modifies the lease terms for 11 Boeing 727-200 cargo airframes and modifies certain minimum usage requirements. The lease terms were modified to coincide with the approximate date of the expected next heavy maintenance event of each particular airframe and range from December 31, 2004 to December 31, 2006. The second amendment also extends the use of 29 aircraft engines until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2008.

     In addition, the second amended agreement cancels the amended agreement’s extension options on four airframes and provides us with new options to further extend, at our discretion, the leases on two of the airframes from March 31, 2006 to June 30, 2009, on one of the airframes from September 30, 2006 to December 31, 2009 and on one of the airframes from December 31, 2004 to December 31, 2009. Concurrently with the execution of the second amended agreement, we exercised our option to extend the lease term on one of these airframes from December 31, 2004 to December 31, 2009. Pursuant to the exercise of each of the four airframe options, the Trust will be required to fund up to a majority of the currently anticipated costs of the next heavy maintenance event on each of the airframes and we will be required to meet minimum usage guarantees during each extended lease term. In the event a specific airframe option is exercised, we will be responsible for any heavy maintenance costs in excess of the amount paid by the Trust.

Results of Operations

     Revenue. Included in our revenue are the following major categories:

•	Scheduled freight revenue, which is generated from freight transportation services provided by our expedited scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the TSA.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.

     Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	operating lease expense for leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

•	pickup and/or final delivery expenses as directed by customers.

•	Fuel Expense, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and engines.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	expedited scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300 cargo aircraft.

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

Critical Accounting Policies

     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended September 30,
	2004	2003
Revenue:
Scheduled freight	95.5%	99.6%
Other	4.5	0.4

Total revenue	100.0	100.0
Cost of revenue	86.4	85.7

Gross profit	13.6	14.3
General and administrative expenses	7.0	6.3

Operating income	6.6	8.0
Other (income) expense:
Interest expense	0.1	0.3
Other (income) expense	(0.5)	(9.6)

Total other (income) expense	(0.4)	(9.3)

Income before income taxes	7.0	17.3
Income taxes	1.5	—

Net income	5.5%	17.3%

REVENUE

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2004		2003
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Scheduled freight	$40,603	95.5%	$33,484	99.6%	21.3%
Other:
ACMI	1,197	2.8	—	—	—
Miscellaneous	702	1.7	141	0.4	397.9

Total revenue	$42,502	100.0%	$33,625	100.0%	26.4%

     Scheduled Freight. For the three months ended September 30, 2004, the $7.1 million increase in our scheduled freight revenue was due to an increase of 3.8% in our average yield and a 16.8% increase in our chargeable weight from the three months ended September 30, 2003. Our yield increase was due to an increase in the fuel surcharge and the addition of a security surcharge. The fuel and security surcharge increase was offset in part by competitive pressures in certain markets and higher proportion of our chargeable weights from lower yielding markets. Our chargeable weight increase was largely due to our expansion into San Juan, Puerto Rico during the second quarter of 2004 and an overall general strengthening of the economy towards the end of 2003 which carried over into 2004.

     ACMI. During the three months ended September 30, 2004, ACMI revenue included $1.0 million of revenue related to a contract with Alaska Airlines, which expired during September 2004. No ACMI revenue was generated during the three months ended September 30, 2003.

     Miscellaneous. During the three months ended September 30, 2004, we generated $0.7 million of miscellaneous revenue through ad-hoc charter services by our cargo airline. During the three months ended September 30, 2003, our miscellaneous revenue resulted from ad-hoc charter services and performing maintenance on an aircraft operated by us, but owned by a third party, on which we were not obligated to perform maintenance under our aircraft use agreement.

COST OF REVENUE

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2004		2003
	Cost	Percentage	Cost	Percentage	Percent Change
	of	of Total	of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Flight expense	$6,955	16.4%	$6,783	20.2%	2.5%
Transportation expense	4,254	10.0	2,304	6.9	84.6
Fuel expense	12,102	28.5	7,539	22.4	60.5
Maintenance expense	2,446	5.8	2,793	8.3	(12.4)
Freight handling expense	7,234	17.0	6,232	18.5	16.1
Depreciation and amortization	790	1.8	1,011	3.0	(21.9)
Operating overhead expense	2,924	6.9	2,166	6.4	35.0

Total cost of revenue	$36,705	86.4%	$28,828	85.7%	27.3%

     Flight Expense. For the three months ended September 30, 2004, flight expense increased $0.2 million, or 2.5%, compared to the three months ended September 30, 2003. This increase was primarily a result of an 11.4% increase in revenue block hours flown by our owned and leased aircraft and higher crew costs per revenue block hour flown. The 11.4% increase in revenue block hours flown was due to our cargo airline flying 623 more hours for our ACMI and ad-hoc charter customers for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. In December 2003, we entered into a new labor contract with our crew members which contributed to the increase in crew costs per revenue block hour flown. This increase in revenue block hours and crew costs was offset in part by a $0.6 million decrease in aircraft lease expense. Aircraft lease expense decreased in part due to the expiration of four aircraft leases on May 8, 2004, offset in part by the continuation of rent on some of these aircraft as the aircraft underwent maintenance to meet lease return obligations.

     Transportation Expense. For the three months ended September 30, 2004, transportation expense increased $1.9 million, or 84.6%, from the three months ended September 30, 2003. This increase is comprised of a $1.4 million increase in third party cargo aircraft charters flown on behalf of the scheduled freight network during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as well $0.2 million of higher trucking expense incurred in the road feeder markets due to an increase in chargeable weight carried and the addition of several road feeder markets subsequent to June 30, 2003 and a $0.2 million increase in aircraft ground operating costs due to more aircraft operations during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     The $1.4 million in third party cargo aircraft charters relates to a May 2004 agreement with Express.Net Airlines LLC to charter one Airbus A-300 under an ACMI arrangement. This aircraft allows us to carry higher freight volumes more economically for our Los Angeles, California market compared to operating two Boeing 727-200 cargo aircraft in this market. This agreement is cancelable by either party with 90 days written notice. We gave notice to Express.Net Airlines LLC to terminate the contract effective December 14, 2004.

     Fuel Expense. For the three months ended September 30, 2004, fuel expense increased $4.6 million, or 60.5%, as compared to the three months ended September 30, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.41, or 41.3%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge which is included in scheduled freight revenue. The number of gallons used for the three months ended September 30, 2004 increased by approximately 1.0 million gallons, or 13.4%, as compared to the three months ended September 30, 2003. The increase in fuel consumption is primarily due to a net 9.0% increase in revenue block hours flown by our cargo airline and by third party aircraft in our scheduled freight network.

     Maintenance Expense. For the three months ended September 30, 2004, maintenance expense decreased $0.3 million, or 12.4%, compared to the three months ended September 30, 2003. This decrease is primarily due to a reduction in the engine maintenance reserve cost per flight hour and lower usage of airframes and engines requiring maintenance reserves during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. In addition, during the three months ended September 30, 2004, we did not increase our airframe maintenance reserves for owned airframes for which we plan to use maintenance reserves to perform heavy maintenance because we have fully accrued the reserve amount for those airframes based on our estimate of the cost to perform the heavy maintenance. These decreases in engine and airframe maintenance reserve expense were partially offset by increases in our maintenance expense related to the use of more inventory parts on our Boeing 727-200 cargo aircraft during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Freight Handling Expense. For the three months ended September 30, 2004, freight handling expense increased $1.0 million, or 16.1%, as compared to the three months ended September 30, 2003. The increase in freight handling expense was due to a 16.8% increase in chargeable weight and an increase in security costs offset in part by reporting scheduled freight operations management wages as operating overhead expense as a result of a management reorganization in 2004. On a per chargeable weight pound, freight handling expense decreased 0.6% due to more favorable rates from renegotiating third party freight handling contracts and more efficient labor usage at the hub sort facility in Fort Wayne, Indiana.

     Depreciation and Amortization. For the three months ended September 30, 2004, depreciation and amortization expense decreased $0.2 million, or 21.9%, as compared to the three months ended September 30, 2003. This decrease in depreciation expense is primarily due to an increase in the number of owned engines becoming fully depreciated during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, offset in part by the addition of two Boeing 727-200 cargo airframes acquired in the fourth quarter of 2003.

     Operating Overhead Expense. For the three months ended September 30, 2004, operating overhead increased $0.8 million, or 35.0%, as compared to the three months ended September 30, 2003. The increase is partially due to $0.2 million incurred related to the induction of Boeing 737-300 cargo aircraft. During the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, we also incurred increases in our sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business, worker’s compensation expense and higher expenses due to reporting operations management wages as operating overhead expense versus freight handling expense as a result of a management reorganization in 2004.

GROSS PROFIT

     As a result of the foregoing, for the three months ended September 30, 2004, we recognized gross profit of $5.8 million, which was an improvement of $1.0 million as compared to the three months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $0.8 million, or 39.4%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase is primarily due to accruing $0.5 million expense for performance based compensation, higher bankruptcy related expenses as we resolve the remaining claims of our former unsecured creditors and professional fees related to compliance with the Sarbanes-Oxley Act.

OTHER (INCOME) EXPENSE

     Other income for the three months ended September 30, 2004 resulted primarily from gains recognized on the sale of property and equipment that was determined to be in excess of requirements to operate our expedited scheduled freight network and our cargo airline. Other income for the three months ended September 30, 2003 relates primarily to the recovery of $2.9 million of bad debt expense and other operating expenses incurred in 2001 related to a dispute with one of our customers and the recovery of retroactive adjustments on a workers compensation policy.

INCOME TAXES

     Upon our emergence from bankruptcy in 2002, we had $48.2 million in future deductible tax attributes for which no deferred tax asset was recorded due to the uncertainty of realizing the related tax benefits. When our operations are profitable, we realize these tax benefits through the reduction of any current federal income taxes payable. For financial reporting purposes, we recognize a deferred tax expense, at our effective tax rate of 36.5%, equal to the amount of tax attributes realized and record the benefit as an increase in additional capital because these tax attributes are associated with our pre-bankruptcy operations. If we determine that the realization of our remaining pre-bankruptcy tax attributes is more likely than not, we will eliminate the valuation allowance on our deferred tax asset and recognize a corresponding increase in additional capital.

     In addition, as result of recent and future transfers of our stock by our shareholders and the exercise of options and warrants, we may undergo a change in ownership as defined by the U.S. tax laws. If such a change were to occur, we may be limited in our ability to offset any income with our future deductible tax attributes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Nine months ended September 30,
	2004	2003
Revenue:
Scheduled freight	97.3%	95.4%
Other	2.7	3.6

Total revenue	100.0	100.0
Cost of revenue	91.3	95.7

Gross profit	8.7	4.3
General and administrative expenses	7.3	7.4

Operating income	1.4	(3.1)
Other (income) expense:
Interest expense	0.2	0.3
Other (income) expense	(0.3)	(3.9)

Total other (income) expense	(0.1)	(3.6)

Income before income taxes	1.5	0.5
Income taxes	0.6	—

Net income	0.9%	0.5%

REVENUE

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2004		2003
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Scheduled freight	$110,991	97.3%	$91,422	95.4%	21.4%
Other:
ACMI	1,837	1.6	3,375	3.5	(45.6)
Miscellaneous	1,291	1.1	1,082	1.1	19.3

Total revenue	$114,119	100.0%	$95,879	100.0%	19.0%

     Scheduled Freight. For the nine months ended September 30, 2004, the $19.6 million increase in our scheduled freight revenue was due to an increase of 3.7% in our average yield and a 17.1% increase in our chargeable weight from the nine months ended September 30, 2003. Our yield increase was due to an increase in the fuel surcharge and the implementation of a security surcharge. Higher rates in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were largely offset by lower rates in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Competitive pressures affecting our yields during the third quarter 2004 as compared to third quarter 2003 offset slightly stronger yields experienced during the first half of 2004 relative to the first half of 2003. Our chargeable weight increase was largely due to our second quarter 2004 expansion into San Juan, Puerto Rico, a strengthening economy toward the end of 2003 which carried over to 2004, lower than expected freight volumes for the second quarter of 2003 due to the war in Iraq, and the expansion of our network through the addition of several road feeder markets and the conversion of several road feeder markets to air markets subsequent to June 30, 2003.

     ACMI. During the nine months ended September 30, 2004, we generated $1.6 million of ACMI revenue through a four month contract with Alaska Airlines, which began in May 2004. This contract expired on September 11, 2004. During the nine months ended September 30, 2003, we generated $3.4 million of revenue from a one-year ACMI contract we entered into in December 2002 to provide BAX Global with three Boeing 727-200 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003.

     Miscellaneous. For the nine months ended September 30, 2004, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $1.2 million of revenue. We also performed maintenance on an aircraft operated by us, but owned by a third party on which we were not obligated to perform maintenance which generated $0.1 million of revenue. Our miscellaneous revenue for the nine months ended September 30, 2003 included generating $1.0 million from flying ad-hoc charter services and $0.1 million generated from maintenance work.

COST OF REVENUE

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2004		2003
	Cost	Percentage	Cost	Percentage	Percent Change
	of	of Total	of	of Total	from
	Revenue	Revenue	Revenue	Revenue	2003 to 2004
	(dollars in thousands)
Flight expense	$21,525	18.9%	$19,451	20.3%	10.7%
Transportation expense	10,504	9.2	13,038	13.6	(19.4)
Fuel expense	32,181	28.2	22,713	23.7	41.7
Maintenance expense	8,623	7.6	8,878	9.3	(2.9)
Freight handling expense	20,584	18.0	18,030	18.8	14.2
Depreciation and amortization	2,290	2.0	2,804	2.9	(18.3)
Operating overhead expense	8,421	7.4	6,810	7.1	23.7

Total cost of revenue	$104,128	91.3%	$91,724	95.7%	13.5%

     Flight Expense. For the nine months ended September 30, 2004, flight expense increased $2.1 million or 10.7% compared to the nine months ended September 30, 2003. This increase was primarily a result of a 17.2% increase in revenue block hours flown by our owned and leased aircraft and higher crew costs per revenue block hour flown. In December 2003, we entered into a new labor contract with our crew members which contributed to the increase in crew costs per revenue block hour flown. This increase is offset in part by a $0.3 million decrease in aircraft lease expense and a $0.2 million decrease in simulator training expense. Aircraft lease expense decreased due in part to the expiration of four aircraft leases on May 8, 2004, offset in part by the continuation of rent on some of these aircraft as the aircraft underwent maintenance to meet lease return obligations and higher expense on our other leased aircraft. Simulator training expense decreased due to the elimination of a minimum usage requirement in our simulator usage agreement.

     The 17.2%, or 2,693 hours increase in revenue block hours flown was due to our cargo airline flying 3,138, or 22.2%, more hours for the scheduled freight network and 445, or 29.5%, fewer hours for our ACMI and ad-hoc charter customers for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in hours flown by the cargo airline on behalf of the scheduled freight network was primarily a result of using fewer third party cargo aircraft (on a block hour basis) during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The expenses related to chartering aircraft are included in transportation expense as opposed to the cost of operating our own aircraft which are included in flight expense.

     Transportation Expense. For the nine months ended September 30, 2004, transportation expense decreased $2.5 million, or 19.4%, from the nine months ended September 30, 2003. This decrease is comprised of a $3.6 million decrease in third party cargo aircraft charters flown on behalf of the scheduled freight network during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, offset in part by $0.4 million of higher trucking expense incurred in the road feeder markets due to higher chargeable weight carried and the addition of several road feeder markets subsequent to June 30, 2003 and $0.7 million of higher aircraft ground operating costs due to more aircraft operations during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     In December 2002, we signed a one-year agreement with an affiliate of BAX Global to charter two Douglas DC-8 cargo aircraft. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. In May 2004, we entered into a one-year agreement with Express.Net Airlines LLC to charter one Airbus A-300 under an ACMI arrangement. This aircraft allows us to carry higher freight volumes more economically for our Los Angeles, California market compared to two operating Boeing 727-200 cargo aircraft in this market. This agreement is cancelable by either party with 90 days written notice. We gave notice to Express.Net Airlines LLC to terminate the contract effective December 14, 2004.

     Fuel Expense. For the nine months ended September 30, 2004, fuel expense increased $9.5 million, or 41.7%, as compared to the nine months ended September 30, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.25, or 23.9%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. To mitigate the increase in our average cost per gallon of jet fuel, we continue to assess a fuel surcharge which is included in scheduled freight revenue. The number of gallons used for the nine months ended September 30, 2004 increased by approximately 3.1 million gallons, or 14.2%, as compared to the nine months ended September 30, 2003. The increase in fuel consumption is primarily due to a net 12.0% increase in revenue block hours flown by our cargo airline and by third party aircraft in our scheduled freight network.

     Maintenance Expense. For the nine months ended September 30, 2004, maintenance expense decreased $0.3 million, or 2.9%, as compared to the nine months ended September 30, 2003. Included in maintenance expense during the nine months ended September 30, 2004 is a $1.7 million charge to maintenance expense to meet the estimated incremental lease return obligations on four Boeing 727-200 cargo aircraft. The lease obligations were fully satisfied as of September 30, 2004. Also included in maintenance expense in the nine months ended September 30, 2004 is a $0.5 million reversal of excess maintenance reserves on one Boeing 727-200 cargo aircraft that completed a heavy maintenance event in March 2004.

     If not for the $1.7 million lease return charge and the $0.5 million heavy maintenance reserve reversal, maintenance expense would have decreased $1.5 million, or 17.1%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This decrease is partially due to a reduction in the engine maintenance reserve cost per flight hour, lower usage of airframes and engines requiring maintenance reserves and lower maintenance wage costs during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. In addition, during the nine months ended September 30, 2004, we did not increase our airframe maintenance reserves for owned airframes for which we plan to use maintenance reserves to perform heavy maintenance because we have fully accrued the reserve amount for those airframes based on our estimate of the cost to perform the heavy maintenance.

     Freight Handling Expense. For the nine months ended September 30, 2004, freight handling expense increased $2.6 million, or 14.2%, as compared to the nine months ended September 30, 2003. The increase in freight handling expense was due to a 17.1% increase in chargeable weight and the inclusion in freight handling expense of certain costs, such as rent and utilities, of our third party handlers at our outsourced stations for the nine months ended September 30, 2004 that were previously included in operating overhead during the nine months ended September 30, 2003 when we performed the freight handling. These cost increases were offset in part by a decrease in other freight handling costs resulting from reporting scheduled freight operations management wages as operating overhead expense as a result of a management restructuring in 2004 and outsourcing three of the four remaining outstations operated by us by the end of the first quarter 2003 and more favorable rates achieved from renegotiating several of the existing third party freight handling contracts subsequent to the end of the first quarter of 2003. The remaining outstation was outsourced during the third quarter of 2003. Freight handling expense decreased 2.4% on a chargeable weight basis for the nine months ended September 20, 2004 as compared to the nine months ended September 30, 2003.

     Depreciation and Amortization. For the nine months ended September 30, 2004, depreciation and amortization expense decreased $0.5 million, or 18.3%, as compared to the nine months ended September 30, 2003. This decrease in depreciation expense is primarily due to an increase in the number of owned engines becoming fully depreciated during nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, offset in part by the addition of two Boeing 727-200 cargo airframes acquired in the fourth quarter of 2003.

     Operating Overhead Expense. For the nine months ended September 30, 2004, operating overhead increased $1.6 million, or 23.7%, as compared to the nine months ended September 30, 2003. The increase was partially due to $0.6 million incurred related to the induction of Boeing 737-300 cargo aircraft. During the nine months ended

September 30, 2004 as compared to the nine months ended September 30, 2003, we also incurred increases in our sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business, our worker’s compensation expense and higher expense related to reporting scheduled freight operations management wages as operating overhead expense versus freight handling expense as a result of a management restructuring in 2004. These increases were offset in part by the elimination of certain costs that are now included in third party freight handling contracts, such as rent and utilities, and are reported as freight handling expense during the nine months ended September 30, 2004.

GROSS PROFIT

     As a result of the foregoing, for the nine months ended September 30, 2004, we recognized gross profit of $10.0 million, which was an improvement of $5.8 million as compared to the nine months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $1.2 million, or 16.4%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is primarily due to accruing $0.9 million expense for performance based compensation, severance costs, higher bankruptcy related expenses as we resolve the remaining claims or our former unsecured creditors and professional fees related to compliance with the Sarbanes-Oxley Act.

OTHER (INCOME) EXPENSE

     Other income for the nine months ended September 30, 2004 resulted primarily from gains recognized on the sale of property and equipment that was determined to be in excess of requirements to operate our expedited scheduled freight network and our cargo airline. Other income for the nine months ended September 30, 2003 relates primarily to the recovery of $2.9 million of bad debt expense and other operating expenses incurred in 2001 related to a dispute with one of our customers, the recovery of retroactive adjustments on a workers compensation policy and gains recognized on the sale of excess property and equipment.

INCOME TAXES

     Upon our emergence from bankruptcy in 2002, we had $48.2 million in future deductible tax attributes for which no deferred tax asset was recorded due to the uncertainty of realizing the related tax benefits. When our operations are profitable, we realize these tax benefits through the reduction of any current federal income taxes payable. For financial reporting purposes, we recognize a deferred tax expense, at our effective tax rate of 36.5%, equal to the amount of tax attributes realized and record the benefit as an increase in additional capital because these tax attributes are associated with our pre-bankruptcy operations. If we determine that the realization of our remaining pre-bankruptcy tax attributes is more likely than not, we will eliminate the valuation allowance on our deferred tax asset and recognize a corresponding increase in additional capital.

     In addition, as result of recent and future transfers of our stock by our shareholders and the exercise of options and warrants, we may undergo a change in ownership as defined by the U.S. tax laws. If such a change were to occur, we may be limited in our ability to offset any income with our future deductible tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

     General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing the remaining availability of our $10.0 million credit facility with WFB. As of November 8, 2004, we had a borrowing base of $10.0 million and $7.7 million of availability.

     At September 30, 2004, we had cash and cash equivalents of $8.9 million as compared to $15.7 million at December 31, 2003. The decrease in cash of $6.8 million is a result of $3.3 million used for operations, $3.0 million used in investing activities and $0.5 million used for repayments of our outstanding debt. The $3.0 million used in investing activities included $2.7 million for capitalized maintenance expenditures and the acquisition of operating assets and $0.8 million increase to restricted cash for certificates of deposits to secure our bank issued letters of credit.

     At September 30, 2004, our net working capital was $21.4 million compared to $18.7 million at December 31, 2003.

     We anticipate our capital expenditures for the remainder of 2004 will be approximately $0.7 million, including $0.5 million related to complying with airworthiness directives on our fleet of Boeing 727-200 cargo aircraft and $0.2 million to upgrade our information technology systems and acquire other miscellaneous assets. In addition, we expect integration costs of approximately $0.7 million during the remainder of 2004 to continue the integration of the Boeing 737-300 cargo aircraft into our fleet. Our working capital requirements are also increased by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharges until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Based on our current projections, we believe our current assets, cash flows from operations, and availability under our credit facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditure requirements.

     Credit Facility. We have a $10.0 million revolving credit facility with WFB. Unless earlier terminated, the credit facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The credit facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. At September 30, 2004, the interest rate on the credit facility was 5.75%. The credit facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aviation parts.

     Availability under the credit facility is subject to a borrowing base equal to the lesser of $10.0 million or 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. As of November 5, 2004, we had $1.9 million borrowed under the credit facility and $0.4 million of letters of credit issued under the credit facility.

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

     The credit facility provides for specified events of default that allow WFB to terminate the credit facility and accelerate any payments due by us, including if we suffer a material adverse change in our business or financial condition. In addition, the credit facility requires us to meet certain financial and operating covenants, limits capital expenditures other than required maintenance on our aircraft, and restricts our ability to commit to or enter into any new aircraft operating leases unless certain financial covenants are met. Although the credit facility has a final maturity date of March 22, 2007, we classify any balances outstanding under the credit facility as current, pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in our business, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the credit facility as of September 30, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2003 for more details on the credit facility.

     Contractual Obligations The following table sets forth our contractual obligations for the period shown (dollars in thousands):

		Three Months	Two Years	Two Years
Contractual		Ending	Ending	Ending
Obligation	Total	December 31, 2004	December 31, 2006	December 31, 2008	Thereafter
Debt	$1,949	$1,949	$—	$—	$—
Non-aircraft operating leases	36,899	782	5,772	4,814	25,531
Aircraft operating leases and use agreements	95,114	873	19,324	18,279	56,188
Purchase Commitments (1)	—	—	—	—	—

Total contractual cash obligations	$133,963	$3,605	$25,096	$23,542	$81,719

(1)	Excludes purchase orders entered into in the ordinary course of business.

SEASONALITY OF RESULTS AND OPERATING LEVERAGE

     Our current business is seasonal in nature. In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter. In the third quarter of 2003, we experienced normal seasonal trends in our expedited scheduled freight business. In the third quarter of 2004, we believe we experienced normal seasonal trends in our expedited freight business. Additionally, we believe we continued to benefit in the third quarter of 2004 from what appeared to be a stronger U.S. domestic economy than in the third quarter of 2003.

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

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, but are not limited to, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	limited operating flexibility due to the terms of our credit facility;

•	change in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines;

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in general economic conditions;

•	changes in the cost and availability of jet fuel and our ability to recapture increases in the cost of jet fuel through the use of fuel surcharges;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of aircraft;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to efficiently integrate the Boeing 737-300 cargo aircraft into our operations;

•	further delays in receiving or placing the Boeing 737-300 cargo aircraft into revenue service; and

•	the ability to negotiate reasonably economical maintenance agreements to maintain the Boeing 737-300 cargo aircraft.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In 2001, General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers were seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors had named us as a third party defendant in the litigation and was seeking indemnification of up to $4.6 million against us. In February 2004, the parties agreed that the indemnification claim would be heard in bankruptcy court in Fort Worth, Texas, or the Bankruptcy Court. In May 2004, we were dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the Bankruptcy Court granted our motion that the General Motor’s claim for indemnification be denied in its entirety.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit
31.1*	-	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2004.

KITTY HAWK, INC.
By:	/s/ RANDY S. LEISER
Randy S. Leiser
Vice President - Finance and Chief Financial Officer (Authorized officer and principal financial officer)