Form 10-Q/A
period 2004-06-30
KITTY HAWK INC
filed 2004-11-17
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Aircraft Lease Common Terms Agreement
Form of Lease for Boeing 737-300 Cargo Aircraft
Certification of Principal Executive Officer
Certification of Principal Financial Officer

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as an exhibit-only filing solely to include certain information that had previously been redacted from Exhibit 10.1 and Exhibit 10.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		Exhibit
10.1*	—	Aircraft Lease Common Terms Agreement between Aviation Financial Services Inc and Kitty Hawk Aircargo, Inc. dated May 4, 2004. (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

10.2*	—	Form of Lease for Boeing 737-300 cargo aircraft – serial numbers 23538, 24462, 23708, 24020, 24022, 24902, and 24916 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

10.3**	—	Kitty Hawk, Inc. 2004 Leadership Performance Plan.

31.1*	—	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

**	Previously filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

KITTY HAWK, INC.
By:	/s/ RANDY S. LEISER
Randy S. Leiser
Vice President – Finance and Chief Financial Officer (Authorized officer and principal financial officer)