Form 10-K
period 2004-12-31
KITTY HAWK INC
filed 2005-03-10
CIK 932110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Registrant’s telephone number, including area code)
(972) 456-2200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.000001 per share
Series A Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $49.6 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      At March 9, 2005, there were 49,846,341 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 10, 2005 have been incorporated by reference into Part III of this annual report on Form 10-K.

KITTY HAWK, INC.
2004 ANNUAL REPORT ON FORM 10-K

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
      “C-check” means a thorough inspection and overhaul of an airframe and its components to ensure the airframe is airworthy.
      “DOT” means Department of Transportation.
      “Expendable part” means an aircraft part that cannot be repaired and reinstalled on an aircraft.
      “FAA” means Federal Aviation Administration.
      “Flight hour” means the portion of aircraft operation time commencing at takeoff and ending at landing.
      “Heavy maintenance” means with respect to an airframe, a C-check that includes structural inspections, or with respect to an aircraft engine, a heavy shop visit which includes disassembly, inspection, repair or replacement of worn and life-limited parts, reassembly and testing.
      “Power-by-the-hour” means payment for services or use of assets on a flight hour basis.
      “Rotable part” means an aircraft part that can be repaired and reinstalled on an aircraft.
      “Yield” means revenue expressed on a per chargeable weight pound carried basis in our expedited scheduled freight system. Revenue includes the price charged for our service plus any fuel or security surcharges.

PART I

ITEM 1.	BUSINESS
General
      Kitty Hawk, Inc. is a holding company, and we currently operate through our two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.
      Through Kitty Hawk Cargo, we operate a major independent city-to-city scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing expedited and time definite next-morning and two-day freight service. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In March 2004, we began offering an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. During 2004, we generated approximately 97.2% of our revenue from our expedited scheduled freight services.
      Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services primarily for Kitty Hawk Cargo’s scheduled freight network. On occasion, Kitty Hawk Cargo supplements its air lift capacity by chartering cargo aircraft from third parties. When Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. On February 28, 2005, Kitty Hawk Aircargo had 18 Boeing 727-200 cargo aircraft available for operation in revenue service, seven of which were owned and 11 of which were operated under an agreement with the Kitty Hawk Collateral Liquidating Trust. ACMI and ad-hoc charters generated approximately 2.8% of our revenues during 2004. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle.
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
Recent Developments
      Amendment to Credit Facility. On February 10, 2005, we entered into an amendment to our revolving credit facility, or the Credit Facility, with Wells Fargo Business Credit, Inc., or WFB. The amendment eliminated the monthly net loss covenant, modified the minimum quarterly year-to-date net income (loss) covenant levels and the minimum quarterly year-to-date net worth covenant and established a minimum liquidity requirement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for more information about the amended Credit Facility.
      Boeing 737-300SF Cargo Aircraft. On May 4, 2004, we entered into operating leases for seven Boeing 737-300SF cargo aircraft with affiliates of General Electric Capital Aviation Services. We expect to take delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and we expect to place it into revenue service during April 2005. We expect the remaining six aircraft will be delivered to us during the remainder of 2005. Our current fleet composition plan assumes that the seven Boeing 737-300SF leased aircraft will replace existing air lift capacity provided by certain of our Boeing 727-200 cargo aircraft, which we expect to remove from revenue service as these Boeing 727-200 cargo aircraft come due for their next heavy maintenance event. See “— Aircraft Fleet — Boeing 737-300SF Cargo Aircraft Leases” for more information about these operating leases.
      IAI Maintenance Agreement. On March 7, 2005, we entered into a long-term maintenance support agreement for our fleet of seven Boeing 737-300SF cargo aircraft, or the IAI Maintenance Agreement, with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI. The IAI Maintenance Agreement covers the initial term of our Boeing 737-300SF cargo aircraft leases plus any extension options exercised by us. The IAI Maintenance Agreement also allows us to add additional Boeing 737-300SF cargo aircraft if we lease or acquire additional Boeing 737-300SF cargo aircraft. See “— Maintenance” for more information about this maintenance agreement.
      Completion of Bankruptcy Case and Distribution of Class 7 Trust Shares. On January 24, 2005, the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division entered an order closing our Chapter 11 bankruptcy case because the case had been completed. Starting on March 4, 2005, we began distributing 6,349,409 shares of common stock to our former general unsecured trade creditors. As of March 9, 2005, 650,591 shares of common stock remained for distribution.
Industry Overview
      The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Much of the inter-city freight shipped in the U.S. is transported on an expedited or “time-definite” basis. Expedited freight transit times vary from a few hours or overnight to as long as two, three or four days. Expedited freight includes freight of varying sizes and weights, from as small as envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.
      In the expedited freight segment, there is generally an inverse relationship between cost per pound transported and transit time. As a result, shippers typically pay the highest cost per pound for the quickest transit times. As transit times increase, the cost per pound transported generally decreases.
      The expedited and time definite freight market is generally served by:

•	freight carriers that primarily provide airport-to-airport air transportation services to freight forwarders and third party logistic providers;

•	freight carriers including integrated carriers that provide door-to-door air and ground freight transportation and delivery services to shippers, freight forwarders and third party logistic providers;

•	cargo airlines that provide shippers, freight forwarders, third party logistic providers and other airlines with medium and long-term contracted air freight transportation services;

•	cargo airlines that provide shippers, freight forwarders and third party logistic providers with charter or on-demand services, as opposed to medium and long-term contracted air freight transportation services;

•	ground transportation companies that utilize all-truck networks generally offering two, three and four day services door-to-door or city-to-city on a common-carrier less-than-truckload basis;

•	ground transportation companies that utilize trucks on a single-haul truck-load basis; and

•	package delivery or courier companies that primarily provide intra-city express door-to-door service.

      We generally compete in the inter-city, heavy weight expedited freight segment of the U.S. freight transportation industry. This segment of the industry is highly competitive and very fragmented. The ability to effectively compete in this segment depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability.
      A number of expedited freight transportation companies, including us, provide a combination of delivery services. Specifically, our expedited scheduled freight business provides regularly scheduled freight delivery services between various cities, and our cargo airline on occasion provides ACMI and ad-hoc charters services to customers needing air lift for a specified period of time.
      The demand for expedited freight services in the U.S. is primarily influenced by the health of the U.S. economy, which is cyclical in nature. Domestic durable goods manufacturing and corporate capital expenditures in the U.S. have a significant impact on the amount of freight that is transported on an expedited basis. In addition, the demand for expedited air freight services may be influenced by the cost of jet fuel as this affects the cost of expedited air freight services.
      We believe the activity level of the following domestic industries, listed in decreasing order of influence, have the most significant impact on demand for our expedited scheduled freight services:

•	automotive;

•	electronics;

•	telecom and related infrastructure equipment;

•	apparel; and

•	other durable goods and equipment.
Expedited Scheduled Freight Services
      General. We operate a major independent city-to-city scheduled freight network that provides expedited and time-definite transportation of predominantly heavy weight freight among selected cities in the continental U.S. and Canada and San Juan, Puerto Rico through a hub and spoke network. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond North America. Most of the freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city.
      Our sorting facility in Fort Wayne, Indiana is a 239,000 square foot facility constructed to meet the specific requirements of our expedited scheduled freight service. We believe the sorting facility is capable of handling over 2.0 million pounds of freight on a given operational night, or about twice our peak volumes in 2004. We also hold options which expire in July 2009 for 14 acres of land adjacent to our sorting facility which could be used to expand our current operations or to accommodate third party distribution centers.
      Our scheduled freight service currently transports freight by aircraft to and from airports located in 24 cities. In addition, we contract with third parties to provide ground transportation to 29 other cities at which we receive and deliver freight at scheduled times. We also have business alliances to provide air service to 15 additional cities in Alaska, Hawaii and Mexico. We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana which is operated by our employees. We continually evaluate the cities in our expedited scheduled freight network and add and remove cities as circumstances warrant.
      In general, we transport the following types of freight:

•	heavy weight freight that cannot be readily handled by a single person;

•	hazardous materials that cannot be transported on passenger aircraft;

•	dimensionally oversized freight that cannot fit in passenger aircraft cargo holds;

•	freight requiring special handling or that must be attended in flight;

•	small packages; and

•	live animals.
      Our scheduled freight service caters primarily to freight forwarders and logistics companies that typically arrange transportation from the shipper to our cargo facility in the city of origin and from our cargo facility in the city of destination to the recipient. We offer our customers two levels of expedited delivery services, including overnight or next-day morning and second-day morning delivery to our cargo facility in the city of destination. Freight received each evening is available at our cargo facility in the city of destination on the morning specified by our customer, Tuesday through Saturday, throughout the year. In March 2004, we began offering an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. In 2004, we generated $154.0 million of revenue, or 97.2% of our total revenue, from our expedited scheduled freight network.
      Customers. We currently have over 550 active freight forwarder and logistics company customers. In 2004, our top 25 customers accounted for over 68.3% of our expedited scheduled freight revenue, and our top five customers accounted for over 33.6% of our expedited scheduled freight revenue.
      The following table lists each customer that accounted for at least 5% of our expedited scheduled freight revenue in 2004 and the percentage of our expedited scheduled freight revenue derived from those customers in 2004 and 2003.

	2004		2003

		Percentage of		Percentage of
		Expedited Scheduled		Expedited Scheduled
Customer	Revenue	Freight Revenue	Revenue	Freight Revenue

	(Dollars in thousands)
Pilot Air Freight, Inc.	$18,156	11.8%	$16,610	13.0%
Eagle Global Logistics, Inc.	13,582	8.8	11,192	8.8
AIT Freight Systems, Inc.	10,427	6.8	10,350	8.1
      We generally maintain a close operating relationship with our most significant customers. We offer our customers discount programs based upon the volume of freight shipped in our network and timely payment of invoices. Each of our significant customers participate in this discount program. We have no material minimum shipping contracts with our customers, including our most significant customers. As a result, our customers generally book expedited scheduled freight services with us on an as-needed basis.
      As part of our strategic planning activities for our expedited scheduled freight services network, we periodically meet with our customers to determine their projected needs for expedited freight services and the geographic areas where they need service. We use this information to determine if our service levels, service areas and capacity are adequate to meet the demands of our customers.
      Competition. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies for deliveries of less than 1,000 mile distances and integrated freight transportation companies, such as BAX Global, FedEx and United Parcel Service including its recent acquisition of Menlo Worldwide Forwarding. Many of our competitors have substantially larger freight networks, serve significantly more cities, and have considerably more freight system capacity, capital and financial resources than we do.
Air Freight Transportation Services
      General. Currently, Kitty Hawk Aircargo primarily provides air freight transportation services for our expedited scheduled freight business. In addition, Kitty Hawk Aircargo provides ACMI and ad-hoc charter transportation services for a limited number of customers. During 2004, we generated $2.4 million in revenue from ACMI contracts and $2.0 million in revenue from ad-hoc charters. By offering ACMI and ad-hoc charter services in addition to our expedited freight services, we generate additional revenue and are often able to improve the utilization of our aircraft fleet.
      ACMI Contracts. Our ACMI contracts with third parties typically require us to provide the aircraft, crew, maintenance and insurance. Other than the above ACMI costs, our customers are typically responsible for substantially all aircraft operating expenses, including fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ACMI contracts have a term of 30 days or more and generally provide for a minimum monthly revenue guarantee. In general, ACMI contracts are terminable upon 30 days’ prior written notice by either party or if we fail to meet certain minimum performance levels.
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
Aircraft Fleet
      Owned Aircraft. At February 28, 2005, we owned 14 Boeing 727-200 cargo aircraft of which seven were operating in revenue service. Based on our current fleet composition plan which includes the scheduled induction of the Boeing 737-300SF cargo aircraft, we have determined it is uneconomical to perform heavy maintenance on the remaining seven aircraft to return them to revenue service.
      Second Amended and Restated Aircraft and Engine Use Agreement. We have an aircraft and engine use agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust Agreement. The Trust Agreement makes 11 Boeing 727-200 cargo airframes and 28 aircraft engines available for operation by Kitty Hawk Aircargo. At February 28, 2005, we were operating 11 of these Boeing 727-200 cargo aircraft in revenue service. The Trust Agreement’s terms for the aircraft engines terminate on the earlier of the estimated time of their next scheduled heavy maintenance event or December 31, 2008. The Trust Agreement’s terms for the airframes generally coincide with the approximate date of the expected next heavy maintenance event of each particular airframe and currently expire as follows:

Number of
Airframes	Expiration Date

2	June 30, 2005
2	December 31, 2005
2	March 31, 2006
1	September 30, 2006
3	December 31, 2006
1	December 31, 2009
      In addition, we have the option to further extend, at our discretion, the use of two of the airframes from March 31, 2006 to June 30, 2009 and on one of the airframes from September 30, 2006 to December 31, 2009. Pursuant to the exercise of each of the three airframe extension options, the Trust will be required to fund a majority of the currently anticipated costs of the next heavy maintenance event on each of the airframes and we will be required to meet minimum usage guarantees during each extended term. In the event a specific airframe option is exercised, we will be responsible for any heavy maintenance costs and costs to comply with FAA-mandated Airworthiness Directives in excess of the amount paid by the Trust.
      The Trust Agreement requires us to pay for a minimum use of the airframes and aircraft engines, regardless of our actual usage. Since the inception of this Trust Agreement, we have used and currently project to use these airframes and aircraft engines more than these monthly minimums require. During 2004, we paid the Trust $6.7 million for the use of airframes and engines under this arrangement. In addition, during 2004, the Trust reimbursed us $1.9 million for heavy maintenance costs which we paid on behalf of the Trust in accordance with the agreement.
      These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes. The holders of our former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. The beneficiaries of the Trust include Resurgence Asset Management and Everest Capital Limited each of which beneficially owned greater than 5% of our common stock as of February 28, 2005. As of February 28, 2005, the beneficiaries of the Trust and their affiliates beneficially owned at least 14.3% of our common stock, consisting of 6,326,591 shares of our outstanding common stock and warrants to purchase 979,645 shares of our common stock.
      Boeing 737-300SF Cargo Aircraft Leases. On May 4, 2004, we entered into operating leases for seven Boeing 737-300SF cargo aircraft with affiliates of General Electric Capital Aviation Services, or GECAS. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk, Inc. and Kitty Hawk Cargo. Each of the leases has a ten year term commencing on the delivery date of the aircraft and contains two 30-month extension options at our discretion. The leases generally are not terminable prior to the expiration of the initial ten year term and impose limits on our ability to sublease the aircraft, but generally do not limit our ability to operate them on behalf of third parties in ACMI service. In addition to monthly lease payments for the aircraft, we must either pay the lessor monthly maintenance reserves based on our utilization of the aircraft or enter into fixed cost maintenance services agreements, or power-by-the-hour maintenance agreements, with vendors reasonably satisfactory to the lessor. On March 7, 2005, we entered into a long-term maintenance support agreement, the IAI Maintenance Agreement, which satisfies the maintenance and maintenance reserve requirements of the leases.
      We expect to take delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and expect to place it into revenue service in April 2005. We expect to take delivery of the remaining six aircraft during the remainder of 2005. The Boeing 737-300SF cargo aircraft leases allow us to substitute these aircraft for larger Boeing 737-400 cargo aircraft during the sixth year of the lease if they are available for lease by the lessor and we can agree on terms.
      We have already incurred, and will continue to incur, significant, one-time costs to integrate these Boeing 737-300SF cargo aircraft into our current fleet and operations, including, but not limited to, costs relating to pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program. In 2004, we paid approximately $1.9 million related to the induction costs of the Boeing 737-300SF cargo aircraft and lease deposits. We anticipate that the additional Boeing 737-300SF cargo aircraft induction costs including integration, capital expenditures, expenses and additional lease deposits could be in excess of $3.3 million in the aggregate during 2005.
      The Boeing 737-300SF cargo aircraft has higher lease and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. The Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three, as well as lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300SF cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. We intend to deploy the Boeing 737-300SF cargo aircraft in our operations in situations in which we can take advantage of its lower operating cost and improved performance characteristics and for which its capacity is better suited.
      Future Aircraft Needs. We currently anticipate that we will require as many as 20 operational aircraft at various times during 2005 to meet the projected needs for our expedited scheduled freight service and ACMI business. Our current fleet composition plan assumes that the seven Boeing 737-300SF leased aircraft will replace existing air lift capacity provided by certain of our Boeing 727-200 cargo aircraft which we expect to remove from revenue service as these Boeing 727-200 cargo aircraft come due for their next heavy maintenance event. While some owned and Trust Agreement Boeing 727-200 cargo aircraft will require heavy maintenance during 2005, we believe that the combined pool of owned, Trust Agreement, leased aircraft and aircraft under operational agreements available to us will provide us with enough aircraft to meet our projected aircraft needs in 2005. In the event our current and projected aircraft fleet is not adequate to meet our aircraft demands, we may need to use financing arrangements, lease contracts or other operational agreements to replace or supplement our air lift capacity.
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
      To enhance the reliability of our service, it is our usual policy to have available at least one operational spare aircraft at all times. The spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed. Maintaining one or more operational spare aircraft allows us to better ensure the availability of aircraft for our expedited scheduled freight operations and to provide our ACMI and ad-hoc charter customers with high dispatch reliability.
Maintenance
      We perform line maintenance with our own employees, contract employees and third party contractors. Heavy airframe and aircraft engine maintenance on our Boeing 727-200 cargo aircraft is provided by third party FAA approved FAR Part 145 repair stations. Maintenance performed by third parties is overseen by us. We do not have any long-term maintenance contracts for our Boeing 727-200 airframes or aircraft engines. We have entered into a long-term contract for heavy maintenance on our leased Boeing 737-300SF engines and airframe components.
      On March 7, 2005, we entered into a long-term maintenance support agreement for our fleet of seven Boeing 737-300SF cargo aircraft, or the IAI Maintenance Agreement, with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI. The IAI Maintenance Agreement covers the initial term of our Boeing 737-300SF cargo aircraft leases plus any extension options exercised by us. The IAI Maintenance Agreement also allows us to add additional Boeing 737-300SF cargo aircraft if we lease additional Boeing 737-300SF cargo aircraft.
      The IAI Maintenance Agreement covers maintenance of the Boeing 737-300SF cargo aircraft engines, landing gear and certain rotable components and provides us with access to a spare parts pool and dedicated leased consignment inventory of spare parts. Pursuant to the IAI Maintenance Agreement, on a monthly basis, we pay IAI a fixed rate per aircraft for the landing gear maintenance, a rate per flight hour for access to the spare parts pool and the repair of the rotable components covered under the agreement, and a rate per flight hour for the maintenance on the engines covered under the agreement. In return, IAI performs all required maintenance on the landing gear, engines and rotable components with certain exclusions. The exclusions include repair of aircraft engines due to Foreign Object Damage, or FOD; damage caused by our negligent use of the landing gear, engine or rotable component; repairs necessitated by Airworthiness Directives issued by the FAA; optional Service Bulletins issued by the engine and component manufacturers; and repairs to landing gear, engines or components that are beyond economic repair.
      The rates per flight hour that we pay IAI for the engine and rotable components is subject to certain Boeing 737-300SF cargo aircraft fleet annual flight hour minimums. The rate per flight hour for access to the rotable component spare part pool and for repair of rotable components covered under the agreement is also scaled based on Boeing 737-300SF cargo aircraft fleet flight hour utilization with the rate per flight hour decreasing with higher annual fleet utilization. The rate per flight hour for engine maintenance is also adjustable annually based upon various operating factors. The fixed monthly rate for the Boeing 737-300SF cargo aircraft landing gear maintenance, the rate per flight hour for maintenance of the engines and the rate per flight hour for access to the rotable component spare part pool and for repair of the rotable components is subject to annual escalation as provided for in the IAI Maintenance Agreement.
      In addition, as part of the IAI Maintenance Agreement, we pay IAI a monthly fee for access to the dedicated consignment inventory equal to a percentage of the value, when purchased by IAI, of the dedicated consignment inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, we have the ability to purchase this dedicated consignment inventory on a predetermined declining residual value.
      Pursuant to the IAI Maintenance Agreement, IAI will provide us with spare engines for both scheduled and unscheduled engine maintenance at prevailing market rates. Should the duration of the repair exceed the guarantee provided in the IAI Maintenance Agreement, IAI will be responsible for spare engine lease costs beyond the guaranteed repair time.
      Through the IAI Maintenance Agreement, IAI has also assumed financial liability for the landing gear, engine and certain rotable component lease return condition requirements for the Boeing 737-300SF cargo aircraft contained in our aircraft leases.
      The IAI Maintenance Agreement may be terminated by IAI upon an event of default including, but not limited to, our failure to pay IAI, our filing for bankruptcy protection or a successful involuntary bankruptcy petition filed against us.
Training and Safety
      We believe that high quality personnel, intensive training programs and quality assurance are keys to our success and operating at the highest level of safety and regulatory compliance. As a result, we hire experienced flight crews and maintenance personnel and ensure that both receive ongoing training through educational workshops, enhanced training curriculums, on the job training and, in the case of pilots, extensive simulator use. In January 2005, the FAA awarded us a fourth consecutive Certificate of Excellence — Diamond Award because 100% of our eligible mechanics received aviation maintenance technician awards from the FAA for 2004. The Diamond Award is the highest award given to aviation maintenance technicians and airlines by the FAA and recognizes individuals as well as airlines for their efforts in training. We have an ongoing safety program that employs an industry standard database to track safety performance. Additionally, we have a FAA-designated Director of Safety as well as active safety committees throughout our company. Open facsimile and phone lines are available for employees to report safety problems, which are entered into the database and monitored for any recurrence. Direct communication between flight crews, maintenance and management is available at all times through our dispatch system.
Sales and Marketing
      Our current marketing focus is on users of air freight transportation services. We use different sales and marketing approaches to meet the unique needs of different users within our target market and to achieve our goal of maintaining long-term relationships with our customers. We promote our business through trade specific publications and trade shows and do not engage in mass media advertising. We believe that retaining existing customers is equally important as generating new customers and is a direct result of customer satisfaction.
      We continue to upgrade our database, information software and tracking systems to maintain high quality service. During 2004, we implemented internet-based customer relationship management software which provides enhanced customer communication and allows direct booking of shipments by our customers through our call center in Fort Wayne, Indiana.
      We use account managers with geographic sales responsibilities to reach our current and prospective customers. Each account manager is responsible for educating current and prospective customers about our service capabilities, ensuring quality service and determining how we can best serve the customer. Some account managers are also responsible for large national accounts not necessarily best served by multiple regional account managers.
Employees
      General. At February 28, 2005, we employed 618 full-time and part-time employees. Of this total, 134 employees were involved in management, sales, marketing, general and administrative functions, 270 employees were involved in our Fort Wayne, Indiana hub operations and 214 employees were involved in maintenance and flight operations, including 143 flight crew members. Other than our flight crew members, our employees are not currently represented by labor unions or subject to collective bargaining agreements. We believe we have good relationships with our employees.
      Airline Pilots Association International. The pilots of Kitty Hawk Aircargo are represented by the Airline Pilots Association International, or ALPA, a national union representing airline pilots, and have a Collective Bargaining Agreement with Kitty Hawk Aircargo. The agreement covers all flight crew members of Kitty Hawk Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement provides that no pilot who was actively employed and on the payroll of Kitty Hawk Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that at the third and sixth anniversaries of the agreement, Kitty Hawk Aircargo and ALPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after 60 days Kitty Hawk Aircargo and ALPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final position to final offer or “baseball-style” binding arbitration. The agreement was fully implemented on December 1, 2003.
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
      Other FAA Regulations. All of our aircraft are subject to FAA directives issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue. In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial. For example, in 2004, we were required to install collision avoidance systems on our aircraft and reinforce our cockpit doors. Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications.
      Department of Homeland Security; Transportation Security. As a result of the passage of the Aviation and Transportation Security Act, the Congress created the Transportation Security Administration, or TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. Since inception, the TSA implemented various new regulations involving the security screening of cargo. At this time, the implementation of these new regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on our ability to efficiently process cargo or otherwise materially increase our operating costs.
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
Insurance
      We are vulnerable to potential losses that may be incurred in the event of an aircraft accident including damage to the aircraft due to FOD. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property.
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
      Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. We also maintain business interruption insurance if an aircraft is damaged. Substantial claims resulting from an accident could have a material adverse effect on our business. We attempt to monitor the amount of liability insurance maintained by the third party providers of ground handling services and operators of chartered aircraft and trucks used in our scheduled freight network through, among other things, the obtaining of certificates of insurance.

ITEM 2.	PROPERTIES
      Our facilities generally consist of office space, crew lounge, hangars, sorting facilities, maintenance facilities and warehouse and storage space. All of our major operating facilities are constructed on property leased from airport owners. As a result, the improvements to these facilities revert to the owner when the ground lease expires.
      We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. and Canada. These agreements generally relate to our use of airport facilities, but may also include leases or licenses to use ramp areas and hangar and maintenance space. In addition, at February 28, 2005, we owned 14 Boeing 727-200 cargo aircraft, various aircraft engines and various ground handling and sorting equipment.

      The following is a summary of our major operating facilities:

			Owned/
Location	Use of Space	Square Feet	Leased

Dallas/ Fort Worth International Airport, Texas	Company headquarters and maintenance facility	43,400	Owned	(1)
Dallas/ Fort Worth International Airport, Texas	Offices and warehouse	48,000	Leased
Fort Wayne, Indiana	Office and sorting facilities	239,000	Leased

(1)	We own the building and improvements and lease the land from the airport.

ITEM 3.	LEGAL PROCEEDINGS
      General Motors. General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named us as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim will be heard in the bankruptcy court in Fort Worth, Texas and that we will be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motor’s claim for indemnification be denied in its entirety. General Motors has appealed the bankruptcy court’s dismissal of their claim. While we cannot predict the outcome of the appeal at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ appeal. No amounts have been accrued for this contingency.
      Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
      Our executive officers are as follows:

Name	Age	Position(s)

Robert W. Zoller, Jr.	58	Chief Executive Officer, President and Director
Randy S. Leiser	45	Vice President and Chief Financial Officer
Steven E. Markhoff	38	Vice President Strategic Planning, General Counsel and Corporate Secretary
Toby J. Skaar	39	Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc.
Jessica L. Wilson	36	Chief Accounting Officer
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
      Randy S. Leiser has been our Vice President and Chief Financial Officer since January 2004. Prior to joining us, from March 2002 to January 2004, Mr. Leiser served as a financial advisor to Mesa Airline Group. From November 2001 to January 2002, Mr. Leiser was Vice President and Treasurer of Atlas Air, Inc., an ACMI cargo airline. From June 1992 to September 2001, Mr. Leiser served in a variety of senior finance positions with American Airlines, Inc., including Managing Director of Corporate Financial Planning, Managing Director of Corporate Development and Vice President of Finance and Chief Financial Officer of American Airline’s cargo division. From June 1987 to June 1992, Mr. Leiser was Vice President of Corporate Finance with Wertheim Schroder. From May 1984 to June 1987, Mr. Leiser served in various staff financial management positions for American Airlines, Inc. and, from June 1981 to August 1982, Mr. Leiser was an auditor with Ernst & Young LLP.
      Steven E. Markhoff has been our Vice President Strategic Planning, General Counsel and Corporate Secretary since July 2003. Mr. Markhoff was elected Corporate Secretary in March 2003. Prior to joining us as an employee, from April 2002 until July 2003, Mr. Markhoff was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. From November 1999 to March 2002, Mr. Markhoff served as Vice President Acquisitions for Hawaiian Airlines, Inc. Mr. Markhoff served as General Counsel and Corporate Secretary of Mesa Air Group, Inc. from July 1998 to October 1999. Mr. Markhoff served in various positions at Kiwi International Airlines, Inc. from February 1997 to July 1998 including General Counsel, Corporate Secretary and Director of Safety. From April 1995 to January 1997, Mr. Markhoff served as General Counsel of ValuJet Airlines, Inc. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code.
      Toby J. Skaar has been our Vice President and Chief Operating Officer of Kitty Hawk Cargo since January 15, 2004. Prior to holding this position, Mr. Skaar served as Kitty Hawk Cargo’s Vice President and General Manager beginning in April 1999. Mr. Skaar served as Vice President of Kitty Hawk Charters, Inc. from 1996 to April 1999. Mr. Skaar has been in the freight industry for approximately 20 years.
      Jessica L. Wilson has been our Chief Accounting Officer since August 2000. From August 1997 to July 2000, Ms. Wilson served as our Corporate Controller. From October 1990 to August 1997, Ms. Wilson was an auditor with Ernst & Young LLP. Ms. Wilson is a certified public accountant licensed in the State of Texas.
      Generally, our executive officers are elected annually by our board of directors. Our executive officers may be removed at any time by our board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      At March 4, 2005, there were approximately 441 holders of record and beneficial owners of our common stock.
      Since August 24, 2004, our common stock has traded on the American Stock Exchange, or AMEX, under the symbol “KHK.” The closing price for our common stock on AMEX as of March 7, 2005 was $1.50. Prior to August 24, 2004, our common stock was traded on the OTC Bulletin Board under the symbol “KTHK.OB.” Prior to September 23, 2003, no established trading market for our common stock existed.
      The following table sets forth the high and low sales prices for our common stock on AMEX from August 24, 2004 through December 31, 2004 and the bid quotations of the common stock on the OTC Bulletin Board from September 23, 2003 through August 23, 2004, based on quotations provided to us by Citigroup.

	Fiscal 2004

Quarter Ended	High	Low

March 31	$2.30	$1.10
June 30	$2.03	$1.40
September 30 (through August 23)	$1.44	$1.11
September 30 (beginning August 24)	$1.70	$1.22
December 31	$1.85	$1.20

	Fiscal 2003

Quarter Ended	High	Low

March 31	—	—
June 30	—	—
September 30 (beginning September 23)	$0.59	$0.50
December 31	$1.40	$0.59
      The bid prices set forth above represent inter-dealer prices, without retail markup, markdowns or commissions and may not represent actual transactions.
      We did not pay any cash dividends on our common stock in 2004, 2003 or 2002. We intend to retain all of our earnings for use in our business and do not anticipate paying cash dividends to our stockholders in the foreseeable future. Further, covenants contained in our Credit Facility restrict our ability to pay cash dividends.

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

				Successor	Predecessor

	Successor

				Three Months	Nine Months	Year Ended
	Year Ended	Year Ended	Year Ended	Ended	Ended	December 31,
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002	2002	2001	2000

Results of Operations
Revenue:
Scheduled freight	$154,016	$127,412	$116,279	$31,482	$84,797	$135,052	$170,255
Other(1)	4,481	4,992	5,524	2,994	2,530	112,437	196,578

Total revenue	158,497	132,404	121,803	34,476	87,327	247,489	366,833
Cost of revenue:
Operating expenses	137,017	122,209	117,401	29,658	87,743	247,390	331,518
Asset impairment(2)	—	—	—	—	—	86,316	14,812

Total cost of revenue	137,017	122,209	117,401	29,658	87,743	333,706	346,330

Gross profit (loss)	21,480	10,195	4,402	4,818	(416)	(86,217)	20,503
General and administrative expenses	11,522	9,377	8,064	2,140	5,924	11,819	23,181

Operating profit (loss) from continuing operations	9,958	818	(3,662)	2,678	(6,340)	(98,036)	(2,678)
Other (income) expense:
Interest expense	333	423	2,287	154	2,133	7,051	12,751
Reorganization expenses	—	—	39,629	—	39,629	42,676	17,111
Other (income) expense(3)	(875)	(3,746)	(30,701)	(139)	(30,562)	(14)	2,310

Total interest and other (income) expense	(542)	(3,323)	11,215	15	11,200	49,713	32,172

Income (loss) from continuing operations before income taxes	10,500	4,141	(14,877)	2,663	(17,540)	(147,749)	(34,850)
Income tax expense (benefit)	3,970	1,511	—	—	—	—	(11,661)

Income (loss) from continuing operations	6,530	2,630	(14,877)	2,663	(17,540)	(147,749)	(23,189)
Loss from discontinued operations(2)(4)	—	—	(40,831)	—	(40,831)	(20,173)	(334,131)

Net income (loss) before extraordinary item	6,530	2,630	(55,708)	2,663	(58,371)	(167,922)	(357,320)
Extraordinary item(5)	—	—	378,068	—	378,068	—	—

Net income (loss)	$6,530	$2,630	$322,360	$2,663	$319,697	$(167,922)	$(357,320)

				Successor	Predecessor

	Successor

				Three Months	Nine Months	Year Ended
	Year Ended	Year Ended	Year Ended	Ended	Ended	December 31,
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002	2002	2001	2000

Earnings (Loss) Per Share Data
Continuing operations(6)	$0.13	$0.05	$—	$0.05	$(1.02)	$(8.62)	$(1.35)
Discontinued operations(2)(4)(6)	$—	$—	$—	$—	$(2.39)	$(1.18)	$(19.51)
Extraordinary item(5)(6)	$—	$—	$—	$—	$22.07	$—	$—
Net earnings (loss) per share(6)	$0.13	$0.05	$—	$0.05	$18.66	$(9.80)	$(20.86)
Weighted average common stock outstanding(6)	50,779	50,136	—	50,000	17,133	17,133	17,129
Operating Data
Chargeable weight — pounds moved(7)	174,727	152,756	149,588	38,992	110,596	175,954	227,176
Average yield per chargeable weight — pounds moved(8)	$0.8815	$0.8341	$0.7773	$0.8074	$0.7667	$0.7675	$0.7494
Fuel — average cost per gallon(9)	$1.3604	$1.0325	$0.8977	$0.9946	$0.8653	$0.9606	$1.0520
Revenue block hours flown(10)	24,376	20,882	22,674	6,221	16,453	39,103	62,430
Financial Condition (At End of Period)
Cash and cash equivalents	$16,284	$15,729	$10,353	$10,353	$4,610	$13,472	$14,117
Total assets	49,070	47,110	47,259	47,259	47,354	171,606	442,941
Notes payable and long-term obligations(11)	2,755	3,689	4,978	4,978	5,819	6,580	9,226
Liabilities subject to compromise(11)	—	—	—	—	—	465,161	539,448
Stockholders’ equity (deficit)(11)	$34,116	$23,604	$19,263	$19,263	$16,600	$(319,697)	$(151,775)

(1)	Other revenue is primarily generated by Kitty Hawk Aircargo for services provided through ACMI and ad-hoc charters, air freight services and management of peak season operations for the U.S. Postal Service. Also included is revenue generated from freight handling services provided to third parties other than the U.S. Postal Service. Subsequent to December 31, 2001, revenue from the U.S. Postal Service is not a significant component of our revenue.

(2)	Asset impairment is the non-cash expense associated with writing down the value of our long-lived assets (mainly airframes, aircraft engines and rotable parts). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Discontinued operations separately reports operations and components of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(3)	Other (income) expense is mainly generated through gains or losses on the disposal of property and equipment, interest income and other settlements. In 2003, other income also included $3.0 million related to a customer arbitration award. In 2002, other income also included $29.4 million related to a settlement of claims against the U.S. Postal Service.

(4)	Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include the operations of our former wide-body cargo airline, the non-continental U.S. operations of our expedited scheduled freight network, our former air logistics service provider, our former small aircraft maintenance operation and our former subsidiary which developed an aircraft maintenance inventory and records software system.

(5)	The extraordinary item in 2002 represents the gain from the extinguishment of debt net of the reorganization equity value distributed, or to be distributed, to our former creditors pursuant to our plan of reorganization.

(6)	No earnings per share data is presented for the year ended December 31, 2002 because the three months ended December 31, 2002 and the nine months ended September 30, 2002 are not comparable due to the cancellation of our common stock and the application of Fresh Start Accounting at September 30, 2002. For this reason, these two periods may not be combined and used for year-over-year earnings per share comparisons. In 2002, the weighted average common stock outstanding for the predecessor period reflects the shares of common stock outstanding at September 30, 2002, which were cancelled under our plan of reorganization. In 2002, the weighted average common stock outstanding for the successor period reflects the shares of common stock and warrants to acquire common stock to be issued under our plan of reorganization, which are deemed to be issued and outstanding as of October 1, 2002 for purposes of this calculation. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for the presentation of the weighted average common stock outstanding for the successor period.

(7)	Chargeable weight — pounds moved is the greater of the actual weight of, or the minimum deemed weight based on the dimensions of, the items transported in our scheduled freight network.

(8)	Average yield — chargeable weight — pounds moved is a calculation of our scheduled freight revenue divided by the chargeable weight — pounds moved in the scheduled freight network.

(9)	Fuel — average cost per gallon is the average cost per gallon of delivering jet fuel into our aircraft, including the cost per gallon of the jet fuel, transportation fees to get the jet fuel to the airport, taxes, airport fees and costs associated with fueling the aircraft.

(10)	Revenue block hours flown are the block hours flown by Kitty Hawk Aircargo for the scheduled freight network, for customers on an ACMI or ad-hoc charter basis and, prior to December 31, 2001, for contracts with the U.S. Postal Service.

(11)	The variances result from our bankruptcy proceedings during which a significant amount of our outstanding notes payable and long-term obligations were cancelled and converted into shares or the right to receive shares of our new common stock or warrants to acquire shares of our new common stock and from the write-off of the stockholders’ deficit that had accumulated through September 30, 2002 in connection with our Fresh Start Accounting adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
      Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During 2004, we generated 97.2% of our revenue from Kitty Hawk Cargo’s scheduled freight network and 2.8% of our revenue from Kitty Hawk Aircargo’s cargo airline.
      Scheduled Freight Network. Through Kitty Hawk Cargo, we operate a major independent city-to-city scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing expedited and time-definite freight services. In addition, we have business alliances that allow us to provide expedited freight services to Alaska, Hawaii and Mexico.
      Expedited freight can include freight of varying sizes and weights and can include freight transit times from a few hours or overnight to as long as two, three or four days. We generally compete in the heavy weight and oversized, next-morning and two-day expedited freight segment of the U.S. freight transportation industry.
      As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. In early 2004, we began offering an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee.
      Our scheduled freight network business relies on customers who need expedited or time-definite delivery on an as-needed basis. As the freight is shipped on an as-needed basis, we do not have long-term contracts with our customers. Without long-term customer contracts, the overall demand for our expedited freight services is primarily influenced by the health of the U.S. economy which is cyclical in nature, the seasonality of the industries generating the freight we transport in our network and the availability and cost of alternative expedited freight services. Because of the foregoing factors, the amount of freight shipped in our scheduled freight network can fluctuate significantly.
      A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, apparel and other durable goods and equipment industries. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. economy. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically being the highest demand and strongest revenue quarters.
      In addition, the demand for our expedited freight services is impacted by the availability and cost of other expedited freight transportation alternatives including services provided by integrated freight carriers and trucking networks. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure expedited freight services with acceptable service levels at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.
      Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. In 2004, Kitty Hawk Aircargo provided 95.2% of the revenue block hours flown in Kitty Hawk Cargo’s scheduled freight network.

      In addition, when Kitty Hawk Aircargo’s aircraft are not being used in our expedited scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. During 2004, ACMI and ad-hoc charters generated approximately 2.8% of our revenues.
      On February 28, 2005, Kitty Hawk Aircargo had 18 owned and Trust Agreement Boeing 727-200 cargo aircraft available for operation. On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases for seven Boeing 737-300SF cargo aircraft. We expect to take delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and place it into revenue service in April 2005. We expect to take delivery of the remaining six aircraft during the remainder of 2005. Our current fleet composition plan assumes that the seven Boeing 737-300SF leased aircraft will replace existing air lift capacity provided by certain of our Boeing 727-200 cargo aircraft which we expect to remove from revenue service as these Boeing 727-200 cargo aircraft come due for their next heavy maintenance event.
      Our operating results for the year ended December 31, 2004 include a reduction of $4.7 million to our maintenance expense. This is a result of reviewing our future Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve accrual rates and our Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserves at December 31, 2004 in conjunction with a review of our current aircraft fleet composition plans. Based on these reviews, we believe we will not need to perform heavy maintenance on Pratt Whitney JT8D-9A aircraft engines for which reserves had been established as we believe we have sufficient Pratt Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support our fleet composition plans and we do not plan to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve exists. As a result of these reviews and changes in our estimates for Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve requirements, we reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.
      Jet Fuel Costs. One of our most significant and variable costs is jet fuel. Our scheduled freight network bears the increases in jet fuel costs. Therefore, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs which could materially adversely affect our results of operations. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network which could materially adversely affect our results of operation. If jet fuel prices remain at recent historically high levels for an extended period, and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operation could be materially adversely affected. The rising cost of jet fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharges until the billing for the air freight transportation service is collected, which averages between 30 to 45 days after the service is performed.
      During 2004, we purchased jet fuel from various suppliers at then current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into long-term supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. During 2004, our jet fuel averaged $1.36 per gallon. Jet fuel costs per gallon include the cost of jet fuel and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft. During 2004, we used between 2.4 million and 3.2 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network is operated during each month. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $331,000. The following table shows our total jet fuel expense and as a percentage of total operating expenses of our expedited scheduled freight network during 2004, 2003 and 2002.

			Jet Fuel Expense as a
			Percentage of Scheduled
Year	Total Cost	Average Cost	Freight Operating Expenses

	(In millions)	(Per gallon)
2004	$45.8	$1.36	32.9%
2003	30.8	1.03	25.5
2002	26.8	0.90	23.6
      Fixed Cost and Seasonality. Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of the scheduled freight network hub and a certain minimum amount of aircraft and trucking operations for each day that we operate the scheduled freight network. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue does not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our expedited freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.
      In the fourth quarter of 2004, we believe our expedited freight services were negatively impacted by the historically high cost of jet fuel which resulted in our charging our customers higher prices as we increased the existing fuel surcharge to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall historically high price of energy which may have had a dampening effect upon the U.S. economy relative to the fourth quarter of 2003. As a result, we reduced our capacity in the scheduled freight network by reducing the utilization of chartered aircraft and decreased the utilization of the aircraft operated by our cargo airline in the scheduled freight network. During the first two months of the first quarter of 2005, we believe our expedited scheduled freight business continued to be negatively impacted by these factors.
      Capital Requirements and Liquidity. We have, and will continue to have, capital requirements for the requisite periodic and heavy maintenance events for our fleet, and non-maintenance capital expenditures. Funding requirements have historically been met through internally generated funds, bank borrowings, aircraft and other asset sales and from public and private offerings of equity and debt securities.
      At February 28, 2005, we had $16.7 million of cash on hand. To supplement our liquidity, we have a $10.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. We believe that our cash flow from operations, availability under our credit facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. In addition to our normal operating cash requirements, we believe our cash requirements for 2005 include, but are not limited to, projected capital expenditures, including heavy maintenance, investments in information technology, payment of performance based compensation, and the integration of Boeing 737-300SF cargo aircraft into our fleet.
      Fresh Start Accounting. We emerged from bankruptcy on September 30, 2002 and adopted Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective estimated fair values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to

September 30, 2002. However, for purposes of this discussion, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002 and then compared to the successor results for the fiscal year ended December 31, 2003. Differences between periods due to Fresh Start Accounting are explained when necessary.
Boeing 737-300SF Cargo Aircraft Leases
      On May 4, 2004, Kitty Hawk Aircargo entered into ten-year operating leases, with two 30-month extension options, with affiliates of General Electric Capital Aviation Services, or GECAS, for seven Boeing 737-300SF cargo aircraft. We expect to take delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and we expect to place it into revenue service in April 2005. We expect to take delivery of the remaining six aircraft during the remainder of 2005.
      We have already incurred, and will continue to incur, significant, one-time costs to integrate these Boeing 737-300SF cargo aircraft into our current fleet and operations, including, but not limited to, costs relating to pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program. In 2004, we paid approximately $1.9 million related to the induction costs of the Boeing 737-300SF cargo aircraft and lease deposits. We anticipate that the additional Boeing 737-300SF cargo aircraft induction costs including integration, capital expenditures, expenses and additional lease deposits could be in excess of $3.3 million in the aggregate during 2005.
      The Boeing 737-300SF cargo aircraft has higher lease and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. The Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three as well as lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300SF cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft.
      We intend to deploy the Boeing 737-300SF cargo aircraft in our operations in situations in which we can take advantage of its lower operating cost and improved performance characteristics and for which its capacity is better suited. During 2005, as we transition our scheduled freight network operations to include the Boeing 737-300SF cargo aircraft, we expect the utilization and lower operating costs of our Boeing 737-300SF cargo aircraft will likely not fully offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft. While we have not yet fully developed our combined Boeing 727-200 and Boeing 737-300SF cargo aircraft fleet operating and utilization schedule beyond 2005, our objective is to develop a fleet operating and utilization schedule that largely offsets the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft by using it with higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft.
      If we are unable to achieve sufficient utilization of our Boeing 737-300SF cargo aircraft, we may not be able to offset its higher lease and insurance costs with its lower operating costs. Further, because the operating leases for the Boeing 737-300SF cargo aircraft contain certain restrictions on our ability to sublease the aircraft and prohibit us from terminating the leases prior to the expiration of the initial ten year term, we may not be able to sublease these aircraft or terminate the leases if we are unable to generate sufficient utilization. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.
IAI Maintenance Agreement
      On March 7, 2005, we entered into a long-term maintenance support agreement for our fleet of seven Boeing 737-300SF cargo aircraft. The IAI Maintenance Agreement covers maintenance of the Boeing 737-300SF cargo aircraft engines, landing gear and certain rotable components and provides us with access to a spare parts pool and dedicated leased consignment rotable component inventory of spare parts.

Pursuant to the IAI Maintenance Agreement, on a monthly basis we pay IAI a fixed rate per aircraft for the landing gear maintenance, a monthly fee for access to the dedicated consignment rotable component inventory, a rate per flight hour for access to the rotable component spare parts pool and the repair of the rotable components covered under the agreement and a rate per flight hour for the maintenance on the engines covered under the agreement. In return, IAI performs all required maintenance on the landing gear, engines and rotable components with certain exclusions.
      The rates per flight hour that we pay IAI for the engine and rotable components is subject to certain Boeing 737-300SF cargo aircraft fleet annual flight hour minimums. The rate per flight hour for access to the rotable component spare parts pool and for repair of rotable components is also scaled based on Boeing 737-300SF cargo aircraft fleet flight hour utilization with the rate per flight hour decreasing with higher annual fleet utilization. The rate per flight hour for engine maintenance is also adjustable annually based upon various utilization factors. The fixed monthly rate for the Boeing 737-300SF cargo aircraft landing gear maintenance, the rate per flight hour for maintenance of the engines, and the rate per flight hour for access to the rotable component spare parts pool and the repair of rotable components is subject to annual escalation as provided for in the IAI Maintenance Agreement.
      After the second year of the IAI Maintenance Agreement and during each successive year thereafter, we have the ability to purchase the dedicated consignment rotable component inventory from IAI on a predetermined declining residual value of the inventory.
Explanation of Statement of Operations Items
      Revenue. Included in our revenue are the following major categories:

•	Scheduled freight revenue, which is generated from freight transportation services provided by our expedited scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the TSA.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.
      Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense for Trust Agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

•	pickup and/or final delivery expenses as directed by customers.

•	Fuel Expense, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and engines.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	expedited scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft.
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

Critical Accounting Policies and Estimates
      Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine the value of our assets and certain liabilities and the amount of certain expenses. We base these estimates and assumptions upon the best information available to us at the time we make the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. As a result, our actual results could differ materially from our estimates. The most significant accounting policies include:

•	reserves related to airframe and aircraft engine heavy maintenance and aircraft lease return provisions;

•	allowance for doubtful accounts;

•	accounting for aircraft parts inventory;

•	our valuation of assets pursuant to Fresh Start Accounting; and

•	our valuation allowance related to deferred taxes.
      The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets, liabilities or expenses. A full description of all of our significant accounting policies is included in note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
      Reserves related to Airframe and Aircraft Engine Heavy Maintenance and Aircraft Lease Return Provisions.
      Boeing 727-200 Cargo Aircraft — General. To keep our Boeing 727-200 cargo aircraft in airworthy condition, the airframes and aircraft engines must undergo heavy maintenance. For our Boeing 727-200 airframes, this includes a light C-check which is performed every 3,000 to 4,000 flight hours or a heavy C-check which is performed every 14,000 flight hours. For our aircraft engines, this includes a heavy shop visit which includes disassembly, inspection, repair or replacement of worn and life-limited parts, reassembly and testing.
      Accounting guidelines allow us to spread the cost of this heavy maintenance over the period of time that elapses between these maintenance events by either:

•	accruing maintenance reserves prior to incurring the actual maintenance event; or

•	capitalizing the cost of the maintenance event and amortizing the capitalized cost over the use of the airframe prior to its next scheduled heavy maintenance event or the estimated useful life of the asset, whichever is shorter.
      The actual accounting treatment we use for a particular Boeing 727-200 airframe or aircraft engine depends on a variety of factors, including:

•	whether the airframe or aircraft engine was scheduled for retirement in September 2002 at its next heavy maintenance event;

•	whether the airframe or aircraft engine was acquired after September 2002;

•	whether the airframe or aircraft engine is owned or leased; and

•	if leased, whether the lease contains certain requirements as to the condition of the aircraft upon return to the lessor.
      Owned Boeing 727-200 Cargo Aircraft. Upon emerging from bankruptcy on September 30, 2002, we determined that in light of declining fair market values for Boeing 727-200 cargo aircraft and the general availability of replacement cargo aircraft we would plan to permanently retire some of our owned Boeing 727-200 airframes and aircraft engines at their next scheduled heavy maintenance event rather than performing the scheduled heavy maintenance event. As a result, we were not required to, and did not, establish maintenance reserves for those airframes and aircraft engines at September 30, 2002 and have not subsequently established maintenance reserves for those airframes and aircraft engines.
      However, we did establish airframe maintenance reserves for light C-checks for three owned Boeing 727-200 airframes we did not plan to retire which either were in revenue service at September 30, 2002 or which we had the intention as of September 30, 2002 to reintroduce into revenue service. We also established aircraft engine heavy maintenance reserves for the 37 owned Pratt Whitney JT8D-9A aircraft engines which were in serviceable condition and available for revenue service as of September 30, 2002. As a result, on September 30, 2002, we established $4.4 million of maintenance reserves on these airframes and aircraft engines.
      For Boeing 727-200 airframes and aircraft engines we acquired after September 30, 2002, or for airframes and aircraft engines owned as of September 30, 2002 that we did not intend as of September 30, 2002 to reintroduce into revenue service but which were subsequently reintroduced, the actual cost for light C-checks on airframes and heavy maintenance on aircraft engines is capitalized and is amortized over the shorter of the expected life of the airframe or aircraft engine or the time until the next heavy maintenance event.
      In addition, in the event we perform a heavy C-check on any of our owned Boeing 727-200 airframes, we capitalize the costs and amortize the capitalized costs to its next scheduled heavy C-check or the estimated useful life of the asset, whichever is shorter.
      During 2004, we capitalized one light C-check totaling $0.9 million. During 2003, we did not capitalize any Boeing 727-200 airframe and aircraft engine heavy maintenance. If we use the airframe or aircraft engine more than expected or if the airframe or aircraft engine suffers a premature failure, we may be required to accelerate the write-off of these capitalized maintenance costs. Any write-offs could adversely affect our results of operations.
      For our Boeing 727-200 airframes and Pratt Whitney JT8D-9A aircraft engines for which we did establish maintenance reserves at September 30, 2002, we increased our airframe and aircraft engine reserve balances by a rate equal to the sum of the expected cost of the next heavy maintenance event less the maintenance reserves established at September 30, 2002, divided by the expected remaining flight hours of use of the airframe and aircraft engine before its next heavy maintenance event. From September 30, 2002 through December 31, 2004, we accrued reserves of up to $850,000 per Boeing 727-200 airframe for light C-checks and between $315,000 and $350,000 per Pratt Whitney JT8D-9A aircraft engine for heavy maintenance. This approximates our historical costs and quotes from vendors. From September 30, 2002 through December 31, 2004, we accrued $2.6 million of maintenance reserves for light C-checks for our owned Boeing 727-200 airframes and heavy maintenance for our owned Pratt Whitney JT8D-9A aircraft engines.
      We reduce our airframe and aircraft engine reserves for the actual cost of completing the airframe or aircraft engine maintenance event when it occurs. During 2004, we performed light C-checks on two of our owned Boeing 727-200 airframes and heavy maintenance on one of our owned Pratt Whitney JT8D-9A aircraft engines for which maintenance reserves had been established. During 2003, we did not perform any scheduled heavy maintenance on our owned Boeing 727-200 airframes or Pratt Whitney JT8D-9A aircraft engines for which maintenance reserves had been established.
      At least on an annual basis, we review our future Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve accrual rates based on our recent cost experience to complete airframe and aircraft engine heavy maintenance events and we adjust the airframe and aircraft engine maintenance reserve balances to reflect current aircraft fleet composition plans. To the extent our aircraft fleet composition plans change from prior plans and the changes affect airframes and aircraft engines for which reserves have been established, we may realize a significant change in the amount of airframe and aircraft engine maintenance reserves required at that time. A change in the amount of airframe and engine maintenance reserves would result in either an increase in reported maintenance expense if the reserve requirement increased or a reduction in maintenance expense if the reserve requirement decreased. In addition, if the cost of airframe or aircraft engine heavy maintenance events increase, we may be required to increase our maintenance reserves. Any changes in our maintenance reserves could be material to our results of operations.
      At the end of 2004, we reviewed our future Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve accrual rates and our Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserves at December 31, 2004 in conjunction with a review of our current aircraft fleet composition plans. Based on these reviews, we believe we will not need to perform heavy maintenance on Pratt Whitney JT8D-9A aircraft engines for which reserves had been established as we believe we have sufficient Pratt Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support our fleet composition plans. In addition, the review of our current fleet composition plans indicates that we do not plan to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve exists. As a result of these reviews and changes in our estimates for Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve requirements, we reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.
      We do not expect to increase our Boeing 727-200 airframe maintenance reserves or our Pratt Whitney JT8D-9A aircraft engine maintenance reserves. In the event that we determine at a later date that we do not have enough Pratt Whitney JT8D-9A aircraft engines to support our fleet composition plans, we will either seek to lease Pratt Whitney JT8D-9A aircraft engines, or capitalize and amortize the cost of heavy maintenance on our owned Pratt Whitney JT8D-9A aircraft engines if heavy maintenance is required. In the event that we determine at a later date to perform heavy maintenance on our owned airframes, we will capitalize and amortize the cost of the heavy maintenance event.
      We capitalize and amortize the actual cost of mandated, life-extending airframe and aircraft engine FAA Airworthiness Directive maintenance for our owned Boeing 727-200 cargo aircraft over the expected remaining life until their next heavy airframe or aircraft engine maintenance event. We base our estimate of the expected life of the airframe or aircraft engine until the next heavy maintenance event on our historical experience. During 2004, we capitalized life-extending, FAA-mandated Airworthiness Directives on six aircraft totaling $1.1 million. During 2003, we did not capitalize any costs for FAA-mandated Airworthiness Directives.
      Trust Agreement Boeing 727-200 Cargo Aircraft. The Trust Agreement does not require us to maintain any heavy maintenance or lease return reserves for the Boeing 727-200 cargo aircraft we operate pursuant to the Trust Agreement and the Trust bears the cost of substantially all heavy maintenance. We capitalize and amortize over the remaining term of the lease the cost of any heavy maintenance performed on the Boeing 727-200 cargo aircraft not funded by the Trust. In addition, we capitalize and amortize over the remaining term of the lease the costs of any FAA-mandated Airworthiness Directive maintenance not funded by the Trust. During 2004, we capitalized heavy maintenance and life-extending, FAA-mandated Airworthiness Directives of $0.3 million. During 2003, we did not did not capitalize any costs for heavy maintenance or FAA-mandated Airworthiness Directives.
      Leased Boeing 727-200 Cargo Aircraft. We maintain separate heavy maintenance reserves for our leased Boeing 727-200 cargo airframes and engines. At September 30, 2002, the heavy maintenance reserves for leased aircraft was $3.1 million for five airframes and 15 aircraft engines. In the fourth quarter of 2002, we completed one light C-check in the amount of $360,000. During 2003, we performed one light C-check in the amount of $700,000 and one aircraft engine heavy maintenance event for $134,000. During 2003, we purchased one of the leased aircraft and used $750,000 of the light C-check reserve to offset the $900,000 spent on the heavy C-check for this airframe and expensed the remaining $150,000. Because the leases on the remaining four leased Boeing 727-200 cargo aircraft expired in May 2004, the remaining maintenance reserves at December 31, 2003 for these leased Boeing 727-200 cargo aircraft were included in the lease return condition reserves.

      When we lease Boeing 727-200 cargo aircraft that we operate, the leases generally require us to return the Boeing 727-200 cargo aircraft to the lessor with the same number of hours to the next scheduled heavy maintenance event for the airframe and aircraft engines as when we began leasing the aircraft or to make specified cash payments to the lessor in lieu thereof. We accrue lease return condition reserves based on our estimated cash outlay to meet the contractual lease return conditions at the end of the lease term. We base the lease return condition reserve on our estimate of the following factors:

•	the number of hours we expect to operate the Boeing 727-200 cargo aircraft prior to returning it to the lessor;

•	the expected amount of maintenance reserves we expect to pay to the lessor during the lease; and

•	the cost to meet the return conditions in the lease.
      If our estimate turns out to be different than the actual cost to comply with the return conditions, we are required to either take a charge or a credit to maintenance expense for the difference. We review the estimates underlying the lease return condition reserves on a quarterly basis and adjust the reserves for material differences. At March 31, 2004, we reviewed our lease return reserves related to these four Boeing 727-200 cargo aircraft as a result of the pending expiration of the leases in May 2004. Based on our analysis, it was determined that the lease return reserves were inadequate, and we recorded a charge to maintenance expense of $1.2 million during the quarter ended March 31, 2004. During the process of returning the leased Boeing 727-200 cargo aircraft to the lessor, we concluded that our lease return reserves were still inadequate due to the costs of meeting the return conditions. An additional charge to maintenance expense in the amount of $0.5 million was taken for the shortfall during the quarter ended June 30, 2004. The leased Boeing 727-200 cargo aircraft were all returned to the lessor in satisfactory condition by September 3, 2004. The final lease return costs approximated our revised estimates at June 30, 2004. At December 31, 2004, we had no leased Boeing 727-200 cargo aircraft.
      Boeing 737-300SF Cargo Aircraft. On May 4, 2004, we entered into operating leases for seven Boeing 737-300SF cargo aircraft. We expect to take delivery of these cargo aircraft in 2005.
      Heavy maintenance on the airframes and aircraft engines must be performed in order to keep our Boeing 737-300SF cargo aircraft in airworthy condition. On March 7, 2005, we contracted with IAI to perform the heavy maintenance on the Boeing 737-300SF engines, certain rotable components and landing gear. For the heavy maintenance C-checks, we have elected to place our Boeing 737-300SF airframes on an FAA-approved maintenance program that allows us to complete the heavy maintenance C-checks in phases, or a phased C-check, during routine monthly maintenance of the aircraft which typically occurs during the weekend period when the aircraft is not used in revenue service. We believe that the phased C-check is a more efficient means of maintaining our Boeing 737-300SF airframes. During the term of the lease, we will perform the phased C-check using our employees and will expense the cost as it is incurred and any other component costs not covered by the IAI Maintenance Contract in performing the phased C-checks.
      In addition to the phased C-checks, our Boeing 737-300SF cargo aircraft airframes must also undergo periodic heavy structural C-checks, or structural C-checks, every 48 months. We believe the current cost of a structural C-check for a Boeing 737-300SF cargo aircraft airframe is approximately $500,000, not including the cost of components which are covered under the IAI Maintenance Contract. We will expense and reserve for our Boeing 737-300SF cargo aircraft airframes structural C-checks evenly over the 48 months.
      At least on an annual basis, we will review our Boeing 737-300SF cargo aircraft structural C-check reserve accrual rates and we will adjust the reserve balances to reflect then current estimates. A change in the amount of Boeing 737-300SF cargo aircraft structural C-check maintenance reserves would result in either an increase in reported maintenance expense if the reserve requirement increased or a reduction in maintenance expense if the reserve requirement decreased. Any changes in our structural C-check maintenance reserves could be material to our results of operations.

      Our Boeing 737-300SF cargo aircraft lease return conditions require each Boeing 737-300SF cargo aircraft airframe to have undergone its next sequential C-check at the time of return to the lessor. The cost of the lease return C-check will be expensed and reserved for as part of the structural C-check that is being accrued for prior to the expiration of the lease. Through the IAI Maintenance Agreement, IAI has assumed the financial liability for lease return conditions requirements for landing gear, engine and rotable components covered under the IAI Maintenance Agreement. Currently, these aircraft are scheduled to be returned to the lessor in 2015.
      Allowance for Doubtful Accounts. We extend credit to our customers based upon an evaluation of several factors including:

•	the amount of credit requested relative to the existing or anticipated amount of customer revenue;

•	the customer’s financial condition (when we obtain it); and

•	the customer’s actual payment history, including resolution of disputed invoices.
      In some cases, we extend open credit to customers that refuse to make financial disclosure to us, but who have an extended history of timely payments to us and low levels of disputed invoices. We do not typically require our customers to post a deposit or supply collateral.
      We keep an allowance for doubtful accounts as an offset to our customer accounts receivable when it is probable a customer’s receivable balance cannot be collected. If we determine that a customer’s receivable balance cannot be collected, we write-off the customer receivable balance against the allowance for doubtful accounts reserve. Once a customer account is written-off, the customer is typically not allowed to have any open credit with us. During 2004, we charged off less than $20,000 in uncollectable accounts.
      Our allowance for doubtful accounts is based on an analysis that estimates the amount of our total customer receivable balance that is not collectable. This analysis includes assessing a default probability to customers’ receivable balances. The assessed default probability is influenced by several factors including:

•	current market conditions;

•	periodic reviews of customer credit worthiness;

•	review of customer receivable aging and payment trends.
      At December 31, 2003 and 2004, our allowance for doubtful accounts was $0.5 million and $0.7 million, respectively. As of December 31, 2004, we have a significant concentration of credit risk because approximately 50.4% of our outstanding accounts receivable were from 10 customers and 12.8% of our outstanding accounts receivable was attributable to one customer. A payment default by one of these customers could significantly exceed our allowance for doubtful accounts reserve which would have a material adverse effect on our results of operations.
      Aircraft Parts Inventory Accounting. We have separate aircraft parts inventory accounting procedures for our Boeing 727-200 cargo aircraft and our Boeing 737-300SF cargo aircraft.
      Boeing 727-200 Cargo Aircraft. We have a stock of aircraft parts and supplies that we use to perform certain maintenance on our fleet of owned and leased Boeing 727-200 cargo aircraft. At December 31, 2004, the balance of our aircraft parts and supplies inventory was $4.7 million net of established valuation reserves. This balance is based upon the sum of the estimated fair values of the aircraft parts and supplies inventory established during our Fresh Start Accounting adjustments at September 30, 2002, the average cost of the items acquired or repaired since September 30, 2002, and the value of items added to inventory from retired aircraft since September 30, 2002, less the average cost of parts and supplies removed from inventory to be used in aircraft maintenance and a valuation reserve established for those identified aircraft parts and supplies which have book value and have been deemed surplus at December 31, 2004.
      We currently treat all owned Boeing 727-200 cargo aircraft parts as inventory, rather than as property and equipment, and thus we do not use the rotable parts pooling concept for treatment of parts as fixed assets. We do this because the majority of our Boeing 727-200 cargo aircraft fleet is operated under the

Trust Agreement. The Trust Agreement generally requires us to maintain the aircraft in an airworthy condition, which requires us to periodically install parts and supplies on the airframe or aircraft engines. Because the parts and supplies become a permanent fixture to the Trust airframe or aircraft engine, installing the part effectively transfers ownership of the part from us to the aircraft owner.
      As a part of our Fresh Start Accounting adjustments, we estimated the opening value of these Boeing 727-200 cargo aircraft parts and supplies based on then recent purchases of similar parts and supplies, quotes from vendors or then recent costs incurred to repair similar parts. At September 30, 2002, we established an opening value of aircraft parts and supplies of $5.8 million. Subsequent to September 30, 2002, we added parts and supplies to inventory at the cost incurred to purchase or the cost incurred to repair some removed parts that we chose to repair. In addition, subsequent to September 30, 2002, we removed some economically viable parts and supplies from our retired aircraft and assigned a pro-rata share of the net book value of the retired aircraft to the parts added to inventory.
      Because parts can be added to inventory at either the cost to repair such a part or the pro-rata share of the net book value of the retired aircraft, the cost of parts added to inventory may be less than fair market value. Because we have limited availability of some aircraft parts and supplies, we may need to acquire additional parts in the future at then market values which could result in an increase in maintenance expense in the future which, in turn, could have a material adverse affect on our financial results.
      As parts and supplies are used on an airframe or aircraft engine during routine line maintenance, the average cost associated with the part or supply item is charged to maintenance expense. If the parts or supplies are being used during a light C-check or an engine heavy maintenance event, the average cost of the part or supply item is charged to the maintenance reserve for that airframe or aircraft engine if that airframe or aircraft engine had a maintenance reserve established for it, or capitalized if that airframe or aircraft engine did not have a maintenance reserve established for it. If the parts or supplies are being used during a heavy C-check, the average cost of the part or supply item is capitalized.
      Upon emerging from bankruptcy on September 30, 2002, we did not separately identify the portion of our aircraft parts and supplies required to continue to operate our fleet of Boeing 727-200 cargo aircraft and the amount which could be deemed excess at that time. Furthermore, the amount of aircraft parts and supplies necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we continue to operate. To the extent our aircraft fleet composition plans change in the future which results in a reduction in the number of Boeing 727-200 cargo aircraft that we operate, this modification to our fleet composition plan could result in a reduction in the amount of aircraft parts and supplies we need to maintain our current fleet of this aircraft type. If we conclude we have excess aircraft parts and supplies excess to our current or anticipated future needs, we may be required to write-down the value of our aircraft parts and supplies. Any such write-down could have a material adverse effect on our financial results.
      In conjunction with a review of our current aircraft fleet composition plans and a limited review of our Boeing 727-200 cargo aircraft parts and supplies at the end of 2004, we determined that we had certain aircraft parts and supplies with a book value of approximately $1.3 million that were surplus and that the realizable sales value of these surplus aircraft parts and supplies was approximately $0.7 million. As such, we have established a valuation reserve of $0.6 million against these identified surplus aircraft parts and supplies as of December 31, 2004.
      If we determine in the future that the quantity of aircraft parts and supplies on hand that was not previously deemed surplus is in excess of our needs to support our current aircraft composition fleet plans and/or the fair market value of those aircraft parts and supplies has declined from their then existing book values, a revaluation of those aircraft parts and supplies could result in a further write-down in the value of our aircraft parts and supplies. Any such write-down could have a material impact on our financial results.
      Boeing 737-300SF Cargo Aircraft. Under the terms of the IAI Maintenance Agreement, IAI will provide access to rotable component spare parts through an inventory pool of rotable components for which we will pay IAI a monthly fixed rate per flight hour and through a dedicated consignment rotable component inventory for which we will pay IAI a monthly fee equal to a percentage of the purchased value of the dedicated consignment rotable component inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, we have the ability to purchase the dedicated consignment rotable component inventory from IAI on a predetermined declining balance. The rate per flight hour we pay IAI for access to a rotable component spare parts pool includes the repair costs for both the rotable components spare parts pool and the consignment rotable component inventory. The amounts paid to IAI for access to the rotable component spare parts will be expensed as incurred. See “— IAI Maintenance Agreement” for more information about this maintenance agreement.
      In addition to the rotable component spare parts provided through IAI, we will maintain a stock of expendable spare parts inventory that we will use to perform certain maintenance on our Boeing 737-300SF cargo aircraft. At December 31, 2004, we had not yet purchased incremental expendable spare parts to support our Boeing 737-300SF cargo aircraft. We anticipate that we will need to purchase and maintain a balance of approximately $400,000 of incremental expendable spare parts inventory to support the seven leased Boeing 737-300SF cargo aircraft. Expendable spare parts will be expensed when installed on the aircraft.
      Valuations Pursuant to Fresh Start Accounting. When we exited bankruptcy on September 30, 2002, we adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or Fresh Start Accounting. See Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Under Fresh Start Accounting, we recorded adjustments to our assets, liabilities and stockholders’ equity because:

•	the fair market value of our assets after September 30, 2002 was less than the total of the post-petition liabilities and allowed claims which were converted into shares of our new common stock; and

•	the holders of our previously issued voting stock did not receive 50% or more of our new voting stock under our plan of reorganization.
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
      We hired financial advisors to determine the estimated reorganization equity value of our company as of September 30, 2002. As a result of this analysis, we further reduced the value of our property and equipment and certain other assets on a proportionate basis by $2.9 million.
      Valuation Allowance Related to Deferred Taxes. Upon our emergence from bankruptcy in 2002, the tax basis of our assets and liabilities exceeded our book basis resulting in $48.2 million in future deductible amounts for which no deferred tax asset was recorded. Due to historical operating losses and the potential for future limitations on the utilization of these deductions, we have recorded a valuation allowance because it is unclear how much, if any, tax benefit we will realize. Therefore, there currently is no net asset value for these deductions reflected in our current consolidated financial statements. At December 31, 2004, we evaluated whether it was more likely than not that we would be able to utilize these tax deductions. Based on our projections, we concluded that our deferred tax asset should remain fully reserved.
      As we realize these deductible amounts existing at December 31, 2002 through the reduction of taxable income, we record tax expense and an increase in additional paid in capital. If we determine that the realization of our remaining pre-bankruptcy tax deductions is more likely than not, we will eliminate the valuation allowance associated with these amounts and recognize a corresponding increase in additional paid in capital.

      Upon our emergence from bankruptcy, our shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of our stock and warrants, there have been changes in the composition and concentration of our stockholder base. While the number of our shares outstanding has not increased significantly, these changes in stock ownership could result in a change in ownership as defined by U.S. tax laws. If such a change were to occur, we may be limited in our ability to utilize our deferred tax assets.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Although we have not yet determined the impact of applying the various provisions of SFAS 123R, we expect our reported earnings will be lower than they would have been if SFAS 123R did not apply.
      In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” or SFAS 153. This statement amends and clarifies financial accounting for nonmonetary exchanges. SFAS 153 eliminates APB No. 29’s exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for the third quarter of 2005 and is not expected to have a material effect on our consolidated financial position or results of operations.

Results of Operations
      The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,

	2004	2003	2002

Revenue:
Scheduled freight	97.2%	96.2%	95.5%
Other	2.8	3.8	4.5

Total revenue	100.0	100.0	100.0
Cost of revenue	86.5	92.3	96.4

Gross profit	13.5	7.7	3.6
General and administrative expenses	7.3	7.1	6.6

Operating income (loss) from continuing operations	6.2	0.6	(3.0)
Other (income) expense:
Interest expense	0.2	0.3	1.9
Reorganization expense	—	—	32.5
Other (income) expense	(0.6)	(2.8)	(25.2)

Total interest and other (income) expense	(0.4)	(2.5)	9.2

Profit (loss) from continuing operations before income taxes	6.6	3.1	(12.2)
Income tax expense	2.5	1.1	—

Profit (loss) from continuing operations before discontinued operations and extraordinary item	4.1	2.0	(12.2)
Loss from discontinued operations	—	—	(33.5)
Extraordinary item	—	—	310.4

Net profit	4.1%	2.0%	264.7%

Year ended December 31, 2004 compared to the year ended December 31, 2003
Revenue
      General. The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2004		2003

		Percentage		Percentage
		of Total		of Total	Percentage Change
	Revenue	Revenue	Revenue	Revenue	from 2003 to 2004

	(Dollars in thousands)
Scheduled freight	$154,016	97.2%	$127,412	96.2%	20.9%
Other:
ACMI	2,449	1.6	3,375	2.6	(27.4)
Miscellaneous	2,032	1.2	1,617	1.2	25.7

Total revenue	$158,497	100.0%	$132,404	100.0%	19.7%

      Scheduled Freight. For the year ended December 31, 2004, the $26.6 million increase in our scheduled freight revenue was due to an increase of 5.7% in our average yield and a 14.4% increase in our chargeable weight from the year ended December 31, 2003.

      Our yield increase was due to an increase in the fuel surcharge and the implementation of a security surcharge. The yield increase resulting from the increase in fuel and security surcharges was partially offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.
      Our chargeable weight increase was due to higher available chargeable weight capacity and due to more chargeable weight resulting from a strengthening economy towards the end of 2003 which carried over to 2004, lower than expected freight volumes for the second quarter of 2003 due to the war in Iraq, and our second quarter 2004 expansion into San Juan, Puerto Rico.
      ACMI. During the year ended December 31, 2004, we generated $2.4 million of ACMI revenue through a five month contract with Alaska Airlines which began in May 2004 and a four month contract with Menlo Worldwide Forwarding which began in September 2004. During the year ended December 31, 2003, we generated $3.4 million of revenue from a one-year ACMI contract with BAX Global which began in January 2003 and was cancelled by mutual agreement effective May 31, 2003.
      Miscellaneous. For the year ended December 31, 2004, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $2.0 million of revenue. Our miscellaneous revenue for the year ended December 31, 2003 included $1.6 million from flying ad-hoc charter services.
Cost of Revenue
      General. The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2004		2003

		Percentage		Percentage
	Cost of	of Total	Cost of	of Total	Percent Change
	Revenue	Revenue	Revenue	Revenue	from 2003 to 2004

	(Dollars in thousands)
Flight expense	$27,924	17.6%	$26,111	19.7%	6.9%
Transportation expense	14,603	9.2	16,915	12.8	(13.7)
Fuel expense	45,838	28.9	30,849	23.3	48.6
Maintenance expense	7,047	4.4	11,048	8.3	(36.2)
Freight handling expense	27,705	17.5	24,717	18.7	12.1
Depreciation and amortization	3,091	2.0	3,835	2.9	(19.4)
Operating overhead expense	10,809	6.9	8,734	6.6	23.8

Total cost of revenue	$137,017	86.5%	$122,209	92.3%	12.1%

      Flight Expense. For the year ended December 31, 2004, flight expense increased $1.8 million or 6.9% compared to the year ended December 31, 2003. This increase was primarily a result of a 16.7% increase in revenue block hours flown by our owned, Trust Agreement, and leased aircraft and higher crew costs per revenue block hour flown offset in part by lower aircraft lease expense.
      The 16.7%, or 3,494 hours, increase in revenue block hours flown was due to our cargo airline flying 3,658, or 19.0%, more hours for the scheduled freight network offset by 164, or 10.1%, fewer hours for our ACMI and ad-hoc charter customers for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in hours flown by the cargo airline on behalf of the scheduled freight network was primarily a result of using fewer third party cargo aircraft (on a block hour basis) during the year ended December 31, 2004 as compared to the year ended December 31, 2003, and adding San Juan to the scheduled freight network during the second quarter 2004. The expenses related to chartering aircraft are included in transportation expense as opposed to the cost of operating our own aircraft which are included in flight expense.

      Crew costs increased $3.2 million due in part to additional block hours flown and an increase in our crew cost per revenue block hour flown due in part to a new labor contract with our crew members entered into in December 2003.
      This increase in crew costs was offset in part by a $1.2 million decrease in aircraft usage and lease expense. Aircraft lease expense decreased due in part to the expiration of four aircraft leases on May 8, 2004, partially offset by higher aircraft usage expense during the year ended December 31, 2004 as compared to the year ended December 31, 2003 on our Trust Agreement aircraft due to higher utilization of those aircraft which incur usage cost on a block hour basis.
      Transportation Expense. For the year ended December 31, 2004, transportation expense decreased $2.3 million, or 13.7%, from the year ended December 31, 2003. This decrease is comprised of a $3.6 million decrease in the cost of third party cargo aircraft flown on behalf of the scheduled freight network during the year ended December 31, 2004 as compared to the year ended December 31, 2003, offset in part by $0.5 million of higher trucking expense incurred due to additional road feeder markets, the offering of our new airport-to-door delivery option, and higher fuel surcharges assessed by the truck carriers, and $0.8 million of higher aircraft ground operating costs due to more aircraft operations during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The following is a detailed description of our third party cargo aircraft charters in 2003 and 2004.
      In December 2002, we signed a one-year agreement to charter two Douglas DC-8 cargo aircraft. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. From October 2003 to December 2003, we chartered one Airbus A-300 under an ACMI arrangement. In May 2004, we entered into a one-year agreement to charter one Airbus A-300 under an ACMI arrangement. During high volume periods for our southern California market, the Airbus A-300 allows us to carry freight more economically than operating two Boeing 727-200 cargo aircraft. The May 2004 agreement was cancelled effective December 11, 2004, in accordance with the cancellation provisions of the agreement.
      Fuel Expense. For the year ended December 31, 2004, fuel expense increased $15.0 million, or 48.6%, as compared to the year ended December 31, 2003. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.33, or 31.8%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 which we believe was offset by the fuel surcharge included in scheduled freight revenue. The number of gallons used for the year ended December 31, 2004 increased by approximately 3.8 million gallons, or 13.0%, as compared to the year ended December 31, 2003. The increase in fuel consumption is primarily due to a net 11.2% increase in revenue block hours flown by our cargo airline and by third party aircraft in our scheduled freight network.
      Maintenance Expense. For the year ended December 31, 2004, maintenance expense decreased $4.0 million, or 36.2%, as compared to the year ended December 31, 2003.
      Included in maintenance expense for the year ended December 31, 2004 are $5.2 million in reductions to maintenance expense including a $4.7 million reversal of the accrued maintenance reserves at December 31, 2004 for one Boeing 727-200 airframe and 44 Pratt Whitney JT8D-9A aircraft engines resulting from a change in maintenance reserve estimates at December 31, 2004 and a $0.5 million reversal of excess airframe maintenance reserves at March 31, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.
      Also included in maintenance expense for the year ended December 31, 2004 are $2.3 million of additions to maintenance expense including a $1.2 million charge to maintenance expense at March 31, 2004 and $0.5 million charge to maintenance expense at June 30, 2004 to meet the estimated additional lease return obligations on four Boeing 727-200 cargo aircraft, and a $0.6 million charge to maintenance expense at December 31, 2004 to establish a valuation reserve for identified Boeing 727-200 cargo aircraft parts and supplies which have book value and have been deemed surplus at December 31, 2004. See “— Critical Accounting Policies and Estimates — Maintenance Reserves for Airframe and Aircraft Engines and Lease Return Provisions” and “— Critical Accounting Policies and Estimates — Aircraft Parts Inventory Accounting”.
      If not for the net $2.9 million decrease from the items listed above, maintenance expense would have decreased $1.1 million, or 9.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. For the year ended December 31, 2003, we incurred $0.7 million of expense related to Boeing 727-200 airframe maintenance reserves and $1.2 million related to Pratt Whitney JT8D-9A engine maintenance reserves. Had we not reversed our maintenance reserves related to our Pratt Whitney JT8D-9A engines and Boeing 727-200 airframes at December 31, 2004, we would have incurred $0.8 million of Pratt Whitney JT8D-9A engine maintenance reserve expense for the year ended December 31, 2004.
      Freight Handling Expense. For the year ended December 31, 2004, freight handling expense increased $3.0 million, or 12.1%, as compared to the year ended December 31, 2003. The increase in freight handling expense was due to a 14.4% increase in chargeable weight and the inclusion in freight handling expense of certain costs, such as rent and utilities, of our third party handlers at our outsourced stations for the year ended December 31, 2004 that were previously included in operating overhead during the year ended December 31, 2003 when we performed the freight handling. These cost increases were offset in part by a decrease in other freight handling costs resulting from reporting scheduled freight operations management wages as operating overhead expense as a result of a management restructuring in 2004 and outsourcing three of the four remaining outstations operated by us by the end of the first quarter 2003 and more favorable rates achieved from renegotiating several of the existing third party freight handling contracts subsequent to the end of the first quarter of 2003. The remaining outstation was outsourced during the third quarter of 2003. Freight handling expense decreased 2.5% on a chargeable weight basis for the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      Depreciation and Amortization. For the year ended December 31, 2004, depreciation and amortization expense decreased $0.7 million, or 19.4%, as compared to the year ended December 31, 2003. This decrease in depreciation expense is due to an increase in the number of owned engines becoming fully depreciated during the year ended December 31, 2004 as compared to the year ended December 31, 2003, offset in part by an increase in depreciation expense related to the addition of two Boeing 727-200 cargo aircraft acquired in the fourth quarter of 2003, capitalized maintenance on certain Boeing 727-200 cargo aircraft and the addition of miscellaneous other assets. In addition, during December 2003, we incurred $0.4 million in direct charges to depreciation expense for certain engines to be sold in order to decrease their book value to their fair market value.
      Operating Overhead Expense. For the year ended December 31, 2004, operating overhead increased $2.1 million, or 23.8%, as compared to the year ended December 31, 2003. The increase was partially due to $1.2 million of costs incurred related to the induction of Boeing 737-300SF cargo aircraft. During the year ended December 31, 2004 as compared to the year ended December 31, 2003, we also incurred increases in our sales and administration expense for our scheduled freight network and ACMI and ad-hoc charter business, our worker’s compensation expense and higher expense related to reporting scheduled freight operations management wages as operating overhead expense versus freight handling expense as a result of a management restructuring in 2004. These increases were offset in part by the elimination of rent, utilities and other operating overhead costs which resulted from outsourcing our company operated outstations and a reduction in our bad debt expense due to the collection of a previously reserved receivable.
Gross Profit
      As a result of the foregoing, for the year ended December 31, 2004, we recognized gross profit of $21.5 million, an increase of $11.3 million as compared to the year ended December 31, 2003.

General and Administrative Expense
      General and administrative expense increased $2.1 million, or 22.9%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily due to $1.8 million of expense for performance based compensation for eligible employees and executive officers. We also incurred higher bankruptcy related expenses as we resolved the remaining claims of our former unsecured creditors and new professional fees related to compliance with the Sarbanes-Oxley Act.

Other (Income) Expense
      Other income for the year ended December 31, 2004 resulted primarily from gains recognized on the sale of property and equipment that were determined to be in excess of requirements to operate our scheduled freight network and our cargo airline, interest income on notes receivable and collection of a settlement which had been previously written off. Other income for the year ended December 31, 2003 relates primarily to the recovery of $2.9 million of bad debt expense and other operating expenses incurred in 2001 related to a dispute with one of our customers, the recovery of retroactive adjustments on a workers compensation policy and gains recognized on the sale of excess property and equipment.
Income Taxes
      For the year ended December 31, 2004, we recognized tax expense of $4.0 million for financial reporting purposes. However, because the tax basis of our assets is significantly higher than the book basis of our assets following our emergence from bankruptcy in 2002, we are able to reduce these earnings for tax purposes and we currently do not pay any federal income taxes. For financial reporting purposes, we recognize tax expense attributable to our continuing operations at our combined effective federal and state income tax rate of 37.8% for the year ended December 31, 2004 and 36.5% for the year ended December 31, 2003. The offset to our federal tax expense is an increase to our additional paid in capital, as we currently pay no federal income taxes.
Year ended December 31, 2003 compared to the year ended December 31, 2002
Revenue
      General. The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2003		2002

		Percentage		Percentage
		of Total		of Total	Percentage Change
	Revenue	Revenue	Revenue	Revenue	from 2002 to 2003

	(Dollars in thousands)
Scheduled freight	$127,412	96.2%	$116,279	95.5%	9.6%
Other:
Postal contracts	—	—	920	0.7	(100.0)
ACMI	3,375	2.6	945	0.8	257.1
Miscellaneous	1,617	1.2	3,659	3.0	(55.8)

Total revenue	$132,404	100.0%	$121,803	100.0%	8.7%

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
Cost of Revenue
      General. The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2003		2002

		Percentage		Percentage
	Cost of	of Total	Cost of	of Total	Percent Change
	Revenue	Revenue	Revenue	Revenue	from 2002 to 2003

	(Dollars in thousands)
Flight expense	$26,111	19.7%	$28,905	23.7%	(9.7)%
Transportation expense	16,915	12.8	8,841	7.3	91.3
Fuel	30,849	23.3	26,794	22.0	15.1
Maintenance expense	11,048	8.3	14,158	11.6	(21.9)
Freight handling expense	24,717	18.7	23,166	19.0	6.7
Depreciation and amortization	3,835	2.9	5,438	4.5	(29.5)
Operating overhead	8,734	6.6	10,099	8.3	(13.5)

Total cost of revenue	$122,209	92.3%	$117,401	96.4%	4.1%

      Flight Expense. For the year ended December 31, 2003, flight expense decreased $2.8 million or 9.7% from the year ended December 31, 2002. This decrease was primarily a result of reducing aircraft usage and lease expense by $1.6 million, savings of $0.7 million from the renewal of our aircraft liability insurance and a 7.9% reduction in revenue block hours flown by our owned, Trust Agreement, and leased aircraft. Aircraft usage and lease expense decreased in 2003 compared to 2002 due to a variety of factors including the renegotiation of our aircraft lease agreements through our bankruptcy proceedings, the purchase of a previously leased aircraft in August 2003 and a change in the utilization of our aircraft. Aircraft liability insurance decreased as a result of reduced market values for our owned, Trust Agreement, and leased aircraft fleet and lower insurance rates.
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
      Transportation Expense. For the year ended December 31, 2003, transportation expense increased $8.1 million, or 91.3%, from the year ended December 31, 2002. Of this increase, $7.5 million is due to chartering additional third party cargo aircraft which were flown in the scheduled freight network. In December 2002, we signed a one-year agreement to charter two Douglas DC-8 cargo aircraft. This contract was cancelled by mutual agreement effective May 31, 2003. These chartered aircraft allowed us to carry higher freight volumes at a more economical rate per hour as compared to four Boeing 727-200 cargo aircraft. However, due to lower than expected demand during March and April 2003, the freight volumes did not justify the continued charter of these two Douglas DC-8 cargo aircraft. During the fourth quarter of 2003, we chartered one Airbus A-300 cargo aircraft from another party to provide additional capacity due to higher freight volumes from the west coast. The use of these chartered aircraft caused transportation expense to increase as a percent of total revenue as costs were shifted from flight expense.
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
Income Taxes
      For the year ended December 31, 2003, we recognized tax expense of $1.5 million for financial reporting purposes. However, because the tax basis of our assets is significantly higher than the book basis of our assets following our emergence from bankruptcy in 2002, we are able to reduce these earnings for tax purposes and we currently do not pay any federal income taxes. For financial reporting purposes, we recognize tax expense attributable to our continuing operations at our combined effective federal and state income tax rate of 36.5%.The offset to our federal tax expense is an increase to our additional paid in capital, as we currently pay no federal income taxes.
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
      At December 31, 2004, cash and cash equivalents were $16.3 million as compared to $15.7 million at December 31, 2003. The increase in cash of $0.6 million is a result of generating $4.5 million of cash flow from operations, including collecting $1.8 million related to a settlement with one of our customers. This increase in cash was offset by a net $3.6 million used in investing activities, which included $3.7 million for the acquisition of operating assets offset by $0.8 million of proceeds from the sale of idle assets. In addition, we used a net $0.4 million to service our outstanding debt during 2004, offset by $0.2 million generated from the exercise of outstanding stock options and warrants to acquire stock.
      At December 31, 2004, our net working capital was $25.6 million as compared to $18.7 million at December 31, 2003. The increase in working capital was primarily due to a $2.5 million net reduction in the current portion of our Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserves, $2.5 million related to the aircraft lease return provisions which were satisfied during the year, $1.6 million net growth in trade accounts receivable, $1.8 million increase in fuel and other prepaids, offset by the collection of a $1.8 million settlement receivable.
      We anticipate our capital expenditures for 2005 will be approximately $4.4 million, including $2.4 million related to heavy airframe maintenance and heavy shop visits for aircraft engines, $0.5 million related to complying with FAA Airworthiness Directives on our fleet of Boeing 727-200 cargo aircraft, $0.3 million in general equipment and aircraft tooling purchases, and $1.2 million to upgrade our information technology systems.
      We also expect to use our working capital for integration, capital expenditures, expense and additional lease deposits of approximately $3.3 million during 2005 to integrate the Boeing 737-300SF cargo aircraft into our fleet and payment for performance bonuses of $1.4 million for eligible employees and executive officers under our Leadership Performance Plan. Our working capital is also affected by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Based on our current projections, we believe our current assets, cash flows from operations and availability under our Credit Facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures requirements.
      Credit Facility. We have a $10.0 million revolving credit facility with WFB. Unless earlier terminated, the Credit Facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.
      Although the Credit Facility has a final maturity date of March 22, 2007, we classify any balances outstanding under the Credit Facility as current pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in our business, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the Credit Facility as of December 31, 2004.
      On February 10, 2005, we entered into an amendment to the Credit Facility that eliminated the monthly net loss covenant, modified the minimum quarterly year-to-date net income (loss) covenant levels and the minimum quarterly year-to-date net worth covenant and established a minimum liquidity requirement. The amendment was effective as of January 31, 2005.
      Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On February 28, 2005, we had $1.9 million borrowed under the Credit Facility, a borrowing base of $10.0 million and $7.7 million of availability.
      Each year, we pay an unused line fee of 0.375% of the daily unused amount under the Credit Facility. In addition, we must pay to WFB a minimum of $8,500 per month in interest. We will incur additional fees if the Credit Facility is terminated by WFB upon default or if we terminate the Credit Facility prior to its termination date or reduce the maximum availability under the Credit Facility. These fees are $200,000 until March 22, 2005, $100,000 until March 22, 2006 and $50,000 after March 22, 2006. Finally, we may utilize the Credit Facility to issue letters of credit in the aggregate amount of up to $5.0 million. At February 28, 2005, we had $0.3 million of outstanding letters of credit. We incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility.
      The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by us. Significant events of defaults include:

•	default in payment obligations and breach of covenants by us;

•	a future voluntary or successful involuntary bankruptcy filing for us;

•	any change of control of Kitty Hawk, Inc., as discussed below;

•	the rendering of a judgment or arbitration award in excess of $150,000 that remains unsatisfied, unstayed or not appealed after 30 days;

•	default under any other material indebtedness, including leases; and

•	any material adverse change in our business or any change that WFB believes, in good faith, would impair our ability to meet our payment obligations or materially perform under the Credit Facility.
      For purposes of the Credit Facility, a change of control of Kitty Hawk, Inc. is deemed to occur if:

•	during any consecutive two-year period, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election to such board of directors, or whose nomination for election by our stockholders, was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our board of directors then in office; or

•	any person or “group” is or becomes the “beneficial owner” (as those terms are defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934), directly or indirectly, of more than 51% of the voting power of all classes of our voting stock.

      We are required to meet the following financial and operating covenants under the Credit Facility, as amended. Each year, the Credit Facility requires us to have a pre-tax net (loss) for each period as measured at the end of the quarter of not more than the following amount:

Period	Pre-Tax Net (Loss)

January 1 — March 31	$(5,800,000)
January 1 — June 30	$(5,800,000)
January 1 — September 30	$(4,800,000)
January 1 — December 31	$(3,000,000)
      In addition, each year, the Credit Facility, as amended, requires us to have book net worth equal to book net worth at December 31, 2004, as adjusted for net income from time to time. We are also required to maintain $3,000,000 in liquid assets at all times.
      In addition, the Credit Facility prohibits us from incurring or contracting to incur capital expenditures exceeding $6.0 million in the aggregate through December 31, 2005, with no more than $4.0 million being unfinanced and $2.0 million in the aggregate during each fiscal year thereafter, with no more than $1.0 million being unfinanced. This limitation on capital expenditures does not include capitalized maintenance on our aircraft. Further, without the consent of WFB, we cannot commit to enter into or enter into any aircraft operating lease if, at the time of the execution of such lease, the ratio of our EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) plus unrestricted liquid assets to the sum of capital expenditures and aircraft rent is not at least 1.0 to 1.0.
Contractual Obligations
      The following table sets forth our contractual obligations for the periods shown (dollars in thousands):

		Within
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Debt, including lease deferrals	$3,257	$2,451	$806	$—	$—
Non-aircraft operating leases	34,923	2,447	4,678	4,448	23,350
Aircraft operating leases and use agreements	125,442	10,099	26,415	23,808	65,120

Total contractual cash obligations	$163,622	$14,997	$31,899	$28,256	$88,470

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2003	2003	2003	2003	2004	2004	2004,	2004

	Unaudited
	(In thousands, except per share data)
Total revenue	$30,984	$31,272	$33,625	$36,523	$33,742	$37,875	$42,502	$44,378
Gross profit (loss) from continuing operations	(1,667)	1,028	4,797	6,037	1,190	3,005	5,797	11,488
Operating income (loss)	(4,352)	(1,327)	2,678	3,819	(1,726)	545	2,843	8,296
Income (loss) from continuing operations before income taxes	(3,987)	(1,392)	5,790	3,730	(1,788)	585	2,967	8,736
Income (loss) from continuing operations	$(3,987)	$(1,392)	$5,790	$2,219	$(1,788)	$585	$2,323	$5,410
Basic net income (loss) from continuing operations per share(1)	$(0.08)	$(0.03)	$0.12	$0.04	$(0.04)	$0.01	$0.05	$0.11
Diluted net income (loss) from continuing operations per share(1)	$(0.08)	$(0.03)	$0.11	$0.04	$(0.04)	$0.01	$0.04	$0.11

(1)	During March 2003, 37.7 million shares of common stock were issued in accordance with the plan of reorganization. For the purpose of calculating basic and diluted net income from continuing operations per share for the quarter ended March 31, 2003, the shares of common stock and warrants to acquire common stock to be issued under the plan of reorganization are deemed to be outstanding as of January 1, 2003. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for periods subsequent to January 1, 2003.
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
      In the third quarter of 2003, we experienced slightly better than normal seasonal trends, somewhat reversing the weak second quarter of 2003. We believe this is in part due to inventories for retail consumer goods, especially electronics, having been managed down to exceptionally low levels in the second quarter of 2003, thus requiring additional expedited freight services to meet current demand. Additionally, we believe we benefited from what appeared to be a general strengthening in the U.S. domestic economy coupled with normal seasonal demand from the automotive and other core industries. We generally experienced normal seasonal trends in the fourth quarter of 2003.

      In the first, second and third quarters of 2004, we believe we experienced normal seasonal trends in our expedited freight business. Additionally, we believe we benefited in the first three quarters of 2004 from a continuation of a strengthening U.S. economy.
      In the fourth quarter of 2004, we believe our expedited freight services were negatively impacted by the historically high cost of jet fuel which resulted in our charging our customers higher prices as we increased the existing fuel surcharge to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall historically high price of energy which may have had a dampening effect upon the U.S. economy relative to the fourth quarter of 2003. As a result, we reduced our capacity in the scheduled freight network by reducing the utilization of chartered aircraft and decreased the utilization of the aircraft operated by our cargo airline in the scheduled freight network. During the first two months of the first quarter of 2005, we believe our expedited scheduled freight business continued to be negatively impacted by these factors.
      Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of the scheduled freight network hub and a certain minimum amount of aircraft and truck operations for each day that we operate the scheduled freight network. Once chargeable weight reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight does not reach the break-even point, the scheduled freight network operation will sustain losses, which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our expedited freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.
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
      A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this annual report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this annual report on Form 10-K. These risks, uncertainties and other important factors include, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	changes in the cost and availability of jet fuel and our ability to recapture increases in the cost of jet fuel through the use of fuel surcharges;

•	limitations upon financial and operating flexibility due to the terms of our credit facility;

•	change in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to integrate efficiently the Boeing 737-300SF cargo aircraft into our operations;

•	future delays in receiving or placing the Boeing 737-300SF cargo aircraft into revenue service;

•	the ability to negotiate reasonably economical maintenance agreements to maintain our cargo aircraft;

•	findings of environmental contamination; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
Risks Relating to Our Business

We derive a significant portion of our revenues from a limited number of customers, and the loss of their business or payment defaults by them could have a material adverse effect on our results of operations.
      While we have over 550 active freight forwarder and logistics company customers, during 2004, our top 25 customers accounted for over 68.3% of our scheduled freight revenue and our top three customers accounted for approximately 27.4% of our scheduled freight revenue. During 2004, our top three customers were Pilot Air Freight, Inc., Eagle Global Logistics, Inc. and AIT Freight Systems, Inc., which accounted for 11.8%, 8.8% and 6.8% of our total scheduled freight revenue, respectively.
      We do not have any material minimum shipping contracts with our customers, including our most significant customers. The loss of one or more of these customers, or a reduction in any of these customer’s use of our services, could have a material adverse effect on our results of operations.
      In addition, as of December 31, 2004, we had a significant concentration of credit risk as approximately 50.4% of our outstanding accounts receivable were from ten customers and 12.8% of our outstanding accounts receivable was attributable to one customer. A payment default by one of these customers could have a material adverse effect on our results of operations.

The U.S. freight transportation industry is highly competitive and, if we cannot successfully compete, our results of operations and profitability may be materially adversely affected.
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
      We generally compete in the inter-city, heavy weight expedited freight segment of the U.S. freight transportation industry. This segment of the industry is highly competitive and very fragmented. The ability to compete effectively in this segment depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies for deliveries of less than 1,000 mile distances and integrated freight transportation companies, such as BAX Global, FedEx and United Parcel Service, including its recent acquisition of Menlo Worldwide Fowarding. Many of our competitors have substantially larger freight networks, serve significantly more cities and have considerably more freight system capacity, capital and financial resources than we do.
      In addition, our expedited freight services network is experiencing increased competition from integrated carriers and trucking networks that may provide lower cost alternatives to our overnight freight services, including lower cost second-day and third-day alternatives.
      Our ability to attract and retain business also is affected by whether, and to what extent, our customers decide to coordinate their own transportation needs. Certain of our current customers maintain transportation departments that could be expanded to manage freight transportation in-house. If we cannot successfully compete against companies providing services similar to, or that are substitutes for, our own or if our customers begin to provide for themselves the services we currently provide to them, our business, financial condition, operating results and profitability may be materially adversely affected.

Increases in the cost, or decreases in the supply, of jet fuel could have a material adverse effect on our results of operations.
      One of our most significant and variable costs is the cost of jet fuel. During 2004, our jet fuel averaged $1.36 per gallon and we used between 2.4 million and 3.2 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network is operated during each month. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $331,000. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel.
      We periodically increase our prices or implement fuel surcharges to offset all or some of our increased fuel costs, as our expedited scheduled freight network bears the cost of increases in jet fuel prices. If we are unable due to competitive pressures or other reasons to raise our fuel surcharges or prices, we may be forced to absorb increases in jet fuel costs, which could have a material adverse effect on our results of operations. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our expedited scheduled freight network which could negatively affect our results of operation. The rising cost of jet fuel affects our working capital because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.

      Additionally, if we were unable to acquire sufficient quantities of jet fuel to fly our aircraft, we would be required to curtail our operations which could have a material adverse effect on our operations.

Our inability to integrate the Boeing 737-300SF cargo aircraft into our fleet and operations in a timely or efficient manner would have a material adverse impact on our results of operations.
      We must receive the approval of the FAA to place the Boeing 737-300SF cargo aircraft into revenue service. This approval is contingent on our meeting certain regulatory requirements relating to maintenance, operation, training and record keeping. Any delay by the FAA in granting us approval to place these Boeing 737-300SF cargo aircraft into revenue service will require us to pay lease and other costs associated with maintaining the aircraft without deriving any revenue from the aircraft until we are granted approval from the FAA. There can be no assurance that we will obtain FAA approval to operate the aircraft in a timely fashion and we do not have the ability to terminate the leases for failure to obtain FAA approval to operate the aircraft. If we experience delays in putting these Boeing 737-300SF cargo aircraft into revenue service, we may not have sufficient aircraft to operate our expedited scheduled freight network and may be required to lease or acquire additional aircraft, which may not be available to us on economical terms. Our failure to integrate efficiently or timely these Boeing 737-300SF cargo aircraft into our fleet and operations would have a materially adverse effect on our results of operations.

If we are unable to utilize sufficiently the Boeing 737-300SF cargo aircraft, our results of operations could be materially adversely affected.
      The Boeing 737-300SF cargo aircraft has higher lease and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity than our current fleet of Boeing 727-200 cargo aircraft. The Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three as well as lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300SF cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft.
      We intend to deploy the Boeing 737-300SF cargo aircraft in our operations in situations in which we can take advantage of its lower operating cost and improved performance characteristics and for which its capacity is better suited. During 2005, as we transition our scheduled freight network operations to include the Boeing 737-300SF cargo aircraft, we expect the utilization and lower operating costs of our Boeing 737-300SF cargo aircraft likely will not fully offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft. While we have not yet fully developed our combined Boeing 727-200 and Boeing 737-300SF cargo aircraft fleet operating and utilization schedule beyond 2005, our objective is to develop a fleet operating and utilization schedule that largely offsets the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft by using it with higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft.
      If we are unable to achieve sufficient utilization of our Boeing 737-300SF cargo aircraft, we may not be able to offset its higher lease and insurance costs with its lower operating costs. Further, because the operating leases for the Boeing 737-300SF cargo aircraft contain certain restrictions on our ability to sublease the aircraft and prohibit us from terminating the leases prior to the expiration of the initial ten year term, we may not be able to sublease these aircraft or terminate the leases if we are unable to generate sufficient utilization. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.

Our failure to comply with the financial ratios and other covenants contained in our Credit Facility could result in an event of default that could cause acceleration of our indebtedness.
      The terms of our Credit Facility require us to achieve and maintain certain specified financial ratios. Our failure to comply with the financial ratios and other covenants and requirements contained in the

Credit Facility could cause an event of default. The occurrence of an event of default could prohibit us from accessing additional borrowings and permit WFB to declare the amount outstanding under the Credit Facility to be immediately due and payable. In addition, pursuant to our lockbox arrangement with WFB, upon an event of default, WFB could apply all of the payments on our accounts receivable to repay the amount outstanding under the Credit Facility. In that event, we would not have access to the cash flow generated by our accounts receivable until the amount outstanding under the Credit Facility is first repaid in full. As of February 28, 2005, we had $1.9 million borrowed under the Credit Facility and $0.3 million of letters of credit issued under the Credit Facility. In the case of an event of default, our assets or cash flow may not be sufficient to repay fully our borrowings under our Credit Facility, and we may be unable to refinance or restructure the payments on the Credit Facility on favorable terms or at all. An event of default under our Credit Facility, particularly if followed by an acceleration of any outstanding amount, could have a material adverse effect on our business.

The terms of our Credit Facility could restrict our operations.
      Our Credit Facility contains covenants that restrict our ability to, among other things, make capital expenditures, enter into aircraft operating leases, modify our corporate governance documents, incur certain additional debt, declare or pay dividends, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions, all of which could have an adverse effect on our business and results of operations.

If we lose access to, or sustain damage to, our Fort Wayne, Indiana facilities, our business would be interrupted, which could adversely affect our business and results of operations.
      Our Fort Wayne, Indiana facilities act as the hub of our expedited scheduled freight network. As a result, virtually all of the freight we transport passes through our Fort Wayne facilities on the way to its final destination. If we are unable to access our Fort Wayne facilities because of security concerns, a natural disaster, a condemnation or otherwise or if these facilities are destroyed or materially damaged, our business would be materially adversely affected.
      Furthermore, any damage to our Fort Wayne facilities could damage some or all of the freight in the facilities. If freight is damaged, we may be liable to our customers for such damage and we may lose sales and customers as a result. Any material damages we must pay to customers, or material loss of sales or customers, would have a material adverse effect on our business and results of operations.
      We have a $10 million business interruption insurance policy to both offset the cost of, and compensate us for, certain events which interrupt our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to select our level of coverage based upon the most likely potential disasters and events that could interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our results of operations.

Aircraft accidents and the resulting repercussions could have a material adverse effect on our business and results of operations.
      We are vulnerable to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property. We are required by the DOT to carry liability insurance on each of our aircraft. Although we believe our current insurance coverage is adequate and consistent with current industry practice, including our substantial deductibles, we cannot be assured that our coverage or premiums will not be changed or that we will not suffer substantial losses and lost revenues from accidents. Moreover, any aircraft accident, even if fully insured, could result in FAA directives or investigations or could cause a perception that some of our aircraft are less safe or reliable than other aircraft, which could result in costly compliance requirements, the grounding of some of our fleet and the loss of customers. Any aircraft accident and the repercussion thereof could have a material adverse effect on our results of operations.

The unavailability of aircraft due to unscheduled maintenance, accidents and other events may result in the loss of revenue and customers.
      Our revenues depend on having aircraft available for revenue service. From time to time, we may experience unscheduled maintenance due to equipment failures and accidental damage that makes our aircraft unavailable for revenue service. These problems can be compounded by the fact that spare or replacement parts and components may not be readily available in the marketplace. Failure to obtain necessary parts or components in a timely manner or at favorable prices could ground some or all of our fleet and result in significantly lower revenues. In the event one or more of our aircraft are out of service for an extended period of time, whether due to unscheduled maintenance, accidents or otherwise, we may be forced to lease replacement aircraft and may be unable to fully operate our business. Further, suitable replacement aircraft may not be available at all or on acceptable terms. Loss of revenue from any business interruption or costs to replace airlift could make it difficult to continue to operate our business.

Financial costs and operating limitations imposed by the unionization of our workforce could create material labor problems for our business.
      The pilots of our cargo airline are represented by ALPA. We have entered into a Collective Bargaining Agreement with ALPA that covers all flight crew members of our cargo airline with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires December 1, 2013.
      Although our Collective Bargaining Agreement with our flight crew members prohibits strikes, labor disputes with them could still result in a material adverse effect on our operations. Further, if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, which could have a material adverse effect on our operations.

A failure of our computer systems could significantly disrupt our business.
      We utilize a number of computer systems to schedule flights and personnel, track aircraft and freight, bill customers, pay expenses and monitor a variety of our activities, ranging from maintenance and safety compliance to financial performance. The failure of the hardware or software that support these computer systems, or the loss of data contained in any of them, could significantly disrupt our operations.

The unavailability of cargo aircraft at economically viable costs to meet our cargo aircraft requirements could adversely affect our results of operations.
      We currently anticipate that we will require as many as 20 operational aircraft during various portions of 2005 to meet our projected needs for our expedited scheduled freight service and ACMI businesses. While some owned and Trust Agreement Boeing 727-200 cargo aircraft will require heavy maintenance during 2005, we believe that the combined pool of owned, Trust Agreement and leased aircraft, and aircraft under operational agreements available to us will provide us with enough aircraft to meet our projected aircraft needs in 2005.
      In the event our current aircraft fleet is not adequate to meet our aircraft demands, we may need to use financing arrangements, lease contracts or other operational agreements to replace or supplement our air lift capacity. Without adequate airframes, engines and spare parts at economically viable costs, we may not be able to continue to operate our scheduled freight network businesses or generate sufficient operating income.

Increases in the cost, or a reduction in the availability, of airframe or aircraft engine maintenance may result in increased costs.
      To keep our owned, Trust Agreement, and leased aircraft in airworthy condition, we must hire third parties to perform scheduled heavy airframe and aircraft engine maintenance on them. An increase in the cost of airframe or aircraft engine maintenance would increase our maintenance expenses. In addition, a reduction in the availability of airframe or aircraft engine maintenance services could result in delays in getting airframes or aircraft engines serviced and result in increased maintenance expenses and lost revenue. Any increase in maintenance expenses or loss of revenue due to delays in obtaining maintenance services could have a material adverse effect on our results of operations.

Writedowns of the value of our aircraft parts and supplies inventory could have a material adverse impact on our results of operations.
      Upon emerging from bankruptcy on September 30, 2002, we did not separately identify the portion of our aircraft parts and supplies required to continue to operate our fleet of Boeing 727-200 cargo aircraft and the amount that could be deemed excess at that time. Furthermore, the amount of aircraft parts and supplies necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we continue to operate. To the extent our aircraft fleet composition plans change in the future, which results in a reduction in the number of Boeing 727-200 cargo aircraft that we operate, this modification to our fleet composition plan could result in a reduction in the amount of aircraft parts and supplies we need to maintain our current fleet of this aircraft type. If we conclude we have aircraft parts and supplies in excess of our current or anticipated future needs, we may be required to write-down the value of our aircraft parts and supplies. Any such write-down could have a material adverse effect on our financial results.
      In conjunction with a review of our current aircraft fleet composition plans and a review of our Boeing 727-200 cargo aircraft parts and supplies at the end of 2004, we determined that we had certain aircraft parts and supplies with a book value of approximately $1.3 million that were surplus and for which the realizable sales value of these surplus aircraft parts and supplies was approximately $0.7 million. As such, we have established a valuation reserve of $0.6 million against these identified surplus aircraft parts and supplies as of December 31, 2004.
      If we determine in the future that the quantity of aircraft parts and supplies that was not previously deemed surplus is in excess of our needs to support our current aircraft composition fleet plans and/or the fair market value of those aircraft parts and supplies has declined from their then existing book values, a revaluation of those aircraft parts and supplies could result in a further write-down in the value of our aircraft parts and supplies. Any such write-down could have a material adverse impact on our financial results.

Increases in the cost, or decreases in the supply, of ground handling and storage services could significantly disrupt our business.
      We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana which is operated by our employees. We also contract with third parties to provide ground transportation to approximately 29 other cities at which we receive and deliver freight at scheduled times. The impact of an increase in the cost or the decrease in the availability of ground handling and storage services could have a material adverse affect on our business.

Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports and in turn have a material adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting. We will first be required to furnish this report either with our Annual Report on Form 10-K for our fiscal year ending December 31, 2005 if we become an accelerated filer in fiscal year 2005 or with our Annual Report on Form 10-K for our fiscal year ending December 31, 2006 if we do not become an accelerated filer in fiscal year 2005. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. The report will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We continue to enhance our internal control over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary under established internal control frameworks, such as COSO.
      We are currently performing the system and process documentation and other work needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting and we are unable to remediate adequately the material weaknesses prior to the required date, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective as of the required date or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, customer, vendor, banking and investor confidence in the accuracy and completeness of our financial reports could be significantly diminished, which in turn could have a material adverse effect on our financial results of operations and stock price.
Risks Relating to Government Regulation

If we lose our authority to conduct flight operations, we will be unable to run our business.
      We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA, exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the TSA, the Department of Defense and the Environmental Protection Agency. In order to maintain authority to conduct flight operations, we must comply with statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. Without the necessary authority to conduct flight operations, we will be unable to run our business.

Safety, training and maintenance regulations may hinder our ability to conduct operations or may result in fines or increased costs.
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
      In addition, all of our aircraft are subject to FAA directives issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft, engines and components and to make modifications to them to address or prevent problems of corrosion, structural fatigue or additional maintenance requirements. In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial. For example, during 2004 we had to install collision avoidance systems on our aircraft. Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications. This extensive regulatory framework, coupled with federal, state and local environmental laws, imposes significant compliance burdens and risks that substantially affect our costs.

If we improperly ship hazardous materials or contraband, we could incur substantial fines or damages.
      The FAA exercises regulatory jurisdiction over transporting hazardous materials and contraband. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. Although required to do so, customers may fail to inform us about hazardous or illegal cargo. If we fail to discover any undisclosed weapons, explosives, illegal drugs or other hazardous or illegal cargo or mislabel or otherwise ship hazardous materials, we may suffer possible aircraft damage or liability, as well as fines, penalties or flight bans, which could have a material adverse effect on our results of operations.

Department of Homeland Security and Transportation Security regulations may result in unanticipated costs.
      As a result of the passage of the Aviation and Transportation Security Act, the U.S. Congress created the TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. The TSA has implemented various new regulations involving the security screening of cargo. At this time, the implementation of these new regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on our ability to efficiently process cargo or otherwise materially increase our operating costs.
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

Stock ownership by non-U.S. citizens could prevent us from operating our business.
      We believe that some of our stockholders are non-U.S. citizens. Under current federal law, our cargo airline could cease to be eligible to operate as a cargo airline if more than 25% of our voting stock were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air carrier certificate, our president and two-thirds of our directors and officers must be U.S. citizens. All of our directors and officers are U.S. citizens. Our Second Amended and Restated Certificate of Incorporation limits the aggregate voting power of non-U.S. persons to 22.5% of the votes voting on or consenting to any matter, and our Second Amended and Restated Bylaws do not permit non-U.S. citizens to serve as directors or officers.
Risks Related to Our Common Stock

The market price for our common stock may be volatile.
      The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, among others:

•	our performance and prospects;

•	the performance and prospects of our major customers and competitors;

•	the limited depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions;

•	domestic and international economic conditions; and

•	the cost and supply of jet fuel.
      In recent years, the public stock markets have experienced extreme price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to their operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of our common stock could be adversely affected.
      In addition, although our common stock is quoted on the American Stock Exchange, our common stock has traded, and may continue to trade, in low volumes. As a result, sales of small amounts of our common stock in the public market could cause the price of our common stock to fluctuate greatly, including in a materially adverse manner.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders.
      Provisions in our Second Amended and Restated Certificate of Incorporation, Second Amended and Restated Bylaws, the Delaware General Corporation Law and the terms of our shareholder rights plan and Credit Facility could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain the following provisions, among others, which may discourage or prevent another company from acquiring us:

•	a limitation on who may call stockholder meetings;

•	a prohibition on stockholder action by written consent; and

•	advance notification procedures for matters to be brought before stockholder meetings.
      In addition, we are subject to provisions of the Delaware General Corporation Law that prohibit us from engaging in a business combination with any “interested stockholder.” These provisions generally mean that a stockholder who owns more than 15% of our voting stock cannot acquire us for a period of three years from the date that the stockholder became an “interested stockholder,” unless various conditions are met, such as approval of the transaction by our board of directors. In addition, the terms of our Credit Facility contain provisions that restrict our ability to merge or consolidate with a potential acquiror. Finally, we have a shareholder rights plan that limits the ability of a person to acquire 15% or more of our outstanding common stock without the prior approval of our board of directors. Any of the foregoing could impede a merger, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer to acquire our common stock, which, under certain circumstances, could adversely affect the market price of our common stock.

We do not anticipate paying cash dividends to our stockholders in the foreseeable future.
      We intend to retain all of our earnings for use in our business and do not anticipate paying cash dividends to our stockholders in the foreseeable future. Further, covenants contained in our Credit Facility restrict our ability to pay cash dividends.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We have exposure to changing interest rates on our Credit Facility. The Credit Facility contains a variable interest rate equal to WFB’s prime rate plus a margin of 1.0%. At February 28, 2005, we had approximately $1.9 million outstanding on the Credit Facility with an interest rate of 6.5%. Based on our outstanding balance under the Credit Facility, a hypothetical 10% increase in interest rates would not result in a material increase in our annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      Our exposure to changing interest rates on invested cash is minimal because we invest our cash in a U.S. Treasury backed money-market fund. At December 31, 2004, approximately $14.7 million of our cash was invested.
      We have not undertaken any actions to cover interest rate market risk and are not a party to any interest rate market risk management activities.
      Jet fuel is a significant cost of operating aircraft. While in some cases we prepay for jet fuel on a short-term basis prior to delivery, we do not have any agreements with jet fuel suppliers assuring the availability or price stability of jet fuel. We also do not participate in any open market hedging activities related to jet fuel.
      At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of $331,000.
      We do not purchase or hold any derivative financial instruments.

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
      Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal controls that have materially affected, or are likely to materially affect, internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.
      We are currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2005 if we become an accelerated filer in fiscal year 2005 or for our fiscal year ending December 31, 2006 if we do not become an accelerated filer in fiscal year 2005. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, our management has identified certain areas requiring improvement, which we are addressing.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders. The information regarding our executive officers required by Item 10 is submitted as a separate section of this annual report on Form 10-K. See “Item 4A: Executive Officers of the Registrant.”
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
      The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the caption “Securities Ownership of Certain Beneficial Owners and Management.”
      The following table provides certain information as of December 31, 2004, with respect to shares of our common stock that may be issued under the Kitty Hawk 2003 Long Term Equity Incentive Plan.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	4,030,404	$0.54	1,189,041
Equity compensation plans not approved by security holders	—	—	—

Total	4,030,404	$0.54	1,189,041

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. Financial Statements
      The following financial statements are filed as a part of this report:
      2. Financial Statement Schedules
      No financial statement schedules are filed as part of this annual report on Form 10-K either because the required information is included in the financial statements, including the notes thereto, or such schedules are not required.
      3. Exhibits
      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit

2.1	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Kitty Hawk Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).

2.2	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).

2.3	Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).

2.4	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated February 6, 2003 (Exhibit 3.2 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Kitty Hawk, Inc., dated October 31, 2003 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated November 12, 2003, and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of January 28, 2004.

4.2	Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).

Exhibit

10.1		Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).

10.2		Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).

10.3		Agreement between Kitty Hawk Aircargo, Inc. and Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).

10.4		Credit and Security Agreement, dated March 22, 2004, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Does not include the schedules and exhibits to this exhibit. Schedules and exhibits will be provided to the SEC upon request).

10.5		Rights Agreement, dated January 21, 2004, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company (Exhibit 1 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated January 26, 2004, and incorporated herein by reference).

10	.6†	Kitty Hawk 2003 Long Term Equity Incentive Plan, dated as of July 29, 2003 (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-8 dated September 24, 2003, and incorporated herein by reference).

10.7		Aircraft Lease Common Terms Agreement between Aviation Financial Services Inc. and Kitty Hawk Aircargo, Inc., dated as of May 4, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q/ A, dated November 17, 2004, and incorporated herein by reference).

10.8		Form of lease for Boeing 737-300SF cargo aircraft — serial numbers 23538, 24462, 23708, 24020, 24902, and 24916 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 10-Q/ A, dated as of November 17, 2004, and incorporated herein by reference).

10.9		Kitty Hawk, Inc. 2004 Leadership Performance Plan (Exhibit 10.3 to Kitty Hawk, Inc.’s Form 10-Q dated as of August 12, 2004, and incorporated herein by reference).

10	.10†	Employment Agreement, dated as of December 13, 2004, by and between Kitty Hawk, Inc. and Robert W. Zoller (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 17, 2004, and incorporated herein by reference).

10	.11†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Toby J. Skaar (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004, and incorporated herein by reference).

10	.12†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Steven A. Markhoff (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004 and incorporated herein by reference).

10	.13†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Jessica L. Wilson (Exhibit 10.3 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004, and incorporated herein by reference).

10	.14†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Randy S. Leiser (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of January 19, 2005, and incorporated herein by reference).

10	.15*	Second Amended and Restated Aircraft and Engine Use Agreement, dated as of January 1, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

Exhibit

10.16		Registration Rights Agreement, dated as of May 8, 2004, by and among Kitty Hawk, Inc., Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 8-K dated May 11, 2004, and incorporated herein by reference).

10.17		First Amendment to Credit and Security Agreement, dated as of January 31, 2005, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of February 11, 2005, and incorporated by reference herein).

21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).

23	.1*	Consent of Grant Thornton LLP.

31	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification Pursuant Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2005.

KITTY HAWK, INC.

By:	/s/ Robert W. Zoller, Jr.

Robert W. Zoller, Jr.
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2005.

Name	Capacities

/s/ Robert W. Zoller, Jr. Robert W. Zoller, Jr.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Randy S. Leiser Randy S. Leiser	Chief Financial Officer (principal financial officer)

/s/ Jessica L. Wilson Jessica L. Wilson	Chief Accounting Officer (principal accounting officer)

/s/ Gerald L. Gitner Gerald L. Gitner	Non-Executive Chairman of the Board of Directors and Director

/s/ Myron Kaplan Myron Kaplan	Director

/s/ Robert A. Peiser Robert A. Peiser	Director

/s/ Joseph D. Ruffolo Joseph D. Ruffolo	Director

/s/ Laurie M. Shahon Laurie M. Shahon	Director

KITTY HAWK, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Kitty Hawk, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Kitty Hawk, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.
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

GRANT THORNTON LLP
Dallas, Texas
February 18, 2005

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,284	$15,729
Restricted cash and short-term investments	1,221	579
Trade accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.5 million, respectively	13,158	11,539
Assets held for sale	65	114
Inventory and aircraft supplies	4,720	5,441
Deposits and prepaid expenses	1,750	1,135
Prepaid fuel	2,310	1,122
Settlement receivable	—	1,765
Other current assets, net	201	143

Total current assets	39,709	37,567
Property and equipment, net	8,961	9,058
Other assets, net	400	485

Total assets	$49,070	$47,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$1,775	$2,880
Accrued wages	599	761
Other accrued expenses	8,025	5,519
Other taxes payable	1,711	2,270
Current portion of accrued maintenance reserves	89	2,617
Current portion of lease return provisions	—	2,459
Current maturities of long-term debt	1,949	2,348

Total current liabilities	14,148	18,854
Long-term debt	—	34
Accrued maintenance reserves	—	3,311
Other long-term liabilities	806	1,307

Total liabilities	14,954	23,506
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 10,000,000 and 3,000,000 at December 31, 2004 and 2003, respectively; none issued	—	—
Common stock, $0.000001: Authorized shares — 100,000,000 and 62,000,000 at December 31, 2004 and 2003, respectively; issued and outstanding — 46,620,883 and 40,760,084 at December 31, 2004 and 2003, respectively	—	—
Additional capital	22,293	18,311
Retained earnings	11,823	5,293

Total stockholders’ equity	34,116	23,604

Total liabilities and stockholders’ equity	$49,070	$47,110

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands, except share and per share data)
Revenue:
Scheduled freight	$154,016	$127,412	$31,482	$84,797
Postal contracts	—	—	920	—
ACMI	2,449	3,375	759	186
Miscellaneous	2,032	1,617	1,315	2,344

Total revenue	158,497	132,404	34,476	87,327
Cost of revenue:
Flight expense	27,924	26,111	7,542	21,363
Transportation expense	14,603	16,915	2,361	6,480
Fuel expense	45,838	30,849	7,424	19,370
Maintenance expense	7,047	11,048	3,466	10,692
Freight handling expense	27,705	24,717	5,715	17,451
Depreciation and amortization	3,091	3,835	938	4,500
Operating overhead expense	10,809	8,734	2,212	7,887

Total cost of revenue	137,017	122,209	29,658	87,743

Gross profit (loss)	21,480	10,195	4,818	(416)
General and administrative expense	11,522	9,377	2,140	5,924

Operating income (loss)	9,958	818	2,678	(6,340)
Other (income) expense:
Interest expense	333	423	154	2,133
Reorganization expenses	—	—	—	39,629
Income from contract settlement	—	—	—	(29,443)
Other, net	(875)	(3,746)	(139)	(1,119)

Income (loss) from continuing operations before income taxes	10,500	4,141	2,663	(17,540)
Income tax expense	3,970	1,511	—	—

Income (loss) from continuing operations	6,530	2,630	2,663	(17,540)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	(40,831)

Income (loss) before extraordinary item	6,530	2,630	2,663	(58,371)
Extraordinary item, net	—	—	—	378,068

Net income	$6,530	$2,630	$2,663	$319,697

Basic net income (loss) per share:
Continuing operations	$0.13	$0.05	$0.05	$(1.02)

Discontinued operations	$—	$—	$—	$(2.39)

Extraordinary item, net	$—	$—	$—	$22.07

Total basic net income per share	$0.13	$0.05	$0.05	$18.66

Weighted average common shares outstanding	50,779,179	50,135,763	49,999,970	17,132,566

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.05	$0.05	$(1.02)

Discontinued operations	$—	$—	$—	$(2.39)

Extraordinary item, net	$—	$—	$—	$22.07

Total diluted net income per share	$0.12	$0.05	$0.05	$18.66

Weighted average common shares outstanding	53,767,124	51,822,879	49,999,970	17,132,566

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Number of	Number of			Retained
	Unrestricted	Restricted		Additional	Earnings
	Shares	Shares	Amount	Capital	(Deficit)	Total

	(In thousands, except share data)
Predecessor Company:
Balance at December 31, 2001	17,132,566	—	$172	$134,658	$(454,527)	$(319,697)
Net income	—	—	—	—	319,697	319,697
Elimination of prior equity	(17,132,566)	—	(172)	(134,658)	134,830	—

Balance at September 30, 2002	—	—	$—	$—	$—	$—

Successor Company:
Establish reorganization value at September 30, 2002	—	—	$—	$16,600	$—	$16,600
Net income	—	—	—	—	2,663	2,663

Balance at December 31, 2002	—	—	—	16,600	2,663	19,263
Net income	—	—	—	—	2,630	2,630
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	1,511	—	1,511
Issue common stock	37,744,655	—	—	—	—	—
Compensation expense associated with stock option grants	—	—	—	28	—	28
Issue common stock related to exercise of stock options	412,500	162,500	—	172	—	172
Issue common stock related to exercise of warrants to acquire stock	2,440,429	—	—	—	—	—
Vesting of restricted shares	25,000	(25,000)	—	—	—	—

Balance at December 31, 2003	40,622,584	137,500	—	18,311	5,293	23,604
Net income	—	—	—	—	6,530	6,530
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	3,717	—	3,717
Compensation expense associated with stock option grants	—	—	—	82	—	82
Issue common stock related to exercise of stock options	705,555	—	—	214	—	214
Issue common stock related to exercise of warrants to acquire stock	5,261,494	—	—	—	—	—
Repurchase of restricted shares	—	(106,250)	—	(31)	—	(31)
Vesting of restricted shares	31,250	(31,250)	—	—	—	—

Balance at December 31, 2004	46,620,883	—	$—	$22,293	$11,823	$34,116

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands)
Operating activities:
Net income	$6,530	$2,630	$2,663	$319,697
Add: Loss from discontinued operations	—	—	—	40,831

Income from continuing operations	6,530	2,630	2,663	360,528
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	3,444	3,742	1,021	6,041
(Gain) loss on disposal of property and equipment	(405)	604	(75)	147
Tax expense allocated to Additional Capital related to bankruptcy	3,717	1,511	—	—
Gain of extinguishment of debt	—	—	—	(378,068)
Reorganization expense	—	—	—	39,629
Compensation expense related to stock options	82	28	—	—
Reversal of accrued maintenance reserves	(4,751)	—	—	—
Provision for inventory	562	—	—	—
Provision for doubtful accounts	159	6	—	419
Changes in operating assets and liabilities:
Trade accounts receivable	(1,777)	32	2,697	25,658
Settlement receivable	1,765	(996)	—	—
Inventory and aircraft supplies	197	475	(255)	(259)
Prepaid expenses and other	(1,668)	953	1,252	3,303
Accounts payable and accrued expenses	179	90	(1,115)	1,512
Accrued maintenance reserves	(3,547)	(585)	283	(217)

Net cash provided by operating activities	4,487	8,490	6,471	58,693
Investing activities:
Proceeds from sale of assets	794	2,279	143	461
Redemption of (establish) restricted cash	(642)	14	290	827
Buyout of aircraft lease	—	(1,300)	—	—
Capital expenditures	(3,725)	(1,683)	(319)	(1,845)

Net cash provided by (used in) investing activities	(3,573)	(690)	114	(557)
Financing activities:
Proceeds from issuance of debt	1,949	440	55	—
Payments on liabilities subject to compromise	—	—	—	(67,366)
Issue common stock related to exercise of stock options	214	172	—	—
Repurchase of restricted stock	(31)	—	—	—
Loan origination cost	(109)	—	—	—
Repayments of long-term debt	(2,382)	(3,036)	(897)	(2,261)

Net cash used in financing activities	(359)	(2,424)	(842)	(69,627)

Cash provided by (used in) continuing operations	555	5,376	5,743	(11,491)
Cash provided by discontinued operations		—	—	2,629

Net increase (decrease) in cash and cash equivalents	555	5,376	5,743	(8,862)
Cash and cash equivalents at beginning of period	15,729	10,353	4,610	13,472

Cash and cash equivalents at end of period	$16,284	$15,729	$10,353	$4,610

Income taxes paid	$465	$386	$—	$10

Interest paid	$333	$423	$154	$2,363

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
      Kitty Hawk, Inc. is a holding company and does not currently have any independent operations. The Company provides air freight services utilizing its two operating subsidiaries: (i) a scheduled freight network (Kitty Hawk Cargo) and (ii) an all-cargo Boeing 727-200 airline (Kitty Hawk Aircargo). Kitty Hawk Cargo operates a major independent city-to-city freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing next-morning and two-day delivery service through its hub in Fort Wayne, Indiana utilizing the aircraft of the Company’s cargo airline, third party aircraft when needed, and third party trucking services. The Company also has business alliances that allow it to provide freight services to selected cities in Alaska, Hawaii and Mexico. In addition to the services provided to the Company’s scheduled freight network, the cargo airline provides ACMI services (supplying the aircraft, crew, maintenance and insurance for the customer) on short to medium-term contracts and ad-hoc charter services.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      As of and for the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its wholly-owned subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo. Prior to October 1, 2002, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its nine wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 3 — Bankruptcy Proceedings and Fresh Start Accounting.

Reclassification
      Certain balances from prior periods have been reclassified to conform to the current year presentation.

Fresh Start Accounting
      The Company emerged from bankruptcy on September 30, 2002, at which time it adopted the provisions of Statement of Position 90-7 entitled, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“Fresh Start Accounting”). As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-emergence company (the “Predecessor”) (See Note 3).

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates include the allowance for doubtful accounts, allowance for excess inventory, maintenance and lease return reserves and valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with original maturities of three months or less.

Restricted Cash and Short-Term Investments
      At December 31, 2004 and 2003, restricted cash and short-term investments consist primarily of certificates of deposit that collateralize the Company’s corporate credit card program and outstanding letters of credit issued to various trade vendors.

Allowance for Doubtful Accounts and Concentration of Credit Risk
      Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America.
      The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). In some cases, the Company extends open credit to customers that refuse to make financial disclosure, but who have an extended history of timely payment and low levels of disputed invoices. The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectable. This analysis includes assessing a default probability to customers’ receivable balances. The assessed default probability is influenced by several factors including (i) current market conditions, (ii) periodic reviews of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Credit losses from continuing operations have consistently been within management’s expectations.
      The activity in the Company’s allowance for doubtful accounts is as follows:

		Additions
	Balance at the				Balance at the
	Beginning of	Charged to			End of the
Description	the Period(1)	Expense(1)	Recoveries(1)	Deductions(1)	Period(1)

	(In thousands)
Nine months ended September 30, 2002	$3,193	$381	$353	$(1,742)	$2,185
Three months ended December 31, 2002	2,185	—	—	(1,693)	492
Year ended December 31, 2003	492	6	273	(232)	539
Year ended December 31, 2004	$539	$159	$27	$(17)	$708

(1)	Amounts include only the activity related to the Company’s continuing operations.

Assets Held for Sale
      Assets held for sale at December 31, 2004 are comprised of one Boeing 727-200 cargo airframe and one Pratt & Whitney JT8D-7B aircraft engine. At December 31, 2003, assets held for sale are comprised of one Boeing 727-200 cargo airframe and several Pratt & Whitney JT8D-7B aircraft engines. These assets have been recorded at values approximating their current fair value, less the estimated costs to dispose of the assets. These assets are not currently being used by the Company. The Company is actively marketing these assets.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At December 31, 2004, in connection with a review of its current fleet composition plan, including the expected retirement dates of the Boeing 727-200 cargo aircraft and the expected usage of its current inventory and aircraft supplies, the Company determined that it had approximately $1.3 million of surplus inventory and aircraft supplies. The Company evaluated the fair market value of these surplus assets and concluded that the book value of these assets exceeded fair market value by $0.6 million. A reserve for the surplus inventory and aircraft supplies was established in the amount of $0.6 million at December 31, 2004.

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
      Estimated useful lives are as follows:

Airframes and engines	1 — 4 years
Software	3 — 5 years
Machinery and equipment	3 — 7 years
Buildings and leasehold improvements	5 — 15 years
      Expenditures for additions, improvements, aircraft modifications and heavy C-check maintenance costs are capitalized. Routine maintenance and repairs are expensed when incurred. The Company provided maintenance reserves for Company owned airframes and aircraft engines which, at September 30, 2002, the Company intended to maintain in revenue service or return to revenue service. These maintenance reserves for periodic airframe maintenance (light C-checks) and engine heavy shop visits were accrued based on the hours flown. For owned airframes and aircraft engines acquired after September 30, 2002 or which were originally identified as not returning to revenue service and are returned to revenue service, any light C-checks or engine heavy shop visits would be capitalized and amortized over the period leading to the next scheduled maintenance event. For airframes and engines that are leased from third parties, reserves for periodic maintenance events are only recorded in the event the lease return conditions require a maintenance event to be performed prior to the expiration of the lease (See Note 9).
      At the end of 2004, the Company reviewed its Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserves in conjunction with a review of its current aircraft fleet composition plans. Based on these reviews, management concluded that the Company will not need to perform heavy maintenance on Pratt Whitney JT8D-9A aircraft engines for which reserves had been established as it believes the Company has sufficient Pratt Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support its fleet composition plans. In addition, the review of the current fleet composition plans indicates that the Company does not plan to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve exists. As a result of these reviews and changes in its estimates for Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintenance reserve requirements, the Company reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004. In the event that the Company determines at a later date that it does not have enough Pratt Whitney JT8D-9A aircraft engines to support its fleet composition plans, the Company will either seek to lease Pratt Whitney JT8D-9A aircraft engines, or capitalize and amortize the cost of heavy maintenance on its owned Pratt Whitney JT8D-9A aircraft engines if heavy maintenance is required. In the event that the Company determines at a later date to perform heavy maintenance on its owned airframes, the Company will capitalize and amortize the cost of the heavy maintenance event.
      The activity in the reserves related to airframe and engine heavy maintenance and lease return conditions is as follows:

	Balance at the					Balance at the
	Beginning of		Charged to			End of the
	the Period		Expense	Deductions	Adjustments	Period

Three months ended December 31, 2002	$9,827	(1)	$642	$(360)	$—	$10,109
Year ended December 31, 2003	$10,109		$606	$(2,328)	$—	$8,387
Year ended December 31, 2004	$8,387		$3,110	$(6,657)	$(4,751)	$89

(1)	Balance established on September 30, 2002 as a result of Fresh Start Accounting (See Note 3).

Accounting for Impairment of Long-Lived Assets
      The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Income Taxes
      The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income tax assets and liabilities are calculated based on the difference between the financial statement and tax basis of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. As the Company realizes its deductible amounts existing at December 31, 2002 through the reduction of taxable income, tax expense is recorded with an offset in additional paid in capital. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. (See Note 8).

Balance Sheet Financial Instruments: Fair Values
      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short term investments, trade accounts receivable, deposits and prepaids, settlement receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates carrying value as the interest rates charged on such debt approximates current market rates available to the Company.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Scheduled freight revenue, net of discounts offered, is recognized upon completion of delivery. Postal, ACMI and ad-hoc charter revenue is recognized when the service is completed.

Earnings Per Share
      Predecessor: Basic earnings per share, for the periods presented in these financial statements prior to October 1, 2002, are based upon the weighted average number of common shares outstanding during the period. There were no dilutive shares outstanding during the period presented. All predecessor shares were cancelled in conjunction with the Company’s emergence from bankruptcy (See Note 3).
      Successor: Pursuant to the Plan of Reorganization (See Note 3), in March 2003, the Company issued common shares and warrants to purchase common shares to its former creditors. Because the exercise price of the warrants is nominal, such warrants are treated as outstanding common shares for purposes of calculating earnings per share. These shares are deemed to be outstanding as of October 1, 2002. As of December 31, 2004, warrants to purchase 4,553,392 shares of common stock remain outstanding. These warrants expire in 2013.
      A reconciliation of the shares used in the per share computation are as follows:

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

Weighted average shares outstanding — basic	50,756,963	50,135,763	49,999,970	17,132,566
Effect of dilutive securities	3,010,161	1,687,116	—	—

Weighted average shares outstanding — diluted	53,767,124	51,822,879	49,999,970	17,132,566

Stock Options
      In conjunction with the Company’s bankruptcy proceedings, all of the Company’s stock-based compensation plans were cancelled as of September 30, 2002. In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (“the Plan”). These options are accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (See Note 15).
      The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted:

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

Risk free interest rate	4.475	4.684	—	—
Expected life (years)	10	7	—	—
Volatility	50%	50%	—	—
Dividend yield	0%	0%	—	—

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase compensation expense. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. We examine actual stock options exercised to estimate the expected life of the options. An increase in the expected term will increase compensation expense. Volatility is based on changes in the market value of our stock. An increase in expected volatility will increase compensation expense. Dividend yield is the annual rate of dividend per share over the exercise price of the option. The Company does not intend to pay dividends and is restricted from paying dividends as a term of its revolving credit facility (See Note 7).
      Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands, except per share data)
Net income, as reported	$6,530	$2,630	$2,663	$319,697
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards, net of related tax effects	82	28	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	373	288	—	—

Pro forma net income (loss)	$6,239	$2,370	$2,663	$319,697

Basic earnings (loss) per share:
Continuing operations — as reported	$0.13	$0.05	$0.05	$(1.02)

Continuing operations — pro forma	$0.12	$0.05	$0.05	$(1.02)

Discontinued operations — as reported	$—	$—	$—	$(2.39)

Discontinued operations — pro forma	$—	$—	$—	$(2.39)

Extraordinary item, net — as reported	$—	$—	$—	$22.07

Extraordinary item, net — pro forma	$—	$—	$—	$22.07

Total basic earnings per share — as reported	$0.13	$0.05	$0.05	$18.66

Total basic earnings per share — pro forma	$0.12	$0.05	$0.05	$18.66

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands, except per share data)
Diluted earnings (loss) per share:
Continuing operations — as reported	$0.12	$0.05	$0.05	$(1.02)

Continuing operations — pro forma	$0.12	$0.05	$0.05	$(1.02)

Discontinued operations — as reported	$—	$—	$—	$(2.39)

Discontinued operations — pro forma	$—	$—	$—	$(2.39)

Extraordinary item, net — as reported	$—	$—	$—	$22.07

Extraordinary item, net — pro forma	$—	$—	$—	$22.07

Total diluted earnings per share — as reported	$0.12	$0.05	$0.05	$18.66

Total diluted earnings (loss) per share — pro forma	$0.12	$0.05	$0.05	$18.66

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Although the Company has not yet determined the impact of applying the various provisions of SFAS 123R, the Company expects its reported earnings will be lower than they would have been if SFAS 123R did not apply.
      In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” or SFAS 153. This statement amends and clarifies financial accounting for nonmonetary exchanges. SFAS 153 eliminates APB No. 29’s exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for the third quarter of 2005 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Bankruptcy Proceedings and Fresh Start Accounting
      On or about May 1, 2000 (the “Petition Date”), Kitty Hawk, Inc. and all nine of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). On August 5, 2002, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ Final Joint Plan of Reorganization (the “Plan of Reorganization”). On September 30, 2002, the Plan of Reorganization became effective (the “Effective Date”). In January 2003, the Bankruptcy Court approved amendments to our Plan of Reorganization and entered an order confirming our amended Plan of Reorganization.
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
      On or about the Effective Date, in addition to payment of certain administrative claims arising from the Company’s bankruptcy proceedings, the Company delivered $29.1 million to HSBC Bank USA, as successor Trustee and Collateral Trustee (the “Trustee”), for the benefit of the owners of its Senior Notes (the “Noteholders”). The Plan of Reorganization provides for the Company’s former general unsecured trade creditors to receive only shares of common stock in exchange for their claims (“New Stock”). The Plan of Reorganization also provided for Aircargo to purchase from affiliates of Pegasus Aviation, Inc. (“Pegasus”) two aircraft and related engines and to continue to lease four aircraft and related engines from affiliates of Pegasus under modified operating leases as a settlement of Pegasus’ claims (see Note 9). The purchase of these aircraft and related engines from Pegasus occurred in 2002.
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

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These trusts will hold the shares for the benefit of the Company’s former general unsecured trade creditors and will distribute the shares once all claims are allowed or dismissed. On January 24, 2005, the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division entered an order closing the Company’s Chapter 11 bankruptcy case because the case had been completed.
      Under Fresh Start Accounting, the Company recorded certain adjustments to its assets, liabilities and stockholders’ equity because (i) the estimated fair market value of the Company’s assets after the Effective Date were less than the total of the post-petition liabilities and allowed claims which will be converted to New Stock and (ii) the holders of the Company’s pre-Effective Date voting stock did not receive 50% or more of the voting stock in reorganized Kitty Hawk under the Plan of Reorganization. Under Fresh Start Accounting, all of the assets and liabilities of the Company were adjusted to their estimated fair market value on the Effective Date. Fair market values were determined through a combination of third party appraisals, internal sources and transactions related to the Company’s assets which occurred within the twelve months prior to the Effective Date.
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
      The estimated fair market value of the Company’s net assets exceeded the estimated reorganization equity value by $2.9 million. As a result, the value of property and equipment and certain other assets were reduced on a proportionate basis. The following table illustrates the result of the Fresh Start Accounting adjustments:

	Fresh Start Accounting Adjustments

							Reorganized
	Pre-Emergence		Effective Date		Fresh Start		Balance Sheet of
	September 30,	Extinguishment	Payments and		Accounting		September 30,
	2002	of Debt	Adjustments		Adjustments		2002

	(Unaudited)
	(In thousands)
Current assets
Cash and cash equivalents	$36,083	$—	$(31,473	)(a)	$—		$4,610
Restricted cash and short-term investments	1,969	—	—		—		1,969
Trade accounts receivable, net	14,403	—	—		—		14,403
Assets held for sale	5,160	—	—		(3,283	)(c)	1,877
Inventory and aircraft supplies	2,577	—	—		3,182	(c)	5,759
Prepaid expenses	3,680	—	—		—		3,680
Other current assets, net	1,704	—	—		(668	)(c)	1,036

Total current assets	65,576	—	(31,473)		(769)		33,334
Property and equipment, net	13,001	—	—		(81	)(c)	12,920
Other assets, net	3,918	—	—		(2,818	)(c)	1,100

Total assets	$82,495	$—	$(31,473)		$(3,668)		$47,354

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fresh Start Accounting Adjustments

								Reorganized
	Pre-Emergence			Effective Date		Fresh Start		Balance Sheet of
	September 30,	Extinguishment		Payments and		Accounting		September 30,
	2002	of Debt		Adjustments		Adjustments		2002

	(Unaudited)
	(In thousands)
Current liabilities
Accounts payable — trade	$2,100	$—		$—		$—		$2,100
Accrued wages	2,635	—		—		—		2,635
Other accrued expenses	6,548	—		—		917	(c)	7,465
Accrued professional fees	1,183	—		—		—		1,183
Other taxes payable	459	—		—		—		459
Accrued maintenance reserves	8,305	—		—		(777	)(c)	7,528
Current maturities of long-term debt	2,937	—		—		—		2,937

Total current liabilities	24,167	—		—		140		24,307
Long-term debt	2,882	—		—		—		2,882
Liabilities subject to compromise	426,141	(394,668	)(e)	(31,473	)(a)	—		—
Lease return provisions	2,299	—		—		—		2,299
Other long-term liabilities	1,851	—		—		(585	)(c)	1,266
Commitments and contingencies
Stockholders’ equity (deficit):	—	—		—		—		—
Preferred stock	—	—		—		—		—
Common stock	171	—		—		(171	)(b)	—
Additional capital	134,657	16,600	(e)	—		(134,657	)(b)	16,600
Retained deficit	(509,673)	378,068	(e)	—		131,605	(d)	—

Total stockholders’ equity (deficit)	(374,845)	394,668		—		(3,223)		16,600

Total liabilities and stockholders’ equity	$82,495	$—		$(31,473)		$(3,668)		$47,354

(a)	Payments made on September 30, 2002 in accordance with the Plan of Reorganization.

(b)	All shares of common stock which were outstanding as of September 30, 2002 were cancelled in accordance with the Plan of Reorganization.

(c)	These assets and liabilities were adjusted to their fair market value as of September 30, 2002.

(d)	The retained deficit was eliminated due to the adoption of Fresh Start Accounting.

(e)	Gain of extinguishment of debt is calculated as follows (amounts in thousands):

Liabilities subject to compromise	$394,668
Less reorganization value	16,600

Gain of extinguishment of debt	$378,068

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

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the Company’s discontinued operations is as follows:

	Predecessor

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2002	2001

	(In thousands)
Revenue	$949	$19,535
Operating expenses	686	21,190
Asset impairment	32,683	9,100
Interest expense	—	—
Other expense	8,411	3,919
Loss on asset disposal	—	5,499

Loss before taxes	(40,831)	(20,173)
Income tax benefit	—	—

Loss from discontinued operations	$(40,831)	$(20,173)

6.	Property and Equipment
      Property and equipment owned by the Company consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Airframes and engines	$10,802	$9,056
Machinery and equipment	1,446	1,403
Buildings and leasehold improvements	2,019	1,914
Software	615	324
Other	1,491	1,018

Total property and equipment	16,373	13,715
Less: Accumulated depreciation	(7,412)	(4,657)

Net property and equipment	$8,961	$9,058

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt and Other Financing Arrangements
      Long-term debt and other financing arrangements consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Revolving Credit Facility	$1,949	$—
1st Source Bank aircraft acquisition loan	—	2,322
Other	—	60

Total debt	—	2,382
Less current portion	1,949	2,348

Total long-term debt	$—	$34

      Pursuant to agreements reached with 1st Source Bank (“1st Source”) in November 2000 in settlement of lease obligations arising prior to the Company’s bankruptcy filing, Aircargo owed 1st Source $2.3 million as of December 31, 2003, pursuant to a promissory note and a security agreement (collectively, the “1st Source Note”). The 1st Source Note was guaranteed by Kitty Hawk, Inc. and was secured by two Boeing 727-200 cargo aircraft, including five engines (collectively, the “1st Source Collateral”). In March 2004, the Company repaid the entire outstanding balance on the 1st Source Note.
      On March 22, 2004, the Company entered into a revolving credit facility with Wells Fargo Business Credit, Inc., (“WFB”). The revolving credit facility, (“Credit Facility”), provides for borrowings of up to $10.0 million, subject to a borrowing base calculation. The Credit Facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate (5.25% at December 31, 2004) plus a margin of 1.0%. The Credit Facility is secured by substantially all of the Company’s receivables and personal property, other than airframes, aircraft engines and aircraft parts.
      Although the Credit Facility has a final maturity date of March 22, 2007, the Company classifies any balances outstanding under the Credit Facility as current pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in the Company’s business, and provides the lenders direct access to the Company’s cash receipts. The Company is in compliance with all requirements of the Credit Facility as of December 31, 2004.
      Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On February 28, 2005, the Company had $1.9 million borrowed under the Credit Facility, a borrowing base of $10.0 million and $7.7 million of availability.
      Each year, the Company pays an unused line fee of 0.375% of the daily unused amount under the Credit Facility. In addition, the Company must pay to WFB a minimum of $8,500 per month in interest. The Company will incur additional fees if the Credit Facility is terminated by WFB upon default or if the Company terminates the Credit Facility prior to its termination date or reduces the maximum availability under the Credit Facility. These fees are $200,000 until March 22, 2005, $100,000 until March 22, 2006 and $50,000 after March 22, 2006. Finally, the Company may utilize the Credit Facility to issue letters of credit in the aggregate amount of up to $5.0 million. The Company incurs a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by the Company. Significant events of defaults include:

•	default in payment obligations and breach of covenants by the Company;

•	a future voluntary or involuntary bankruptcy filing by the Company;

•	any change of control of Kitty Hawk, Inc., as discussed below;

•	the rendering of a judgment or arbitration award in excess of $150,000 that remains unsatisfied, unstayed or not appealed after 30 days;

•	default under any other material indebtedness, including leases; and

•	any material adverse change in the Company business or any change that WFB believes, in good faith, would impair the Company’s ability to meet its payment obligations or materially perform under the Credit Facility.
      For purposes of the Credit Facility, a change of control of Kitty Hawk, Inc. is deemed to occur if:

•	during any consecutive two-year period, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election to such board of directors, or whose nomination for election by our stockholders, was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our board of directors then in office; or

•	any person or “group” is or becomes the “beneficial owner” (as those terms are defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934), directly or indirectly, of more than 51% of the voting power of all classes of our voting stock.
      Effective January 31, 2005, the Company entered into an amendment to the Credit Facility that eliminated the monthly net loss covenant, modified the minimum quarterly year-to-date net income (loss) covenant levels and the minimum quarterly year-to-date net worth covenant and established a minimum liquidity requirement.
      The Company is required to meet the following financial and operating covenants under the Credit Facility, as amended. Each year, the Credit Facility requires the Company to have a pre-tax net (loss) for each period as measured at the end of the quarter of not more than the following amount:

Period	Pre-Tax Net (Loss)

January 1 — March 31	$(5,800,000)
January 1 — June 30	$(5,800,000)
January 1 — September 30	$(4,800,000)
January 1 — December 31	$(3,000,000)
      In addition, each year, the Credit Facility, as amended, requires the Company to have book net worth equal to book net worth at December 31, 2004, as adjusted for net income from time to time. The Company is also required to maintain $3,000,000 in liquid assets at all times. For the year ended December 31, 2004, the Company was in compliance with all covenants related to the Credit Facility.
      In addition, the Credit Facility prohibits the Company from incurring or contracting to incur capital expenditures exceeding $6.0 million in the aggregate through December 31, 2005, with no more than $4.0 million being unfinanced and $2.0 million in the aggregate during each fiscal year thereafter, with no more than $1.0 million being unfinanced. This limitation on capital expenditures does not include

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capitalized maintenance on the Company’s aircraft. Further, without the consent of WFB, the Company cannot commit to enter into or enter into any aircraft operating lease if, at the time of entering into any aircraft lease, after giving effect to such lease, the ratio of our EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) plus unrestricted liquid assets to the sum of capital expenditures and aircraft rent is not at least 1.0 to 1.0.

8.	Income Taxes
      The provision for income taxes for continuing operations consists of the following:

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands)
Current income tax provision	$159	$—	$—	$—

Deferred income tax:
Federal	3,176	1,355	—	—
State	635	156	—	—

Total deferred income tax	3,811	1,511	—	—

Total income tax expense	$3,970	$1,511	$—	$—

      The differences between the provision for income taxes for continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Successor			Predecessor

			Three Months	Nine Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(In thousands)
Federal income tax (benefit) at statutory rate	$3,570	$1,408	$905	$(5,964)
State income taxes, net of federal benefit	524	104	63	(417)
Non-deductible expenses, principally meals	129	19	44	119
Change in valuation allowance for U.S. federal and state taxes	(997)	(1,531)	(1,012)	6,262
Increase in deferred tax asset not benefited	(2,973)	—	—	—
Tax expense allocated to Additional Capital related to bankruptcy	3,717	1,511	—	—

Total	$3,970	$1,511	$—	$—

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets were as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets related to:
Maintenance reserves	$33	$3,062
Accounts receivable	3,716	4,650
Property and equipment	5,212	4,239
Net operating loss carryforward	3,611	1,245
Alternative minimum tax credits	2,465	2,464
Accrued expenses	1,225	977

Gross deferred tax asset	16,262	16,637

Deferred tax liabilities related to:
Other	622	—

Gross deferred tax liability	622	—

Valuation allowance	(15,640)	(16,637)

Net deferred tax asset	$—	$—

      The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized. As a result of the Company incurring significant operating losses in the past, there can be no assurance of sufficient profitability.
      At December 31, 2004, the Company had net operating losses of approximately $9.9 million available to offset future taxable income, resulting in a deferred tax asset of approximately $3.6 million at December 31, 2004. These losses expire through 2024. Alternative minimum tax credits can be used to reduce certain taxes that may be payable in the future and have no expiration date. None of the temporary deductible differences comprising the deferred tax asset balance are limited; however, any future change in control as defined by the Internal Revenue Code, may result in a limitation on the use of these deductions for a particular tax year.
      Upon our emergence from bankruptcy, the Company’s shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of the Company’s stock and warrants, there have been changes in the composition and concentration of its stockholder base. While the number of shares outstanding has not increased significantly, these changes in stock ownership could result in a change in ownership as defined by U.S. tax laws. If such a change were to occur, the Company may be limited in our ability to utilize its deferred tax assets. As of December 31, 2004, the Company has not had a change in ownership as defined by U.S. tax laws.
      The deferred tax assets and valuation allowance in 2004 includes an increase of $2.9 million related to tax depreciation differences for pre-bankruptcy fixed assets for which no tax benefit has been recognized.

9.	Aircraft Commitments
      In connection with the terms of the Company’s Plan of Reorganization, on October 1, 2002, Aircargo entered into four new operating leases for Boeing 727-200 cargo aircraft in with affiliates of Pegasus with monthly rental rates ranging from $65,000 to $85,000. Each of the leases expired in May 2004.

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
      The Company took a charge of $1.7 million in the first six months of 2004 because the Company’s estimate of the costs to meet these aircraft lease return obligations exceeded the $2.4 million of lease return reserves the Company had recorded as of December 31, 2003 for these aircraft. As of September 30, 2004, the Company had fully satisfied the lease return obligations under all four of the leases. The cost of the lease return obligations approximated the amount accrued at June 30, 2004. In addition, the Company incurred additional lease expense related to these aircraft in the amount of $0.2 million in each of the second and third quarters of 2004 for the time between the expiration of the lease and the date the aircraft were ultimately returned to the lessor.
      On September 30, 2002, the Company entered into a two year Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure the Company’s former 9.95% Senior Secured Notes. The holders of the Company’s former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. As of December 31, 2004, the beneficiaries of the Trust include Resurgence Asset Management and Everest Capital Limited, each of which beneficially owns greater than 5% of the Company’s common stock. For a description of the Company’s material relationships with these entities, see Note 11 — Related Party Transactions. The Company amended this agreement effective January 1, 2004.
      The amended agreement primarily extended, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from September 30, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extended the use of 28 aircraft engines from September 30, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, the amended agreement gave the Company the option, at its discretion by November 1, 2004, to further extend the leases on two of these airframes from December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008. On November 8, 2004, the Company entered into a second amendment to this agreement with an effective date of November 1, 2004.
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
      On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases, with two 30-month extension options, with affiliates of General Electric Capital Aviation Services, or GECAS, for seven Boeing 737-300SF cargo aircraft. The Company expects to take delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and expects to place it into revenue service in April 2005. The Company expects to take delivery of the remaining six aircraft during the remainder of 2005. The schedule below includes the lease expense related to the Boeing 737-300SF cargo aircraft based on the expected delivery dates.
      The Company has, and will, incur significant, one-time costs to integrate these Boeing 737-300SF cargo aircraft into its current fleet and operations, including, but not limited to, costs relating to pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite its operational manuals and maintenance program. In 2004, the Company paid approximately $1.9 million related to the induction costs of the Boeing 737-300SF cargo aircraft and lease deposits. The Company anticipates that the additional Boeing 737-300SF cargo aircraft induction costs including integration, capital expenditures, expenses and additional lease deposits could be in excess of $3.3 million in the aggregate during 2005.
      On December 30, 2004, the Company entered into an agreement to purchase an FAA-approved modification kit that enhances the aerodynamic effectiveness and improves the fuel efficiency of the Boeing 737-300SF. The Company has the option to acquire up to 13 of these modification kits at a cost of $100,000 each. The Company expects to install a total of seven modification kits during 2005 and the expected expenditures are included in the table below.
      In September 2003, the Company entered into an agreement to lease four Pratt Whitney JT8D-15 engines for a period of three years. The lease provides for monthly minimum lease payments of 100 hours at $50 per hour for each engine.
      The minimum future rental costs for the Company’s airframes and engines and other aircraft purchase commitments were as follows:

December 31,
Year	2004

(In thousands)
2005	$8,976
2006	11,068
2007	9,920
2008	9,083
2009	9,083
Thereafter	48,184

Total	$96,314

10.	Non-Aircraft Commitments and Contingencies
      In June 1999, the Company moved the hub for its scheduled freight operations from Terre Haute, Indiana to Fort Wayne, Indiana and entered into a twenty-five year operating lease for a 239,000 square foot facility with a monthly lease rate of $168,775. As part of the Company’s bankruptcy proceedings, the lease agreement was modified to allow the deferral of (i) the full monthly lease rate for 6 months

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning January 1, 2002 and (ii) 50% of the monthly lease rate for one year beginning July 1, 2002. The deferred rent is being repaid over a 48 month period beginning July 5, 2003 and bears interest at 5% per annum from July 5, 2003. As of December 31, 2004, the Company has recorded $1.3 million for future repayment of the deferred rent. Also in June 1999, the Company entered into a twenty-five year ground lease with the Fort Wayne-Allen County Airport Authority to lease ramp space with a monthly lease rate of $14,700, which is subject to annual adjustments based on adjustments in the U.S. Consumer Price Index. There were no rent concessions associated with this lease.
      The Company also leases office buildings, airport aprons, cargo storage and related facilities under noncancelable operating leases which expire on various dates through December 2007. In addition, the Company periodically leases other facilities and equipment under month-to-month lease agreements.
      The minimum rental costs for the Company’s facilities and equipment (excluding airframes and engines) were as follows:

December 31,
Year	2004

(In thousands)
2005	$2,949
2006	2,868
2007	2,616
2008	2,224
2009	2,224
Thereafter	23,350

Total	$36,231

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

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In July 2002, the Company filed a demand for binding arbitration against EGL, Inc. d/b/a Eagle Global Logistics (“EGL”) with the American Arbitration Association to resolve its claim to collect for freight transportation services rendered to EGL in the amount of approximately $3.7 million plus attorneys’ fees. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.7 million. On September 8, 2003, EGL timely filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. During 2003, EGL paid Kitty Hawk $2.0 million. The remaining $1.7 million was collected during 2004.
      General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties have agreed that the indemnification claim will be heard in the bankruptcy court in Fort Worth, Texas and that the Company would be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted the Company’s motion that General Motor’s claim for indemnification be denied in its entirety. General Motors has appealed the bankruptcy court’s dismissal of their claim. While the Company cannot predict the outcome of the appeal at this time, management believes this claim should have been discharged when the Company’s plan of reorganization was confirmed by the bankruptcy court. The Company will vigorously defend against General Motors’ appeal. No amounts have been accrued for this contingency.
      In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions
      The Company has an agreement with the Trust to use aircraft and engines and had an agreement with Pegasus to lease aircraft and engines (see Note 9). Under the Plan of Reorganization, Pegasus received approximately 5.0% of New Stock on a fully-diluted basis and the beneficiaries of the Trust received approximately 81.0% of New Stock on a fully-diluted basis in the form of shares of New Stock or warrants to acquire New Stock. As of December 31, 2004, the Company owed the Trust approximately $0.5 million for aircraft usage in December 2004. A member of the Company’s Board of Directors was also the managing director of a beneficiary of the Trust until February 1, 2004.
      For the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002, the Company paid approximately $9.0 million, $10.3 million and $3.4 million related to various agreements with Pegasus and the Trust for use of aircraft and engines, for required payments of maintenance reserves and satisfaction of all Pegasus lease return conditions. In addition, the Trust reimbursed the Company $1.9 million for heavy maintenance events paid on behalf of the Trust under the agreement during 2004.
      The Company has a registration rights agreement dated as of May 8, 2004, with Everest Capital Limited, Resurgence Asset Management L.L.C. and Stockton, LLC. Under this agreement, the Company granted each of Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, the right to make one written demand on the Company on or after February 2, 2003 to file a registration statement under the Securities Act of 1933 (the “Securities Act”), covering some or all of the shares of common stock they received in connection with the Company’s plan of reorganization. On June 16, 2004, the Company received a demand pursuant to the registration rights agreement. In satisfaction of the demand, the Company filed a registration statement on Form S-3 to register 25,975,515 shares of common stock beneficially owned by the selling stockholders. The Form S-3 became effective on December 8, 2004.
      The Company bore virtually all of the expenses associated with registering the shares of common stock subject to the registration rights agreement. The Company’s obligations under the registration rights agreement will cease when the shares subject to the registration rights agreement have been sold pursuant to a registration statement or Rule 144 of the Securities Act or cease to be outstanding or subject to transfer restrictions.

12.	Employee Compensation Plans and Arrangements
      The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers all employees meeting minimum service requirements. Under the plan, during 2004, employees could voluntarily contribute up to the maximum limit of $13,000. During 2004, the Company provided discretionary matching contributions of 25% of the employees’ contribution up to 20% of the employees’ salary. During 2004, 2003 and 2002, Company contributions amounted to $0.4 million, $0.3 million and $0.3 million, respectively. Employee contributions are remitted as they are collected.

13.	Collective Bargaining Agreement
      The pilots of Aircargo, the Company’s air cargo subsidiary, were represented by the Kitty Hawk Pilots Association International (“KPA”). On October 16, 2003, the KPA ratified a Merger Agreement to merge with the Airline Pilots Association International (“ALPA”), a national union representing airline pilots. The merger agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The merger became effective on January  1, 2004.
      On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Aircargo. The agreement covers all flight crew members of Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement was implemented on

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 1, 2003. As of December 31, 2004, approximately 88.9% of Aircargo’s flight crew members were members of ALPA, which represented approximately 19.9% of the Company’s total number of employees. Aircargo does not anticipate that the agreement will have a material adverse affect on its costs or operations.

14.	Significant Customers
      The Company provided scheduled freight services to five customers who accounted for 33.6%, 38.0%, 40.0%, and 35.1% of its scheduled freight revenue for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002, respectively. The Company had receivables from these customers that comprised approximately 34.0% and 40.2% of the Company’s outstanding accounts receivable balance as of December 31, 2004 and 2003, respectively. The Company provided scheduled freight services to one of these customers who accounted for 11.8%, 13.0%, 11.0%, and 12.1% of its scheduled freight revenue for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the nine months ended September 30, 2002, respectively. This customer accounted for 12.8% and 11.9% of the Company’s outstanding accounts receivable at December 31, 2004 and 2003, respectively. Historically, this level of concentration of risk is typical for the on-going operations of the Company.

15.	Stock Options
      In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (“the Plan”), which provides for the issuance of up to 6,500,000 shares of common stock. In addition, in July 2004, the Company’s stockholders approved an additional 500,000 shares of common stock for grant under the Plan effective in June 2005. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.
      The following table summarized the stock option activity under the Plan for 2003 and 2004:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Outstanding at January 1, 2003:	—	—	—
Authorized for grant	6,500,000	—	—
Granted (weighted average fair value of $0.31)	(5,035,000)	5,035,000	$0.30
Exercised	—	(575,000)	$0.30
Canceled	—	—	—

Balance at December 31, 2003:	1,465,000	4,460,000	$0.30
Granted (weighted average fair value of $1.47)	(827,000)	827,000	1.47
Exercised	—	(705,555)	0.30
Canceled	551,041	(551,041)	0.30

Balance at December 31, 2004:	1,189,041	4,030,404	$0.54

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the stock options outstanding at December 31, 2004:

		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.30	3,196,459	8.58	$0.30	1,356,875	$0.30
$1.11	6,945	9.08	$1.11	278	$1.11
$1.40	377,000	9.75	$1.40	—	$1.40
$1.41	200,000	9.17	$1.41	61,111	$1.41
$1.62	250,000	9.42	$1.62	65,625	$1.62

	4,030,404	9.12	$0.54	1,483,889	$0.40

16.	Business Segment Data
      The Company’s current continuing operations are comprised of two segments  — a scheduled freight network and a cargo airline. The cargo airline supports the scheduled freight network by transporting cargo in its fleet of Boeing 727-200 cargo aircraft and when needed, air lift is supplemented by chartering third party aircraft, usually Douglas DC-8 or Airbus A-300 cargo aircraft. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
      The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2.

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance

	(In thousands)
Successor:
Year ended December 31, 2004:
Revenue from external customers	$154,016	$4,481	$—	$—	$158,497
Revenue from intersegment operations	—	40,843	—	(40,843)	—
Depreciation and amortization	450	2,641	—	—	3,091
Operating income (loss)	6,540	3,921	(503)	—	9,958
Interest expense	111	6	216	—	333
Other (income) expense	(403)	(256)	(216)	—	(875)
Income before taxes	6,832	4,171	(503)	—	10,500
Total assets	$15,842	$7,205	$26,023	$—	$49,070

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance

	(In thousands)
Year ended December 31, 2003:
Revenue from external customers	$127,412	$4,992	$—	$—	$132,404
Revenue from intersegment operations	—	38,914	—	(38,914)	—
Depreciation and amortization	351	3,484	—	—	3,835
Operating income (loss)	604	814	(600)	—	818
Interest expense	45	14	364	—	423
Other (income) expense	(3,208)	(33)	(505)	—	(3,746)
Income before taxes	3,767	833	(459)	—	4,141
Total assets	$11,828	$15,526	$19,756	$—	$47,110
Three months ended December 31, 2002:
Revenue from external customers	$31,482	$2,994	$—	$—	$34,476
Revenue from intersegment operations	—	10,487	—	(10,487)	—
Depreciation and amortization	86	852	—	—	938
Operating income (loss)	1,811	1,102	(235)	—	2,678
Interest expense	9	16	129	—	154
Other (income) expense	(111)	10	(38)	—	(139)
Income before taxes	1,913	1,076	(326)	—	2,663
Total assets	$6,278	$20,155	$20,826	$—	$47,259

Predecessor:
Nine months ended September 30, 2002:
Revenue from external customers	$84,797	$2,530	$—	$—	$87,327
Revenue from intersegment operations	—	36,096	—	(36,096)	—
Depreciation and amortization	489	4,011	—	—	4,500
Operating income (loss)	(6,120)	373	(593)	—	(6,340)
Interest expense	—	42	2,091	—	2,133
Other (income) expense	3,336	475	5,256	—	9,067
Loss before taxes	$(9,456)	$(144)	$(7,940)	$—	$(17,540)

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (Unaudited)
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2003	2003	2003	2003	2004	2004	2004	2004

	Unaudited
	(In thousands, except per share data)
Total revenue	$30,984	$31,272	$33,625	$36,523	$33,742	$37,875	$42,502	$44,378
Gross profit (loss) from continuing operations	(1,667)	1,028	4,797	6,037	1,190	3,005	5,797	11,488
Operating income (loss)	(4,352)	(1,327)	2,678	3,819	(1,726)	545	2,843	8,296
Income (loss) from continuing operations before income taxes	(3,987)	(1,392)	5,790	3,730	(1,788)	585	2,967	8,736
Income (loss) from continuing operations	$(3,987)	$(1,392)	$5,790	$2,219	$(1,788)	$585	$2,323	$5,410
Basic net income (loss) from continuing operations per share	$(0.08)	$(0.03)	$0.12	$0.04	$(0.04)	$0.01	$0.05	$0.11
Diluted net income (loss) from continuing operations per share(1)	$(0.08)	$(0.03)	$0.11	$0.04	$(0.04)	$0.01	$0.04	$0.11

(1)	During March 2003, 37.7 million shares of common stock were issued in accordance with the plan of reorganization. For the purpose of calculating basic and diluted net income from continuing operations per share for the quarter ended March 31, 2003, the shares of common stock and warrants to acquire common stock to be issued under the plan of reorganization are deemed to be outstanding as of January 1, 2003. In addition, because the warrants have a nominal exercise price, the shares of common stock underlying the warrants are also deemed to be outstanding for periods subsequent to January 1, 2003.
      The operating results for the quarter ended December 31, 2004 include a reduction of $4.7 million to maintenance expense. This is a result of reviewing the future Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve accrual rates and our Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserves at December 31, 2004 in conjunction with a review of the Company’s current aircraft fleet composition plans. Based on these reviews, the Company believes it will not need to perform heavy maintenance on Pratt Whitney JT8D-9A aircraft engines for which reserves had been established as the Company believes it has sufficient Pratt Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support its fleet composition plans and the Company does not plan to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve exists. As a result of these reviews and changes in its estimates for Boeing 727-200 airframe and Pratt Whitney JT8D-9A aircraft engine maintenance reserve requirements, the Company reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events (unaudited)
      On March 7, 2005, the Company entered into a long-term maintenance support agreement for its fleet of seven Boeing 737-300SF cargo aircraft, or the IAI Maintenance Agreement, with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI. The IAI Maintenance Agreement covers the initial term of the Boeing 737-300SF cargo aircraft leases plus any extension options exercised by the Company. The IAI Maintenance Agreement also allows the Company to add additional Boeing 737-300SF cargo aircraft if it leases additional Boeing 737-300SF cargo aircraft.
      The IAI Maintenance Agreement covers maintenance of the Boeing 737-300SF cargo aircraft engines, landing gear and certain rotable components and provides the Company with access to a spare parts pool and dedicated leased consignment inventory of spare parts. Pursuant to the IAI Maintenance Agreement, on a monthly basis, the Company will pay IAI a fixed rate per aircraft for the landing gear maintenance, a rate per flight hour for access to the spare parts pool and the repair of the rotable components covered under the agreement, and a rate per flight hour for the maintenance on the engines covered under the agreement. In return, IAI performs all required maintenance on the landing gear, engines and rotable components with certain exclusions. The exclusions include repair of aircraft engines due to Foreign Object Damage, or FOD; damage caused by the Company’s negligent use of the landing gear, engine or rotable component; repairs necessitated by Airworthiness Directives issued by the FAA; optional Service Bulletins issued by the engine and component manufacturers; and repairs to landing gear, engines or components that are beyond economic repair.
      The rates per flight hour that the Company will pay IAI for the engine and rotable components is subject to certain Boeing 737-300SF cargo aircraft fleet annual flight hour minimums. The rate per flight hour for access to the rotable component spare part pool and for repair of rotable components covered under the agreement is also scaled based on Boeing 737-300SF cargo aircraft fleet flight hour utilization with the rate per flight hour decreasing with higher annual fleet utilization. The rate per flight hour for engine maintenance is also adjustable annually based upon various operating factors. The fixed monthly rate for the Boeing 737-300SF cargo aircraft landing gear maintenance, the rate per flight hour for maintenance of the engines and the rate per flight hour for access to the rotable component spare part pool and for repair of the rotable components is subject to annual escalation as provided for in the IAI Maintenance Agreement.
      In addition, as part of the IAI Maintenance Agreement, the Company will pay IAI a monthly fee for access to the dedicated consignment inventory equal to a percentage of the value, when purchased by IAI, of the dedicated consignment inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, the Company has the ability to purchase this dedicated consignment inventory on a predetermined declining residual value.
      Pursuant to the IAI Maintenance Agreement, IAI will provide the Company with spare engines for both scheduled and unscheduled engine maintenance at prevailing market rates. Should the duration of the repair exceed the guarantee provided in the IAI Maintenance Agreement, IAI will be responsible for spare engine lease costs beyond the guaranteed repair time.
      Through the IAI Maintenance Agreement, IAI has also assumed financial liability for the landing gear, engine and certain rotable component lease return condition requirements for the Boeing 737-300SF cargo aircraft contained in our aircraft leases.
      The IAI Maintenance Agreement may be terminated by IAI upon an event of default including, but not limited to, the Company’s failure to pay IAI, a filing for bankruptcy protection by the Company or a successful involuntary bankruptcy petition filed against the Company.