Form 10-Q
period 2005-03-31
KITTY HAWK INC
filed 2005-05-10
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The number of shares of common stock, par value $0.000001 per share, outstanding at May 5, 2005 was 50,041,603.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,285	$16,284
Restricted cash and short-term investments	486	1,221
Trade accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.7 million, respectively	12,135	13,158
Assets held for sale	65	65
Inventory and aircraft supplies	4,854	4,720
Deposits and prepaid expenses	1,602	1,750
Prepaid fuel	2,765	2,310
Other current assets, net	522	201

Total current assets	35,714	39,709
Property and equipment, net	9,972	8,961
Other assets, net	—	400

Total assets	$45,686	$49,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable - trade	$1,551	$1,775
Accrued wages and compensation related expenses	2,050	3,123
Other accrued expenses	5,989	5,501
Taxes payable, other than income	1,415	1,711
Current portion of accrued maintenance reserves	—	89
Current maturities of long-term debt	1,949	1,949

Total current liabilities	12,954	14,148

Other long-term liabilities	676	806

Total liabilities	13,630	14,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10,000,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares - 100,000,000; issued and outstanding – 50,041,603 and 46,620,883 at March 31, 2005 and December 31, 2004, respectively	—	—
Additional capital	22,345	22,293
Retained earnings	9,711	11,823

Total stockholders’ equity	32,056	34,116

Total liabilities and stockholders’ equity	$45,686	$49,070

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Scheduled freight	$32,842	$33,224
ACMI	520	—
Miscellaneous	267	518

Total revenue	33,629	33,742
Cost of revenue:
Flight expense	6,606	7,189
Transportation expense	2,928	2,825
Fuel expense	11,941	9,203
Maintenance expense	2,547	3,380
Freight handling expense	6,259	6,488
Depreciation and amortization	823	812
Operating overhead expense	2,949	2,655

Total cost of revenue	34,053	32,552

Gross profit (loss)	(424)	1,190
General and administrative expense	2,220	2,921

Operating loss	(2,644)	(1,731)
Other (income) expense:
Interest expense	70	96
Other, net	(602)	(39)

Net loss	$(2,112)	$(1,788)

Basic loss per share	$(0.04)	$(0.04)

Weighted average common shares outstanding	51,187,563	50,574,970

Diluted loss per share	$(0.04)	$(0.04)

Weighted average diluted common shares outstanding	51,187,563	50,574,970

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2004	46,620,883	$—	$22,293	$11,823	$34,116
Net loss	—	—	—	(2,112)	(2,112)
Compensation expense associated with stock option grants	—	—	11	—	11
Issuance of common stock related to exercise of options to acquire stock	139,299	—	41	—	41
Issuance of common stock related to exercise of warrants to acquire stock	3,281,421	—	—	—	—

Balance at March 31, 2005	50,041,603	$—	$22,345	$9,711	$32,056

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(2,112)	$(1,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	908	914
(Gain) loss on disposal of property and equipment	(51)	5
Compensation expense related to stock options	11	10
(Recovery) provision for doubtful accounts	(54)	118
Changes in operating assets and liabilities:
Trade accounts receivable	1,077	(1,618)
Settlement receivable	—	500
Inventory and aircraft supplies	(135)	(230)
Prepaid expenses and other	(242)	(733)
Accounts payable and accrued expenses	(1,304)	(139)
Accrued maintenance reserves	(89)	128

Net cash used in operating activities	(1,991)	(2,833)
Investing activities:
Proceeds from sale of assets	123	42
Change in restricted cash	735	(735)
Capital expenditures	(1,907)	(282)

Net cash used in investing activities	(1,049)	(975)
Financing activities:
Borrowings of long-term debt	—	1,886
Issue common stock related to exercise of stock options	41	—
Loan origination cost	—	(118)
Repayments of long-term debt	—	(2,382)

Net cash provided by (used in) financing activities	41	(614)

Net decrease in cash and cash equivalents	(2,999)	(4,422)
Cash and cash equivalents at beginning of period	16,284	15,729

Cash and cash equivalents at end of period	$13,285	$11,307

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004, are unaudited (except for the December 31, 2004 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

     The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted during the periods noted:

	Three Months
	Ended
	March 31,
	2005	2004
Risk free interest rate	4.44%	4.05%
Expected life (years)	10	10
Volatility	47.85%	50.00%
Dividend yield	0%	0%

     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months
	Ended
	March 31,
	2005	2004
	(In thousands,
	except per share data)
Net loss, as reported	$(2,112)	$(1,788)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	11	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(102)	(78)

Pro forma net loss	$(2,203)	$(1,856)

Basic loss per share — as reported	$(0.04)	$(0.04)

Basic loss per share — pro forma	$(0.04)	$(0.04)

Diluted loss per share — as reported	$(0.04)	$(0.04)

Diluted loss per share — pro forma	$(0.04)	$(0.04)

     The Plan provides for the issuance of up to 6,500,000 shares of common stock. In July 2004, the Company’s stockholders approved an additional 500,000 shares of common stock for grant under the Plan effective June 2005. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options granted vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.

     The following table summarizes the stock option activity under the Plan for the three months ended March 31, 2005:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2004	1,189,041	4,030,404	$0.54
Authorized for grant	—	—	—
Granted (weighted-average fair value $0.924)	(45,000)	45,000	$1.43
Exercised	—	(139,299)	$0.30
Canceled	20,000	(20,000)	$0.30

Outstanding at March 31, 2005	1,164,041	3,916,105	$0.56

     The following table summarizes information about the stock options outstanding at March 31, 2005:

		Weighted	Weighted Average
	Number of	Average	Exercise Price	Number of	Weighted Average
	Options	Remaining	of Options	Options	Exercise Price
Exercise Prices	Outstanding	Life (Years)	Outstanding	Vested (1)	of Vested Options
$ 0.30	3,037,160	8.33	$0.30	1,485,909	$0.30
$1.105	6,945	8.83	$1.105	1,112	$1.105
$ 1.40	377,000	9.50	$1.40	—	$1.40
$ 1.41	200,000	8.92	$1.41	77,778	$1.41
$ 1.43	45,000	10.00	$1.43	—	$1.43
$ 1.62	250,000	9.17	$1.62	93,750	$1.62

	3,916,105	9.05	$0.56	1,658,549	$0.43

(1)	Each of the outstanding options are currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.

4. OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Freight handling expenses	$1,677	$2,342
Landing and parking expenses	1,036	998
Other	3,276	2,161

Total other accrued expenses	$5,989	$5,501

5. SEGMENT REPORTING

     The Company’s operations are comprised of two segments — an expedited scheduled freight network and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.

     The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2004.

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Three months ended March 31, 2005:
Revenue from external customers	$33,069	$560	$—	$—	$33,629
Revenue from intersegment operations	—	10,006	—	(10,006)	—
Depreciation and amortization	131	692	85	—	908
Operating loss	(2,241)	(354)	(49)	—	(2,644)
Interest expense	22	1	47	—	70
Other (income) expense	(130)	(8)	(464)	—	(602)
Net loss	$(2,133)	$(347)	$368	$—	$(2,112)
Total assets	$15,875	$15,911	$24,585	$(10,685)	$45,686

Three months ended March 31, 2004:
Revenue from external customers	$33,224	$518	$—	$—	$33,742
Revenue from intersegment operations	—	11,495	—	(11,495)	—
Depreciation and amortization	93	719	104	—	914
Operating income (loss)	(1,610)	6	(127)	—	(1,731)
Interest expense	23	2	71	—	96
Other (income) expense	(28)	—	(11)	—	(39)
Net loss	$(1,605)	$4	$(187)	—	$(1,788)
Total assets	$16,896	$14,606	$21,011	$(7,755)	$44,758

6. EARNINGS PER SHARE

     In March 2003, the Company issued shares of common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization. Such warrants are treated as outstanding common shares for purposes of calculating loss per share because the exercise price of the warrants is nominal. As of March 31, 2005, warrants to purchase 1,271,971 shares of common stock remain outstanding. These warrants expire in 2013.

     For the three months ended March 31, 2005, the Company did not include outstanding options to purchase 3,916,105 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported net loss. For the three months ended March 31, 2004, the Company did not include outstanding options to purchase 4,528,750 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported net loss.

7. RELATED PARTY TRANSACTIONS

     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for information on these agreements and relationships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q complements the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. Please refer to the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding our financial condition, changes in financial condition and results of operations.

Executive Overview

     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During the three months ended March 31, 2005, we generated 97.7% of our revenue from Kitty Hawk Cargo’s scheduled freight network and 2.3% of our revenue from Kitty Hawk Aircargo’s cargo airline.

     Scheduled Freight Network. Through Kitty Hawk Cargo, we operate a major independent city-to-city scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing expedited and time-definite freight services. In addition, we have business alliances that allow us to provide expedited freight services to Alaska, Hawaii and Mexico.

     Expedited freight includes freight of varying sizes and weights and includes freight transit times from a few hours or overnight to as long as two, three or four days. We generally compete in the heavy weight and oversized, next-morning and two-day expedited freight segment of the U.S. freight transportation industry.

     As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. For an additional fee, we also offer on a limited basis an airport-to-door delivery option to our customers and occasionally arrange for the initial pick up of freight from shippers by contracting with local cartage agents in major metropolitan areas of the continental U.S.

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

     Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. During the three months ended March 31, 2005, Kitty Hawk Aircargo provided 100% of the revenue block hours flown in Kitty Hawk Cargo’s scheduled freight network.

     In addition, when Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. During the three months ended March 31, 2005, ACMI and ad-hoc charters generated approximately 2.3% of our revenues.

     On May 5, 2005, Kitty Hawk Aircargo operated six owned Boeing 727-200 cargo aircraft and 11 Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases for seven Boeing 737-300SF cargo aircraft. We took delivery of the first Boeing 737-300SF cargo aircraft in March 2005 and placed it into revenue service during May 2005. We took delivery of the second Boeing 737-300SF cargo aircraft in April 2005 and expect to place it into revenue service during May 2005. We expect to take delivery of the remaining five aircraft during the remainder of 2005. Our current fleet composition plan assumes that the seven Boeing 737-300SF leased aircraft will replace certain of our currently operating Boeing 727-200 cargo aircraft which we expect to remove from revenue service as these Boeing 727-200 cargo aircraft come due for their next heavy maintenance event.

     The Boeing 737-300SF cargo aircraft has higher ownership costs in the form of lease costs and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity as compared to our current fleet of Boeing 727-200 cargo aircraft. We believe the Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three as well as lower landing fees and reduced long-term maintenance costs.

     We intend to deploy the Boeing 737-300SF cargo aircraft in situations in which we can take advantage of its lower operating cost and improved performance characteristics and in situations for which its capacity is better suited than the Boeing 727-200 cargo aircraft. Furthermore, our objective is to develop a fleet operating and utilization schedule that largely offsets the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft by achieving higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft. During 2005, as we transition our scheduled freight network operations to include the Boeing 737-300SF cargo aircraft, we expect the utilization levels and lower operating costs of our Boeing 737-300SF cargo aircraft will likely not fully offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft as compared to our Boeing 727-200 cargo aircraft. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.

     Jet Fuel Costs. One of our most significant and variable costs is jet fuel. Our scheduled freight network bears the increases in jet fuel costs. Therefore, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network. If jet fuel prices remain at recent historically high levels for an extended period, and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected. The rising cost of jet fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharges or raising prices to our customers until the billing for the air freight transportation service is collected, which averages between 30 to 45 days after the service is performed.

     We purchase jet fuel from various suppliers at current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. From time to time, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into long-term supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements. During the three months ended March 31, 2005, our jet fuel averaged $1.56 per gallon as compared to $1.17 per gallon for the three months ended March 31, 2004. Jet fuel costs per gallon include the cost of jet fuel and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft. During the three months ended March 31, 2005, we used between 2.3 million and 2.8 million gallons of jet fuel per month, depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network operated during each month. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of jet fuel results in a change in our annual fuel cost of approximately $309,000.

     Seasonality. Our business is seasonal in nature. In a typical year, demand for our expedited freight services is highest in the third and fourth quarters of the year and weakest in the first and second quarters.

     Since November 2004, we believe our expedited freight services have been negatively impacted by the rapidly changing and record high cost of jet fuel which has resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall record high price of energy which may have had a dampening effect upon the U.S. economy and, in particular, industries which produce the type of freight transported in our scheduled freight network such as the automotive industry. We believe these factors contributed to lower customer demand for our expedited freight services and downward pressure on our yields. In response to this decrease in demand for freight in our scheduled freight network, we reduced our planned capacity in the scheduled freight network where feasible and implemented other cost containment measures. During the first month of the second quarter of 2005, we believe our expedited scheduled freight business continued to be negatively impacted by these factors.

     Fixed Costs. Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of the scheduled freight network hub with a certain minimum amount of aircraft and trucking operations. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue does not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our expedited freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.

Capital Requirements, Capital Resources and Liquidity

     Capital Requirements. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2005 include, but are not limited to, projected capital expenditures of $2.1 million, including complying with FAA Airworthiness Directives on our fleet of Boeing 727-200 cargo aircraft and investments in information technology. We also expect to have approximately $2.5 million of cash requirements for integration expenses, capital expenditures, and additional lease deposits during the remainder of 2005 to integrate the Boeing 737-300SF cargo aircraft into our fleet. Our working capital is also affected by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.

     Capital Resources. At March 31, 2005, our net working capital was $22.8 million as compared to $25.6 million at December 31, 2004. The decrease in working capital was primarily due to the $2.1 million net loss generated during the quarter ended March 31, 2005 and $1.9 million of capital expenditures during the quarter ended March 31, 2005.

     Credit Facility. We have a $10.0 million revolving credit facility with Wells Fargo Business Credit, or WFB. Unless earlier terminated, the Credit Facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the next maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. In addition we incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.

     Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On May 5, 2005, we had $1.9 million borrowed under the Credit Facility and $1.4 million of outstanding letters of credit, and a borrowing base of $10.0 million.

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

     Effective as of January 31, 2005, we entered into an amendment to the Credit Facility that eliminated the monthly net loss covenant, modified the minimum quarterly year-to-date net income (loss) covenant levels and the minimum quarterly year-to-date net worth covenant and established a minimum liquidity requirement that requires us to maintain $3.0 million in liquid assets at all times. We are in compliance with all requirements of the Credit Facility as of March 31, 2005.

     Although the Credit Facility has a final maturity date of March 22, 2007, we classify any balances outstanding under the Credit Facility as current pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in our business, and provides the lenders direct access to our cash receipts.

     Liquidity. Currently, our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we may supplement our liquidity by accessing our $10.0 million Credit Facility with WFB.

     At March 31, 2005, cash and cash equivalents were $13.3 million as compared to $16.3 million at December 31, 2004 and we had $6.8 million of unused availability under the Credit Facility compared to $7.7 million at December 31, 2004. Of the $13.3 million in cash and cash equivalents at March 31, 2005, a minimum of $3.0 million is required to be maintained at all times under the current covenants of the Credit Facility. The decrease in cash and cash equivalents of $3.0 million is a result of using $2.0 million to fund our operations and a net $1.1 million used in investing activities, which included $1.9 million for the acquisition of operating assets offset by $0.1 million of proceeds from the sale of idle assets and $0.7 million recovery of restricted cash. In addition, we generated $0.1 million from the exercise of outstanding stock options and warrants to acquire stock in the first quarter of 2005. At May 5, 2005, we had $10.7 million of cash and cash equivalents on hand, of which we are required to maintain a minimum balance of $3.0 million in liquid assets at all times, and $6.6 million of unused availability under our Credit Facility.

     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the demand for our expedited freight services continues to be negatively impacted by our having to charge our customers higher total prices due to the record high cost of jet fuel or by a continuing general dampening of the U.S. economy, and in particular the industries which produce the type of freight transported in our scheduled fright network, we may need to supplement our current sources of liquidity over the next 12 months and/or we may need to seek modifications to our Credit Facility. All of our assets besides aircraft and aircraft parts are encumbered under the Credit Facility, and our owned aircraft and aircraft parts have limited value and marketability. There can be no assurance that we will be able to supplement our existing sources of liquidity or make modifications to our Credit Facility if such actions become necessary.

Results of Operations

     Revenue. Included in our revenue are the following major categories:

•	Scheduled freight revenue, which is generated from freight transportation services provided by our expedited scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the TSA.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.

     Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense for Trust Agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

•	pickup and/or final delivery expenses as directed by customers.

•	Fuel Expense, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and engines during 2004.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:

•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:

•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	expedited scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft.

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

Critical Accounting Policies

     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. Although we have not yet determined the impact of applying the various provisions of SFAS 123R, we expect our reported earnings will be lower than they would have been if SFAS 123R did not apply.

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended March 31,
	2005	2004
Revenue:
Scheduled freight	97.7%	98.5%
Other	2.3	1.5

Total revenue	100.0	100.0
Cost of revenue	101.3	96.5

Gross profit (loss)	(1.3)	3.5
General and administrative expenses	6.6	8.6

Operating loss	(7.9)	(5.1)
Other (income) expense:
Interest expense	0.2	0.3
Other (income) expense	(1.8)	(0.1)

Total other (income) expense.	(1.6)	0.2

Net loss	(6.3)%	(5.3)%

Revenue

     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2005		2004
		Percentage		Percentage	Percentage
		of Total		of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Scheduled freight	$32,842	97.7%	$33,224	98.5%	(1.1)%
Other:
ACMI	520	1.5	—	—	100.0
Miscellaneous	267	0.8	518	1.5	(48.5)

Total revenue	$33,629	100.0%	$33,742	100.0%	(0.3)%

     Scheduled Freight. For the quarter ended March 31, 2005, the $0.4 million decrease in our scheduled freight revenue was due to a 6.6% decrease in our chargeable weight offset by an increase of 5.9% in our average yield as compared to the quarter ended March 31, 2004.

     Our yield increase was due to an increase in the fuel surcharge, the implementation of a security surcharge and a revised pricing structure. The gross yield increase resulting from the increase in fuel and security surcharges and the revised pricing structure was partially offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.

     Our chargeable weight decrease was due to reduced demand during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. We believe the decrease in demand experienced during the quarter ended March 31, 2005 as compared the quarter ended March 31, 2004 was primarily due to the high cost of jet fuel which resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs and a general dampening of the U.S. economy, and in particular, the industries which produce the type of freight transported in our scheduled freight network. This general decrease in demand experienced during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 was partially offset by an increase in chargeable weight resulting from our second quarter 2004 expansion into San Juan, Puerto Rico.

     ACMI. For the quarter ended March 31, 2005, we generated $0.5 million of ACMI revenue while we generated no ACMI revenue for the quarter ended March 31, 2004.

     Miscellaneous. For the quarter ended March 31, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $0.3 million of revenue. Our miscellaneous revenue for the quarter ended March 31, 2004 included $0.5 million from flying ad-hoc charter services.

Cost of Revenue

     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended March 31,
	2005		2004
	Cost	Percentage	Cost	Percentage	Percentage
	of	of Total	of	of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
		(dollars in thousands)
Flight expense	$6,606	19.6%	$7,189	21.3%	(8.1)%
Transportation expense	2,928	8.7	2,825	8.4	3.6
Fuel	11,941	35.5	9,203	27.3	29.8
Maintenance expense	2,547	7.6	3,380	10.0	(24.6)
Freight handling expense	6,259	18.6	6,488	19.2	(3.5)
Depreciation and amortization	823	2.5	812	2.4	1.4
Operating overhead	2,949	8.8	2,655	7.9	11.1

Total cost of revenue	$34,053	101.3%	$32,552	96.5%	4.6%

     Flight Expense. For the quarter ended March 31, 2005, flight expense decreased $0.6 million, or 8.1%, compared to the quarter ended March 31, 2004. This decrease was primarily a result of a lower aircraft lease expense and lower aircraft insurance expense offset by higher crew costs per revenue block hour flown.

     Our aircraft lease expense decreased $1.0 million and our aircraft insurance costs decreased $0.1 million due to the expiration of four aircraft leases on May 8, 2004. Our aircraft flew a total of 0.1%, or 9 less revenue block hours for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Our cargo airline flew 55, or 0.9%, less block hours for the scheduled freight network offset by 46, or 28.6%, more block hours for our ACMI and ad-hoc charter customers for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Crew costs increased $0.5 million due in part to higher travel, longevity pay increases, and slightly higher paid versus flown hours.

     Transportation Expense. For the quarter ended March 31, 2005, transportation expense increased $0.1 million, or 3.6%, from the quarter ended March 31, 2004. This increase is comprised of a $0.3 million increase in trucking expense incurred due to additional road feeder markets, the offering of our new airport-to-door delivery option, and higher fuel surcharges assessed by the truck carriers offset in part by a $0.2 million decrease in aircraft ground operating costs during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

     Fuel Expense. For the quarter ended March 31, 2005, fuel expense increased $2.7 million, or 29.8%, as compared to the quarter ended March 31, 2004. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of fuel increased $0.39, or 33.9%, for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The number of gallons used for the quarter ended March 31, 2005 decreased by approximately 0.1 million gallons, or 1.9%, as compared to the quarter ended March 31, 2004. The decrease in fuel consumption is primarily due to slightly fewer block hours flown and a higher relative usage of aircraft which consume less fuel per block hour flown.

     Maintenance Expense. For the quarter ended March 31, 2005, maintenance expense decreased $0.8 million, or 24.6%, as compared to the quarter ended March 31, 2004.

     Included in maintenance expense for the quarter ended March 31, 2004 is a $1.2 million charge to maintenance expense at March 31, 2004 to meet the estimated additional lease return obligations on four Boeing 727-200 cargo aircraft which were returned during the second and third quarters of 2004, an increase of $0.2 million related to Pratt Whitney JT8D-9A engine maintenance reserves and a $0.5 million reversal of excess airframe maintenance reserves at March 31, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.

     If not for the net $0.9 million increase from the items listed above in 2004, maintenance expense would have increased $0.1 million, or 5.0%, for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

     Freight Handling Expense. For the quarter ended March 31, 2005, freight handling expense decreased $0.2 million, or 3.5%, as compared to the quarter ended March 31, 2004. The decrease in freight handling expense was due to a 6.6% decrease in chargeable weight. Freight handling expense increased 3.6% on a chargeable weight basis for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 due to the fixed cost components of our aircraft and freight handling contracts.

     Depreciation and Amortization. For the quarter ended March 31, 2005, depreciation and amortization expense was flat as compared to the quarter ended March 31, 2004. We incurred lower depreciation expense for engines during the quarter ended March 31, 2005 as compared to March 31, 2004 due to a number of engines becoming fully depreciated during 2004. This decrease in engine depreciation expense was offset by higher airframe depreciation expense for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 due to the investment in 2004 and 2005 of capitalized airframe maintenance events and airworthiness directives.

     Operating Overhead Expense. For the quarter ended March 31, 2005, operating overhead increased $0.3 million, or 11.1%, as compared to the quarter ended March 31, 2004. During the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, we incurred $0.5 million of costs related to the induction of the Boeing 737-300SF cargo aircraft. This increase was offset by a $0.1 million reduction in our bad debt expense due to the collection of a previously reserved receivable and a $0.1 million reduction in our allowance for doubtful accounts as compared to March 31, 2004 based on our estimate of uncollectible accounts receivable.

Gross Profit

     As a result of the foregoing, for the quarter ended March 31, 2005, we recognized a gross loss of $0.4 million compared to a gross profit of $1.2 million for the quarter ended March 31, 2004.

General and Administrative Expense

     General and administrative expense decreased $0.7 million, or 24.0%, for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The decrease is primarily due to incurring $0.4 million less in performance based compensation for eligible employees and executive officers, and $0.3 million in lower professional fees related to tax return preparation, bankruptcy proceedings and the shareholder rights agreement.

Other (Income) Expense

     Other income for the quarter ended March 31, 2005 resulted primarily from $0.4 million related to the recovery of retroactive adjustments on our worker’s compensation policy related to the 1998 and 1999 policy years which were pre-bankruptcy and resulted partially from our discontinued operations and $0.1 million related to the recovery of a 2001 customer accounts receivable balance which was reserved during their bankruptcy proceedings. Other income for the quarter ended March 31, 2004 relates primarily to interest income on notes receivable and our invested cash balances.

Income Taxes

     For the quarter ended March 31, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.

     Contractual Obligations

     The following table sets forth our contractual obligations as of May 5, 2005 for the periods shown (dollars in thousands):

		Nine Months	Two Years	Two Years
		Ending	Ending	Ending
Contractual Obligations	Total	December 31, 2005	December 31, 2007	December 31, 2009	Thereafter
Debt, including lease deferrals	$3,133	$2,327	$806	$—	$—
Non-aircraft operating leases	34,600	2,010	4,792	4,448	23,350
Aircraft operating leases and use agreements	136,044	13,369	33,547	23,809	65,319

Total contractual cash obligations	$173,777	$17,706	$39,145	$28,257	$88,669

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not experienced any significant changes in our market risk since the disclosures made in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.		EXHIBIT
10.1*	—	Full Service Aircraft Services Agreement between Kitty Hawk Aircargo, Inc. and Aviation Services International, LLC dated as of March 7, 2005 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC).

31.1*	—	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2005.

KITTY HAWK, INC.
By:	/s/ RANDY S. LEISER
Randy S. Leiser
Vice President - Finance and Chief Financial Officer (Authorized officer and principal financial officer)