Form 10-Q
period 2005-06-30
KITTY HAWK INC
filed 2005-08-10
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at August 8, 2005 was 50,310,061.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,986	$16,284
Restricted cash and short-term investments	250	1,221
Trade accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.7 million, respectively	13,649	13,158
Assets held for sale	135	65
Inventory and aircraft supplies, net	5,025	4,720
Deposits and prepaid expenses	2,708	1,750
Prepaid fuel	1,950	2,310
Other current assets, net	44	201

Total current assets	35,747	39,709
Property and equipment, net	8,838	8,961
Other assets, net	—	400

Total assets	$44,585	$49,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable — trade	$2,611	$1,775
Accrued wages and compensation related expenses	2,134	3,123
Other accrued expenses	5,862	5,501
Taxes payable, other than income	1,428	1,711
Current portion of accrued maintenance reserves	—	89
Current maturities of long-term debt	1,949	1,949

Total current liabilities	13,984	14,148

Other long-term liabilities	607	806

Total liabilities	14,591	14,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10,000,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares - 100,000,000; issued and outstanding – 50,310,061 and 46,620,883 at June 30, 2005 and December 31, 2004, respectively	—	—
Additional capital	22,438	22,293
Retained earnings	7,556	11,823

Total stockholders’ equity	29,994	34,116

Total liabilities and stockholders’ equity	$44,585	$49,070

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Scheduled freight	$35,462	$37,164	$68,304	$70,388
ACMI	12	640	532	640
Miscellaneous	977	71	1,244	589

Total revenue	36,451	37,875	70,080	71,617
Cost of revenue:
Flight expense	6,675	7,381	13,281	14,570
Transportation expense	3,917	3,424	6,845	6,249
Fuel expense	13,244	10,876	25,185	20,079
Maintenance expense	2,505	2,797	5,052	6,177
Freight handling expense	6,546	6,862	12,805	13,350
Depreciation and amortization	1,002	688	1,825	1,500
Operating overhead expense	2,873	2,842	5,822	5,497

Total cost of revenue	36,762	34,870	70,815	67,422

Gross profit (loss)	(311)	3,005	(735)	4,195
General and administrative expense	1,856	2,433	4,076	5,354

Operating income (loss)	(2,167)	572	(4,811)	(1,159)
Other (income) expense:
Interest expense	73	72	143	167
Other, net	(85)	(85)	(687)	(123)

Net income (loss)	$(2,155)	$585	$(4,267)	$(1,203)

Basic income (loss) per share	$(0.04)	$0.01	$(0.08)	$(0.02)

Weighted average common shares outstanding	51,439,964	50,698,234	51,313,764	50,636,602

Diluted income (loss) per share	$(0.04)	$0.01	$(0.08)	$(0.02)

Weighted average diluted common shares outstanding	51,439,964	53,994,513	51,313,764	50,636,602

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2004	46,620,883	$—	$22,293	$11,823	$34,116
Net loss	—	—	—	(4,267)	(4,267)
Compensation expense associated with stock option grants	—	—	23	—	23
Issuance of common stock related to exercise of options to acquire stock	407,757	—	122	—	122
Issuance of common stock related to exercise of warrants to acquire stock	3,281,421	—	—	—	—

Balance at June 30, 2005	50,310,061	$—	$22,438	$7,556	$29,994

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(4,267)	$(1,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,996	1,728
Gain on disposal of property and equipment	(470)	(22)
Compensation expense related to stock options	23	60
(Recovery) provision for doubtful accounts	(1)	120
Changes in operating assets and liabilities:
Trade accounts receivable	87	(2,462)
Settlement receivable	—	1,000
Inventory and aircraft supplies	(306)	80
Prepaid expenses and other assets	(643)	(1,043)
Accounts payable and accrued expenses	(406)	1,629
Accrued maintenance reserves	(27)	(755)

Net cash used in operating activities	(4,014)	(868)
Investing activities:
Proceeds from sale of assets	998	171
Change in restricted cash	971	(800)
Capital expenditures	(2,375)	(1,789)

Net cash used in investing activities	(406)	(2,418)
Financing activities:
Borrowings of long-term debt	—	1,949
Repurchase restricted common stock	—	(31)
Cash received on exercise of stock options	122	75
Loan origination costs	—	(109)
Repayments of long-term debt	—	(2,382)

Net cash provided by (used in) financing activities	122	(498)

Net decrease in cash and cash equivalents	(4,298)	(3,784)
Cash and cash equivalents at beginning of period	16,284	15,729

Cash and cash equivalents at end of period	$11,986	$11,945

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004, are unaudited (except for the December 31, 2004 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
2. LEGAL PROCEEDINGS
     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named us as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim will be heard in the bankruptcy court in Fort Worth, Texas and that we will be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motor’s claim for indemnification be denied in its entirety. General Motors has appealed the bankruptcy court’s dismissal of its claim. While we cannot predict the outcome of the appeal at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ appeal. No amounts have been accrued for this contingency.
     We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on our business.
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

     The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted during the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk free interest rate	3.70%	4.05%	4.02%	4.05%
Expected life (years)	5.85	10	7.63	10
Volatility	47.85%	50%	47.85%	50%
Dividend yield	0%	0%	0%	0%
     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$(2,155)	$585	$(4,267)	$(1,203)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	11	50	23	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(130)	(91)	(260)	(168)

Pro forma net income (loss)	$(2,274)	$544	$(4,504)	$(1,311)

Basic income (loss) per share — as reported	$(0.04)	$0.01	$(0.08)	$(0.02)

Basic income (loss) per share — pro forma	$(0.04)	$0.01	$(0.09)	$(0.03)

Diluted income (loss) per share — as reported	$(0.04)	$0.01	$(0.08)	$(0.02)

Diluted income (loss) per share — pro forma	$(0.04)	$0.01	$(0.09)	$(0.03)

     The Plan provided for the issuance of up to 6,500,000 shares of common stock. In July 2004, the Company’s stockholders approved an additional 500,000 shares of common stock for grant under the Plan effective June 30, 2005. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options granted generally vest over periods of 36 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions.
     The following table summarizes the stock option activity under the Plan for the six months ended June 30, 2005:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance at December 31, 2004	1,189,041	4,030,404	$0.54
Authorized for grant	500,000	—	—
Granted (weighted-average fair value $0.72)	(105,000)	105,000	1.26
Exercised	—	(407,757)	0.30
Canceled	313,472	(313,472)	1.02

Balance at June 30, 2005	1,897,513	3,414,175	0.55

     The following table summarizes information about the stock options outstanding at June 30, 2005:

		Weighted	Weighted Average
	Number of	Average	Exercise Price	Number of	Weighted Average
	Options	Remaining	of Options	Options	Exercise Price
Exercise Prices	Outstanding	Life (Years)	Outstanding	Vested (1)	of Vested Options
$0.30	2,680,786	8.08	$0.30	1,475,368	$0.30
$1.08	10,000	10.00	$1.08	2,500	$1.08
$1.105	6,945	8.58	$1.105	1,945	$1.105
$1.14	50,000	10.00	$1.14	—	$1.14
$1.40	277,000	9.25	$1.40	—	$1.40
$1.41	94,444	8.67	$1.41	94,444	$1.41
$1.43	45,000	9.75	$1.43	—	$1.43
$1.62	250,000	8.92	$1.62	121,875	$1.62

	3,414,175	9.09	$0.55	1,696,132	$0.46

(1)	Each of the outstanding options are currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.
4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Freight handling expenses	$1,815	$2,342
Landing and parking expenses	1,086	998
Other	2,961	2,161

Total other accrued expenses	$5,862	$5,501

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

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Three months ended June 30, 2005:
Revenue from external customers	$36,054	$397	$—	$—	$36,451
Revenue from intersegment operations	—	10,353	—	(10,353)	—
Depreciation and amortization	128	874	87	—	1,089
Operating loss	(1,504)	(645)	(18)	—	(2,167)
Interest expense	13	1	59	—	73
Other (income) expense	(15)	(2)	(68)	—	(85)
Net loss	$(1,502)	$(644)	$(9)	$—	$(2,155)

Total assets	$16,647	$14,983	$25,157	$(12,202)	$44,585

Three months ended June 30, 2004:
Revenue from external customers	$37,164	$711	$—	$—	$37,875
Revenue from intersegment operations	—	10,845	—	(10,845)	—
Depreciation and amortization	106	582	117	—	805
Operating income (loss)	912	(258)	(82)	—	572
Interest expense	21	1	50	—	72
Other (income) expense	(26)	(1)	(58)	—	(85)
Net income (loss)	$917	$(258)	$(74)	—	$585

Total assets	$14,843	$17,614	$21,971	$(7,976)	$46,452

Six months ended June 30, 2005:
Revenue from external customers	$69,123	$957	$—	$—	$70,080
Revenue from intersegment operations	—	20,359	—	(20,359)	—
Depreciation and amortization	259	1,564	173	—	1,996
Operating loss	(3,745)	(999)	(67)	—	(4,811)
Interest expense	35	2	106	—	143
Other (income) expense	(145)	(10)	(532)	—	(687)
Net income (loss)	$(3,635)	$(991)	$359	$—	$(4,267)

Total assets	$16,647	$14,983	$25,157	$(12,202)	$44,585

Six months ended June 30, 2004:
Revenue from external customers	$70,388	$1,229	$—	$—	$71,617
Revenue from intersegment operations	—	22,340	—	(22,340)	—
Depreciation and amortization	199	1,301	228	—	1,728
Operating loss	(698)	(252)	(209)	—	(1,159)
Interest expense	44	3	120	—	167
Other (income) expense	(54)	(1)	(68)	—	(123)
Net loss	$(688)	$(254)	$(261)	$—	$(1,203)

Total assets	$14,843	$17,614	$21,971	$(7,976)	$46,452
6. EARNINGS PER SHARE
     In March 2003, the Company issued shares of common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization. Such warrants are treated as outstanding shares of common stock for purposes of calculating loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of June 30, 2005, warrants to purchase 1,271,971 shares of common stock remain outstanding. These warrants expire in 2013.

     For the three and six months ended June 30, 2005, the Company did not include outstanding options to purchase 3,414,174 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported net loss. For the six months ended June 30, 2004, the Company did not include outstanding options to purchase 4,133,750 shares of common stock in the diluted loss per share calculation since their effect was antidilutive due to the reported net loss.
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
Executive Overview
     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During the six months ended June 30, 2005, we generated 97.5% of our revenue from Kitty Hawk Cargo’s scheduled freight network and 2.5% of our revenue from Kitty Hawk Aircargo’s cargo airline.
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
     Our scheduled freight network business relies on customers who need expedited or time-definite delivery on an as-needed basis. As the freight is shipped on an as-needed basis, we do not have long-term contracts with our customers. Without long-term customer contracts, the overall demand for our expedited freight services is primarily influenced by the health of the U.S. economy which is cyclical in nature, the seasonality of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative expedited freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors.
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
     In addition, the demand for our expedited freight services is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by integrated freight carriers and trucking networks. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure freight services with acceptable service levels at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected. Accordingly, we continue to evaluate lower cost transportation products to supplement our expedited scheduled freight services.

     Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. During the six months ended June 30, 2005, Kitty Hawk Aircargo provided 96.7% of the revenue block hours flown in Kitty Hawk Cargo’s scheduled freight network.
     In addition, when Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. When providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. During the six months ended June 30, 2005, ACMI and ad-hoc charters generated approximately 2.5% of our revenues.
     On August 8, 2005, Kitty Hawk Aircargo operated three owned Boeing 727-200 cargo aircraft and six Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases for seven Boeing 737-300SF cargo aircraft. Through August 8, 2005, we have taken delivery of six of these Boeing 737-300SF cargo aircraft and placed five into revenue service. We expect to place the sixth aircraft into revenue service during August 2005. We expect to take delivery of the remaining aircraft and place it into revenue service during September 2005. These Boeing 737-300SF cargo aircraft may temporarily substitute for or replace certain of our currently operating Boeing 727-200 cargo aircraft.
     The Boeing 737-300SF cargo aircraft has higher ownership costs in the form of lease costs and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity by volume as compared to our current fleet of Boeing 727-200 cargo aircraft. We believe the Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three, lower landing fees and reduced long-term maintenance costs.
     We have deployed the Boeing 737-300SF cargo aircraft in situations in which we can take advantage of its lower operating cost and improved performance characteristics and in situations for which its capacity is better suited than the Boeing 727-200 cargo aircraft. In addition, we have developed fleet operating and utilization schedules that largely offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft and achieve a higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft. During 2005, as we continue to transition our scheduled freight network operations to include the Boeing 737-300SF cargo aircraft, we expect the utilization levels and lower operating costs of our Boeing 737-300SF cargo aircraft will likely not fully offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft as compared to our Boeing 727-200 cargo aircraft. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.
     Jet Fuel Costs. One of our most significant and variable costs is jet fuel. Our scheduled freight network bears the increases in jet fuel costs. Therefore, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network. If jet fuel prices remain at recent historically high levels for an extended period, and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected. The rising cost of jet fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation service and typically do not collect payment for our service until 30 to 45 days after the service is performed.
     We purchase jet fuel from various suppliers at current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. On a regular basis, we review the price and availability of jet fuel. If we have the opportunity and ability to enter into long-term supply contracts for jet fuel or arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements.
     During the six months ended June 30, 2005, our jet fuel averaged $1.66 per gallon as compared to $1.21 per gallon for the six months ended June 30, 2004. Jet fuel costs per gallon include the cost of jet fuel and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft. During the six months ended June 30, 2005, we used between 2.2 million and 2.8 million gallons of jet fuel per month, depending on the mix of aircraft flown and the weight, origin and destination of freight shipped and the number of days the network operated during each month. During the six months ended June 30, 2005, each $0.01 change in the price per gallon of jet fuel would have resulted in a change in our annual fuel cost of between approximately $260,000 and $340,000.
     Since November 2004, we believe our expedited freight services have been negatively impacted by the rapidly changing and record high cost of jet fuel which has resulted in charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall record high price of energy which may have had a dampening effect upon the economic conditions of the industries which produce the type of freight transported in our scheduled freight network such as the automotive industry. We believe these factors contributed to lower customer demand for our expedited freight services. In response to this decrease in demand for freight in our scheduled freight network, we reduced our capacity in the scheduled freight network and implemented other cost containment measures. We believe our expedited scheduled freight business continues to be negatively impacted by these factors. Should the current record high price for energy continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
     Fixed Costs. Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of the scheduled freight network hub with a certain minimum amount of aircraft and trucking operations. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue does not reach the break-even point, the operations will sustain losses which could be significant. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our expedited freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2005 include, but are not limited to, projected capital expenditures, including investments in information technology, of less than $0.7 million. We also expect to use approximately $0.8 million of cash for the remaining integration expenses, capital expenditures, and final lease deposits during the remainder of 2005 to complete the integration of the Boeing 737-300SF cargo aircraft into our fleet. Our working capital is also affected by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the service is performed.
     Capital Resources. At June 30, 2005, our net working capital was $21.8 million as compared to $25.6 million at December 31, 2004. During the six months ended June 30, 2005, the decrease in working capital was primarily due to the $4.3 million net loss and $2.4 million of capital expenditures. This decrease was partially offset by $1.0 million of proceeds from the sale of surplus aircraft engines and ground handling equipment and non-cash expenses of $2.0 million incurred during the six months ended June 30, 2005.
     Credit Facility. We have a $10.0 million revolving credit facility with Wells Fargo Business Credit, or WFB, or the Credit Facility. Unless earlier terminated, the Credit Facility matures on March 22, 2007 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the next maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. In addition, we incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.
     Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $10.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On August 8, 2005, we had a borrowing base of $10.0 million and $6.0 million of unused availability under the Credit Facility after deducting $1.9 million borrowed under the Credit Facility and $2.1 million of outstanding letters of credit.
     The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by us, including if we suffer a material adverse change in our business or financial condition. In addition, the Credit Facility requires us to meet certain financial and operating covenants, limits capital expenditures other than required maintenance on our aircraft, and restricts our ability to commit to or enter into any new aircraft operating leases unless certain financial covenants are met. We were in compliance in all material respects with the requirements of the Credit Facility as of June 30, 2005.
     Although the Credit Facility has a final maturity date of March 22, 2007, we classify any balances outstanding under the Credit Facility as current pursuant to the Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in our business and provides the lenders direct access to our cash receipts.
     Liquidity. Currently, our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we may supplement our liquidity by accessing our $10.0 million Credit Facility with WFB.
     At June 30, 2005, cash and cash equivalents were $12.0 million as compared to $16.3 million at December 31, 2004 and we had $6.2 million of unused availability under the Credit Facility compared to $7.7 million at December 31, 2004. Of the $12.0 million in cash and cash equivalents at June 30, 2005, a minimum of $3.0 million is required to be maintained at all times under the current covenants of the Credit Facility. The decrease in cash and cash equivalents of $4.3 million is a result of using $4.0 million to fund our operations and a net $0.4 million used in investing activities, which included $2.4 million for the acquisition of operating assets offset by $1.0 million of proceeds from the sale of surplus aircraft engines and ground handling equipment and $1.0 million reclassification of restricted cash to operating cash. In addition, we generated $0.1 million from the exercise of outstanding stock options to acquire stock during the six months ended June 30, 2005. At August 8, 2005, we had $9.9 million of cash and cash equivalents on hand, of which we are required to maintain a minimum balance of $3.0 million in liquid assets at all times, and $6.0 million of unused availability under our Credit Facility.
     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the demand for our freight services is negatively impacted by our having to charge our customers higher total prices due to the record high cost of jet fuel or by continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network, over the next 12 months, we may need to supplement our current sources of liquidity, obtain a waiver of debt covenants and/or seek modifications to our Credit Facility. We continue to monitor our liquidity and may seek strategic alternatives to increase or supplement our liquidity. All of our assets besides airframes, aircraft engines and aircraft parts are encumbered under the Credit Facility, and our owned airframes, aircraft engines and aircraft parts have limited value and marketability. There can be no assurance that we will be able to supplement our existing sources of liquidity, obtain a waiver of debt covenants or make modifications to our Credit Facility if such actions become necessary.
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

prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.
     Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in our expedited scheduled freight network that are not served by our aircraft; and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.
•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and engines.
•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our expedited scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our expedited scheduled freight network and cargo airline, including:
•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	expedited scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft.
     General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo and Kitty Hawk Cargo), information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, strategic planning, financial planning and asset management are included in general and administrative expenses. Also included are costs associated with our performance based compensation program, legal and professional fees and consulting fees.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, SFAS 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but we do not currently expect SFAS 154 to have a material impact on our results of operations, cash flows or financial position.
QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004
     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended June 30,
	2005	2004
Revenue:
Scheduled freight	97.3%	98.1%
Other	2.7	1.9

Total revenue	100.0	100.0
Cost of revenue	100.8	92.1

Gross profit (loss)	(0.8)	7.9
General and administrative expenses	5.1	6.4

Operating income (loss)	(5.9)	1.5
Other (income) expense:
Interest expense	0.2	0.2
Other (income) expense	(0.2)	(0.2)

Total other (income) expense	—	—

Net loss	(5.9)%	1.5%

Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2005		2004
		Percentage		Percentage	Percentage
		of Total		of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Scheduled freight	$35,462	97.3%	$37,164	98.1%	(4.6)%
Other:
ACMI	12	—	640	1.7	(98.1)
Miscellaneous	977	2.7	71	0.2	1,276.1

Total revenue	$36,451	100.0%	$37,875	100.0%	(3.8)%

     Scheduled Freight. For the quarter ended June 30, 2005, the $1.7 million decrease in our scheduled freight revenue was due to a 14.2% decrease in our chargeable weight offset by an increase of 11.3% in our average yield as compared to the quarter ended June 30, 2004.
     Our yield increase was due to an increase in the fuel surcharge, the implementation of a security surcharge and a revised pricing structure. The gross yield increase resulting from the increase in fuel and security surcharges and the revised pricing structure was offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.
     Our chargeable weight decrease was due to reduced demand during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. We believe the decrease in demand experienced during the quarter ended June 30, 2005 as compared the quarter ended June 30, 2004 was primarily due to the high cost of jet fuel which resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services.
     ACMI. For the quarter ended June 30, 2005, we generated $0.01 million of ACMI revenue while we generated $0.6 million of ACMI revenue for the quarter ended June 30, 2004.
     Miscellaneous. For the quarter ended June 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $1.0 million of revenue. Our miscellaneous revenue for the quarter ended June 30, 2004 included $0.1 million from flying ad-hoc charter services.
Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2005		2004
	Cost	Percentage	Cost	Percentage	Percentage
	of	of Total	of	of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Flight expense	$6,675	18.3%	$7,381	19.5%	(9.6)%
Transportation expense	3,917	10.8	3,424	9.0	14.4
Fuel expense	13,244	36.3	10,876	28.8	21.8
Maintenance expense	2,505	6.9	2,797	7.4	(10.4)
Freight handling expense	6,546	17.9	6,862	18.1	(4.6)
Depreciation and amortization	1,002	2.7	688	1.8	45.6
Operating overhead expense	2,873	7.9	2,842	7.5	1.1

Total cost of revenue	$36,762	100.8%	$34,870	92.1%	5.4%

     Flight Expense. For the quarter ended June 30, 2005, flight expense decreased $0.7 million, or 9.6%, compared to the quarter ended June 30, 2004. This decrease was primarily a result of lower aircraft lease expense and crew costs.
     Our aircraft lease expense decreased $0.5 million due to the expiration of four aircraft leases on May 8, 2004 and lower utilization on the airframes and aircraft engines operated under an aircraft and engine use agreement. This decrease was offset by the addition of lease expense associated with the Boeing 737-300SF cargo aircraft. Additionally, our aircraft flew a total of 13.6%, or 854, fewer revenue block hours for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Our cargo airline flew 691, or 11.5%, fewer block hours for the scheduled freight network and 163, or 63.7%, fewer block hours for our ACMI and ad-hoc charter customers for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. These reductions in block hours flown contributed to the $0.2 million decrease in crew costs.
     Transportation Expense. For the quarter ended June 30, 2005, transportation expense increased $0.5 million, or 14.4%, from the quarter ended June 30, 2004. This increase is comprised of a $0.5 million increase related to additional chartered hours from an Airbus A-300 operating in the scheduled freight network and a $0.2 million increase in trucking expense incurred due to additional road feeder markets, the offering of our new airport-to-door delivery option, and higher fuel surcharges assessed by the truck carriers. These increases were offset in part by a $0.2 million decrease in aircraft ground operating costs during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.
     Fuel Expense. For the quarter ended June 30, 2005, fuel expense increased $2.4 million, or 21.8%, as compared to the quarter ended June 30, 2004. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of fuel increased $0.51, or 40.9%, for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The number of gallons used for the quarter ended

June 30, 2005 decreased by approximately 1.2 million gallons, or 14.5%, as compared to the quarter ended June 30, 2004. The decrease in fuel consumption is primarily due to fewer block hours flown and a higher relative usage of aircraft which consume less fuel per block hour flown.
     Maintenance Expense. For the quarter ended June 30, 2005, maintenance expense decreased $0.3 million, or 10.4%, as compared to the quarter ended June 30, 2004.
     Included in maintenance expense for the quarter ended June 30, 2004 is a $0.5 million charge to maintenance expense at June 30, 2004 to meet the estimated additional lease return obligations on four Boeing 727-200 cargo aircraft which were returned during the second and third quarters of 2004 and $0.2 million of expense related to Pratt Whitney JT8D-9A engine maintenance reserves.
     If not for the net $0.7 million increase from the items listed above in 2004, maintenance expense would have increased $0.4 million, or 19.5%, for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Of this increase, $0.3 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third party maintenance agreement and $0.1 million related to heavy maintenance reserves on these same aircraft.
     Freight Handling Expense. For the quarter ended June 30, 2005, freight handling expense decreased $0.3 million, or 4.6%, as compared to the quarter ended June 30, 2004. The decrease in freight handling expense was due to a 14.2% decrease in chargeable weight. Freight handling expense increased 11.5% on a chargeable weight basis for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 due to the fixed cost components of our aircraft and freight handling contracts.
     Depreciation and Amortization. For the quarter ended June 30, 2005, depreciation and amortization expense increased $0.3 million, or 45.6%, as compared to the quarter ended June 30, 2004. This increase is due to the investment in 2004 and 2005 of capitalized airframe maintenance events and airworthiness directives for our fleet of Boeing 727-200 cargo aircraft as well as purchases of equipment during 2005 to support the integration of the Boeing 737-300SF cargo aircraft operations.
     Operating Overhead Expense. For the quarter ended June 30, 2005, operating overhead was flat as compared to the quarter ended June 30, 2004, as increased costs related to the induction of the Boeing 737-300SF cargo aircraft of $0.6 million were offset by a $0.5 million reduction in our bad debt expense due to the collection of a previously reserved receivable.
Gross Profit (Loss)
     As a result of the foregoing, for the quarter ended June 30, 2005, we recognized a gross loss of $0.3 million compared to a gross profit of $3.0 million for the quarter ended June 30, 2004.
General and Administrative Expense
     General and administrative expense decreased $0.6 million, or 23.7%, for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The decrease is primarily due to incurring $0.1 million less in performance based compensation for eligible employees and executive officers and $0.1 million in lower professional fees related to bankruptcy proceedings and compliance work related to the Sarbanes-Oxley Act. Additionally, general and administrative expense was reduced by $0.4 million of gains from the sale of assets compared to $0.03 million of gains from the sale of assets for the quarter ended June 30, 2004.
Other (Income) Expense
     Other income for the quarters ended June 30, 2005 and 2004 resulted primarily from $0.1 million related to interest income on notes receivable and our invested cash balances.

Income Taxes
     For the quarter ended June 30, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Six months ended June 30,
	2005	2004
Revenue:
Scheduled freight	97.5%	98.3%
Other	2.5	1.7

Total revenue	100.0	100.0
Cost of revenue	101.1	94.1

Gross profit (loss)	(1.1)	5.9
General and administrative expenses	5.8	7.5

Operating loss	(6.9)	(1.6)
Other (income) expense:
Interest expense	0.2	0.2
Other (income) expense	(1.0)	(0.2)

Total other (income) expense	(0.8)	—

Net loss	(6.1)%	(1.6)%

Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2005		2004
		Percentage		Percentage	Percentage Change
		of Total		of Total	from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Scheduled freight	$68,304	97.5%	$70,388	98.3%	(3.0)%
Other:
ACMI	532	0.7	640	0.9	(16.9)
Miscellaneous	1,244	1.8	589	0.8	111.2

Total revenue	$70,080	100.0%	$71,617	100.0%	(2.1)%

     Scheduled Freight. For the six months ended June 30, 2005, the $2.1 million decrease in our scheduled freight revenue was due to a 10.6% decrease in our chargeable weight offset by an increase of 8.6% in our average yield as compared to the six months ended June 30, 2004.
     Our yield increase was due to an increase in the fuel surcharge, the implementation of a security surcharge and a revised pricing structure. The gross yield increase resulting from the increase in fuel and security surcharges and the revised pricing structure was offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.
     Our chargeable weight decrease was due to reduced demand during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We believe the decrease in demand experienced during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to the high cost of jet fuel which resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services. This decrease in demand was partially offset by an increase in chargeable weight resulting from our second quarter 2004 expansion into San Juan, Puerto Rico.
     ACMI. For the six months ended June 30, 2005, we generated $0.5 million of ACMI revenue. For the six months ended June 30, 2004, we generated $0.6 million of ACMI revenue.
     Miscellaneous. For the six months ended June 30, 2005, our miscellaneous revenue included flying ad-hoc charter services for several customers which generated $1.1 million of revenue. Our miscellaneous revenue for the six months ended June 30, 2004 included $0.5 million from flying ad-hoc charter services.
Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2005		2004
	Cost	Percentage	Cost	Percentage	Percentage
	of	of Total	of	of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Flight expense	$13,281	19.0%	$14,570	20.3%	(8.8)%
Transportation expense	6,845	9.8	6,249	8.7	9.5
Fuel expense	25,185	35.9	20,079	28.0	25.4
Maintenance expense	5,052	7.2	6,177	8.6	(18.2)
Freight handling expense	12,805	18.3	13,350	18.7	(4.1)
Depreciation and amortization	1,825	2.6	1,500	2.1	21.7
Operating overhead expense	5,822	8.3	5,497	7.7	5.9

Total cost of revenue	$70,815	101.1%	$67,422	94.1%	5.0%

     Flight Expense. For the six months ended June 30, 2005, flight expense decreased $1.3 million, or 8.8%, compared to the six months ended June 30, 2004. This decrease was primarily a result of lower aircraft lease expense and lower aircraft insurance expense offset by higher crew costs.
     Our aircraft lease expense decreased $1.5 million due to the expiration of four aircraft leases on May 8, 2004 and lower utilization on the airframes and aircraft engines operated under an aircraft and engine use agreement. This decrease was offset by the addition of lease expense associated with the Boeing 737-300SF cargo aircraft. Our aircraft insurance expense decreased $0.1 million due to the expiration of four aircraft leases in May 2004 which was offset by the addition of the Boeing 737-300SF cargo aircraft. Our aircraft flew a total of 7.0%, or 863, fewer revenue block hours for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our cargo airline flew 746, or 6.3%, fewer block hours for the scheduled freight network and 117, or 28.1%, fewer block hours for our ACMI and ad-hoc charter customers for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Crew costs increased $0.3 million due in part to higher travel, longevity pay increases, and slightly higher paid versus flown hours.
     Transportation Expense. For the six months ended June 30, 2005, transportation expense increased $0.6 million, or 9.5%, from the six months ended June 30, 2004. This increase is comprised of $0.5 million related to additional chartered hours from an Airbus A-300 operating in the scheduled freight network and a $0.4 million increase in trucking expense incurred due to additional road feeder markets, the offering of our new airport-to-door delivery option and higher fuel surcharges assessed by the truck carriers. These increases were offset in part by a $0.3 million decrease in aircraft ground operating costs during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

     Fuel Expense. For the six months ended June 30, 2005, fuel expense increased $5.1 million, or 25.4%, as compared to the six months ended June 30, 2004. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of fuel increased $0.45, or 37.1%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The number of gallons used for the six months ended June 30, 2005 decreased by approximately 1.4 million gallons, or 8.5%, as compared to the six months ended June 30, 2004. The decrease in fuel consumption is primarily due to fewer block hours flown and a higher relative usage of aircraft which consume less fuel per block hour flown.
     Maintenance Expense. For the six months ended June 30, 2005, maintenance expense decreased $1.1 million, or 18.2%, as compared to the six months ended June 30, 2004.
     Included in maintenance expense for the six months ended June 30, 2004 is a $1.7 million charge to maintenance expense to meet the estimated additional lease return obligations on four Boeing 727-200 cargo aircraft which were returned during the second and third quarters of 2004, an increase of $0.4 million related to Pratt Whitney JT8D-9A engine maintenance reserves and a $0.5 million reversal of excess airframe maintenance reserves at June 30, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.
     If not for the net $1.6 million increase from the items listed above in 2004, maintenance expense would have increased $0.5 million, or 10.4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, $0.3 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third party maintenance agreement and $0.1 million related to heavy maintenance reserves on these same aircraft.
     Freight Handling Expense. For the six months ended June 30, 2005, freight handling expense decreased $0.5 million, or 4.1%, as compared to the six months ended June 30, 2004. The decrease in freight handling expense was due to a 10.6% decrease in chargeable weight. Freight handling expense increased 6.8% on a chargeable weight basis for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to the fixed cost components of our aircraft and freight handling contracts.
     Depreciation and Amortization. For the six months ended June 30, 2005, depreciation and amortization expense increased $0.3 million, or 21.7%, as compared to the six months ended June 30, 2004. This increase is due to the investment in 2004 and 2005 of capitalized airframe maintenance events and airworthiness directives for our fleet of Boeing 727-200 cargo aircraft as well as purchases of equipment during 2005 to support the integration of the Boeing 737-300SF cargo aircraft operations.
     Operating Overhead Expense. For the six months ended June 30, 2005, operating overhead increased $0.3 million, or 5.9%, as compared to the six months ended June 30, 2004. During the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, we incurred $1.1 million of costs related to the induction of the Boeing 737-300SF cargo aircraft. This increase was offset by a $0.6 million reduction in our bad debt expense due to the collection of a previously reserved receivable and a $0.1 million reduction in our allowance for doubtful accounts as compared to June 30, 2004 based on our estimate of uncollectible accounts receivable.
Gross Profit (Loss)
     As a result of the foregoing, for the six months ended June 30, 2005, we recognized a gross loss of $0.7 million compared to a gross profit of $4.2 million for the six months ended June 30, 2004.
General and Administrative Expense
     General and administrative expense decreased $1.3 million, or 23.9%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease was primarily due to incurring $0.5 million less in performance based compensation for eligible employees and executive officers and $0.5 million in lower professional fees related to tax return preparation, bankruptcy proceedings, the shareholder rights agreement and compliance with the Sarbanes-Oxley Act. Additionally, general and administrative expense was reduced by $0.5 million of gains from the sale of assets compared to $0.02 million of gains from the sale of assets for the six months ended June 30, 2004.

Other (Income) Expense
     Other income for the six months ended June 30, 2005 resulted primarily from $0.4 million related to the recovery of retroactive adjustments on our worker’s compensation policy related to the 1998 and 1999 policy years which were pre-bankruptcy and resulted partially from our discontinued operations, $0.1 million related to the recovery of a 2001 customer accounts receivable balance which was reserved during their bankruptcy proceedings, and $0.1 million related to interest income on notes receivable and our invested cash balances. Other income for the six months ended June 30, 2004 relates primarily to interest income on notes receivable and our invested cash balances.
Income Taxes
     For the six months ended June 30, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.
     Contractual Obligations
     The following table sets forth our contractual obligations as of August 8, 2005 for the periods shown (dollars in thousands):

		Six Months	Two Years	Two Years
		Ending	Ending	Ending
Contractual Obligations	Total	December 31, 2005	December 31, 2007	December 31, 2009	Thereafter
Debt	$3,008	$2,202	$806	$—	$—
Non-aircraft operating leases	33,897	1,334	4,765	4,448	23,350
Aircraft operating leases and use agreements	133,832	11,230	33,682	23,809	65,111

Total contractual cash obligations	$170,737	$14,766	$39,253	$28,257	$88,461

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

•
continuing high cost of fuel leading to a higher total price for our services which impacts the expedited freight purchasing decision for our customers and/or shippers resulting in a shift toward non-expedited and/or less expensive modes of transportation;

•	limitations upon financial and operating flexibility due to the terms of our credit facility;

•	change in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	writedowns of the value of our parts, airframes or aircraft engines

•	changes in the cost of airframe or aircraft engine maintenance and in our maintenance reserves;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to efficiently integrate the Boeing 737-300SF cargo aircraft into our operations;

•	future delays in receiving or placing the Boeing 737-300SF cargo aircraft into revenue service;

•	the ability to negotiate reasonably economical maintenance agreements to maintain our cargo aircraft;

•	findings of environmental contamination; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
     ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.
     Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We are currently undergoing a comprehensive effort to ensure compliance with the new internal control reporting regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2006. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, our management has identified certain areas requiring improvement, which we are addressing. None of these improvements relate to matters that management considers to be a material weakness in internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     General Motors. General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named us as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim will be heard in the bankruptcy court in Fort Worth, Texas and that we will be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motor’s claim for indemnification be denied in its entirety. General Motors has appealed the bankruptcy court’s dismissal of its claim. While we cannot predict the outcome of the appeal at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ appeal. No amounts have been accrued for this contingency.
     Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on our business.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2005.

KITTY HAWK, INC.

By:	/s/ JAMES R. KUPFERSCHMID

James R. Kupferschmid
Vice President — Finance and Chief Financial
Officer (Authorized officer and principal
financial officer)