Form 10-Q
period 2005-09-30
KITTY HAWK INC
filed 2005-11-14
CIK 932110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at November 11, 2005 was 50,310,061.

KITTY HAWK, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004	4
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	31
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,787	$16,284
Restricted cash and short-term investments	250	1,221
Trade accounts receivable, net of allowance for doubtful accounts of $0.7 million	17,125	13,158
Assets held for sale	160	65
Inventory and aircraft supplies, net	4,970	4,720
Deposits and prepaid expenses	2,865	1,750
Prepaid fuel	3,379	2,310
Other current assets, net	1	201

Total current assets	36,537	39,709
Property and equipment, net	8,156	8,961
Other assets, net	—	400

Total assets	$44,693	$49,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$2,554	$1,775
Accrued wages and compensation related expenses	1,979	3,123
Other accrued expenses	6,766	5,501
Taxes payable, other than income	1,418	1,711
Current portion of accrued maintenance reserves	—	89
Current debt	1,949	1,949

Total current liabilities	14,666	14,148

Other long-term liabilities	412	806

Total liabilities	15,078	14,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 10,000,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares - 100,000,000; issued and outstanding — 50,310,061 and 46,620,883 at September 30, 2005 and December 31, 2004, respectively	—	—
Additional capital	22,468	22,293
Retained earnings	7,147	11,823

Total stockholders’ equity	29,615	34,116

Total liabilities and stockholders’ equity	$44,693	$49,070

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Scheduled freight	$39,724	$40,603	$108,028	$110,991
ACMI	400	1,197	932	1,837
Miscellaneous	566	702	1,810	1,291

Total revenue	40,690	42,502	110,770	114,119
Cost of revenue:
Flight expense	8,134	6,955	21,415	21,525
Transportation expense	3,381	4,254	10,226	10,504
Fuel expense	13,874	12,102	39,059	32,181
Maintenance expense	3,219	2,446	8,271	8,623
Freight handling expense	6,472	7,234	19,277	20,584
Depreciation and amortization	966	790	2,791	2,290
Operating overhead expense	3,152	2,924	8,974	8,421

Total cost of revenue	39,198	36,705	110,013	104,128

Gross profit	1,492	5,797	757	9,991
General and administrative expense	1,898	2,733	5,974	8,087

Operating income (loss)	(406)	3,064	(5,217)	1,904
Other (income) expense:
Interest expense	66	72	209	240
Other, net	(63)	25	(750)	(100)

Income (loss) before income taxes	(409)	2,967	(4,676)	1,764
Income taxes	—	644	—	644

Net income (loss)	$(409)	$2,323	$(4,676)	$1,120

Basic income (loss) per share	$(0.01)	$0.05	$(0.09)	$0.02

Weighted average common shares outstanding	51,582,032	50,791,723	51,403,186	50,688,309

Diluted income (loss) per share	$(0.01)	$0.04	$(0.09)	$0.02

Weighted average diluted common shares outstanding	51,582,032	54,405,449	51,403,186	54,206,167

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2004	46,620,883	$—	$22,293	$11,823	$34,116
Net loss	—	—	—	(4,676)	(4,676)
Compensation expense associated with stock option grants	—	—	53	—	53
Issuance of common stock related to exercise of warrants to acquire stock	3,281,421	—	—	—	—
Issuance of common stock related to exercise of options to acquire stock	407,757	—	122	—	122

Balance at September 30, 2005	50,310,061	$—	$22,468	$7,147	$29,615

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$(4,676)	$1,120
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,052	2,520
Gain on disposal of property and equipment	(649)	(143)
Compensation expense related to stock options and restricted stock units	53	70
Tax expense allocated to additional capital	—	644
(Recovery) provision for doubtful accounts	(2)	286
Changes in operating assets and liabilities:
Trade accounts receivable	(3,388)	(5,698)
Settlement receivable	—	1,500
Inventory and aircraft supplies	(250)	(57)
Prepaid expenses and other assets	(2,199)	(1,314)
Accounts payable and accrued expenses	120	1,467
Accrued lease return provision	—	(2,459)
Accrued maintenance reserves	(89)	(1,264)

Net cash used in operating activities	(8,028)	(3,328)
Investing activities:
Proceeds from sale of assets	1,316	446
Change in restricted cash	971	(800)
Capital expenditures	(2,878)	(2,677)

Net cash used in investing activities	(591)	(3,031)
Financing activities:
Borrowings of long-term debt	—	1,949
Repurchase restricted common stock	—	(31)
Cash received on exercise of stock options	122	131
Loan origination costs	—	(109)
Repayments of long-term debt	—	(2,382)

Net cash provided by (used in) financing activities	122	(442)

Net decrease in cash and cash equivalents	(8,497)	(6,801)
Cash and cash equivalents at beginning of period	16,284	15,729

Cash and cash equivalents at end of period	$7,787	$8,928

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
2. LEGAL PROCEEDINGS
     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors named us as a third party defendant in the litigation seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and we were dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors filed a motion to reconsider. While we cannot predict the outcome of this matter at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ claim. No amounts have been accrued for this contingency.
     We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on our business.
3. STOCK OPTIONS
     In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan (the “Plan”). Stock-based compensation granted under the Plan is accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

     The Company is required to disclose the pro forma effect of accounting for stock-based compensation based on the fair value method. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted during the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk free interest rate	4.12%	4.32%	4.11%	4.48%
Expected life (years)	6	10	6	10
Volatility	58%	50%	57%	50%
Dividend yield	0%	0%	0%	0%
     Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$(409)	$2,323	$(4,676)	$1,120
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	31	11	53	70
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(154)	(103)	(373)	(271)

Pro forma net income (loss)	$(532)	$2,231	$(4,996)	$919

Basic income (loss) per share — as reported	$(0.01)	$0.05	$(0.09)	$0.02

Basic income (loss) per share — pro forma	$(0.01)	$0.05	$(0.10)	$0.02

Diluted income (loss) per share — as reported	$(0.01)	$0.04	$(0.09)	$0.02

Diluted income (loss) per share — pro forma	$(0.01)	$0.04	$(0.10)	$0.02

     The Plan provides for the issuance of up to 7,000,000 shares of common stock either through grants of stock options, restricted stock units or other awards. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options and restricted stock units granted generally vest over periods of 12 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions. The restricted stock units granted to the Company’s management are not convertible to common stock until the individual leaves the Company or there is a change of control as defined in the Plan. The restricted stock units granted to members of the Company’s Board of Directors are not convertible to common stock until the earlier of the director’s termination of service, a change of control as defined in the Plan or four years from the date of grant.
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. Although the Company has not yet determined the impact of applying the various provisions of SFAS 123R, it expects its reported earnings will be lower than they would have been if SFAS 123R did not apply.
     The following table summarizes the stock option and restricted stock unit, or RSU, activity under the Plan for the nine months ended September 30, 2005:

			Weighted
	Available for	Options/RSUs	Average
	Grant	Outstanding	Exercise Price
Balance at December 31, 2004	1,189,041	4,030,404	$0.54
Authorized for grant	500,000	—	—
Granted (weighted-average fair value $0.80)	(1,414,400)	1,414,400	$0.85
Exercised	—	(407,757)	$0.30
Canceled	414,375	(414,375)	$1.10

Balance at September 30, 2005	689,016	4,622,672	$0.61

     The following table summarizes information about the stock options and RSUs outstanding at September 30, 2005:

		Weighted	Weighted Average
	Number of	Average	Exercise Price	Number of	Weighted Average
	Options/RSUs	Remaining	of Options/RSUs	Options/RSUs	Exercise Price of
Exercise Prices	Outstanding	Life (Years)	Outstanding	Vested (1)	Vested Options/RSUs
$ —	320,400	2.3	$—	—	$—
$ 0.30	2,674,327	7.8	$0.30	1,707,660	$0.30
$ 1.05	760,000	10.0	$1.05	—	$1.05
$ 1.08	10,000	9.8	$1.08	10,000	$1.08
$1.105	6,945	8.3	$1.105	2,778	$1.105
$ 1.14	129,000	9.8	$1.14	—	$1.14
$ 1.17	150,000	9.8	$1.17	—	$1.17
$ 1.40	277,000	9.0	$1.40	92,333	$1.40
$ 1.43	45,000	9.5	$1.43	—	$1.43
$ 1.62	250,000	8.7	$1.62	150,000	$1.62

	4,622,672	8.9	$0.61	1,962,771	$0.46

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.
4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Freight handling expenses	$2,511	$2,342
Landing and parking expenses	1,235	998
Other	3,020	2,161

Total other accrued expenses	$6,766	$5,501

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

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Three months ended September 30, 2005:
Revenue from external customers	$39,724	$966	$—	$—	$40,690
Revenue from intersegment operations	—	11,888	—	(11,888)	—
Depreciation and amortization	129	837	89	—	1,055
Operating income (loss)	129	(529)	(6)	—	(406)
Interest expense	13	—	53	—	66
Other (income) expense	(6)	—	(57)	—	(63)
Net income (loss)	$122	$(529)	$(2)	$—	$(409)

Total assets	$20,791	$15,595	$24,590	$(16,283)	$44,693

Three months ended September 30, 2004:
Revenue from external customers	$40,603	$1,899	$—	$—	$42,502
Revenue from intersegment operations	—	9,521	—	(9,521)	—
Depreciation and amortization	122	668	114	—	904
Operating income (loss)	2,988	288	(212)	—	3,064
Interest expense	25	3	44	—	72
Other (income) expense	(27)	91	(39)	—	25
Income tax expense (benefit)	840	(22)	(174)	—	644
Net income (loss)	$2,150	$216	$(43)	$—	$2,323

Total assets	$20,930	$15,835	$22,406	$(12,815)	$46,356

	Scheduled
	Freight	Air Freight			Consolidated
	Network	Carrier	Other	Eliminations	Balance
	(in thousands)
Nine months ended September 30, 2005:
Revenue from external customers	$108,848	$1,932	$—	$—	$110,770
Revenue from intersegment operations	—	32,247	—	(32,247)	—
Depreciation and amortization	389	2,402	261	—	3,052
Operating loss	(3,616)	(1,528)	(73)	—	(5,217)
Interest expense	48	2	159	—	209
Other (income) expense	(151)	(10)	(589)	—	(750)
Net income (loss)	$(3,513)	$(1,520)	$357	$—	$(4,676)

Total assets	$20,791	$15,595	$24,590	$(16,283)	$44,693

Nine months ended September 30, 2004:
Revenue from external customers	$110,991	$3,128	$—	$—	$114,119
Revenue from intersegment operations	—	31,862	—	(31,862)	—
Depreciation and amortization	322	1,968	230	—	2,520
Operating income (loss)	2,290	34	(420)	—	1,904
Interest expense	69	6	165	—	240
Other (income) expense	(82)	89	(107)	—	(100)
Income tax expense (benefit)	840	(22)	(174)	—	644
Net income (loss)	$1,463	$(39)	$(304)	$—	$1,120

Total assets	$20,930	$15,835	$22,406	$(12,815)	$46,356
6. EARNINGS PER SHARE
     In March 2003, the Company issued shares of common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its Plan of Reorganization. Such warrants are treated as outstanding shares of common stock for purposes of calculating loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of September 30, 2005, warrants to purchase 1,271,971 shares of common stock remain outstanding. These warrants expire in 2013.
     For the three and nine months ended September 30, 2005, the Company did not include 4,622,672 of outstanding options or RSU’s in the diluted loss per share calculation because their effect was anti-dilutive due to the reported net loss. For the three and nine months ended September 30, 2004, the Company did not include outstanding options to purchase 827,000 and 250,000 shares of common stock in the diluted loss per share calculation because their exercise price exceeded the average fair market value of the Company’s stock for the period.
7. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for information on these agreements and relationships and Note 9 – Subsequent Events.
8. SEASONALITY
     The Company’s business is seasonal in nature. In a typical year, the Company experiences improving revenue with each passing quarter, beginning with the first quarter. In the first, second and third quarters of 2004 and 2005, the Company experienced normal seasonal trends in its expedited freight business.

9. SUBSEQUENT EVENTS
     Series B Convertible Redeemable Preferred Stock. On November 14, 2005, the Company sold 14,800 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Redeemable Preferred Stock”), in a private placement. The Company received net cash proceeds of approximately $14.0 million from the sale of the Series B Redeemable Preferred Stock. The Company intends to use the net cash proceeds for general corporate purposes, including expansion of its less-than-truckload ground freight network. The purchasers include current 5% or greater Kitty Hawk stockholders or their affiliates, including Lloyd I. Miller, III and SACC Partners LP. The Company paid a placement fee of $740,000 to B. Riley & Co., Inc. in connection with the placement. B. Riley & Co., Inc. is an affiliate of SACC Partners LP and its affiliates.
     The shares of Series B Redeemable Preferred Stock are convertible into shares of the Company’s common stock at a conversion price of $0.9604 per share, subject to adjustment for changes in the Company’s capitalization. The Series B Redeemable Preferred Stock votes on an as converted basis with the Company’s common stock and has a class vote as required by applicable law. The Series B Redeemable Preferred Stock has a quarterly cash dividend equal to 8.00% per annum. Dividends on the Series B Redeemable Preferred Stock accruing prior to June 30, 2006 will be cumulated and will be distributed over the subsequent four quarters without interest. If any shares of Series B Redeemable Preferred Stock remain outstanding on November 14, 2010, the holder may cause the Company to redeem the shares of Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares. If the common stock is trading at 200% of the conversion price on any national exchange for 30 consecutive trading days ending on or after November 14, 2006, the Company has the right to redeem the outstanding shares of the Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares. The Series B Redeemable Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. In addition, as long as the holder of Series B Redeemable Preferred Stock beneficially owns at least 20% of the shares of Series B Redeemable Preferred Stock purchased by the holder on or before November 14, 2005, the holder will have the right to participate pro rata in future issuances of capital stock of the Company for the purpose of raising additional funds for use by the Company, with certain exceptions.
     In connection with the sale of the Series B Redeemable Preferred Stock, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers. Under this Registration Rights Agreement, the Company is obligated to use its commercially reasonable efforts to file a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on or prior to January 13, 2006 relating to the resale by the purchasers of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants described below (collectively, the “Conversion Stock”). In addition, the Company has agreed to register the resale of shares of common stock held by Lloyd I. Miller, III and his affiliates. The Company must use its commercially reasonable efforts to cause the Registration Statement to become effective as soon as possible.
     The Company also amended its existing Rights Agreement (the “Rights Agreement Amendment”) to exempt Lloyd I. Miller, III and his affiliates and associates (collectively, “Miller”) from triggering the Rights Agreement in connection with entering into the Securities Purchase Agreement for the sale of the Series B Redeemable Preferred Stock and consummating the transactions contemplated thereby. Under the Rights Agreement Amendment, Miller can beneficially own up to 23.5% of the Company’s voting securities without triggering the Rights Agreement. This exemption terminates when Miller’s beneficial ownership of the Company’s voting securities falls below 15% or if Miller is in material breach of the Standstill Agreement described below.
     In connection with the sale of the Series B Redeemable Preferred Stock, the Company also entered into a Standstill Agreement (the “Standstill Agreement”) with each of the purchasers. Under this Standstill Agreement, subject to certain conditions and exemptions, the purchasers of the Series B Redeemable Preferred Stock may not (i) enter into a voting agreement; (ii) call a special meeting of the stockholders; (iii) commence a tender offer for any voting securities; (iv) attempt to acquire a substantial portion of the assets of the Company or facilitate any business combination or restructuring of the Company; (v) amend or appeal anti-takeover measures the Company currently has in place; (vi) arrange, or participate in, any financing for any of the foregoing transactions; or (vii)  prior to November 14, 2006, seek a waiver of any provision of the Standstill Agreement. In addition, Miller has agreed not to vote any shares of capital stock of the Company in excess of 14.99% of the outstanding shares of Common Stock in any proxy solicitation (other than one conducted by the Company) or an election contest, without the approval of the Company’s Board of Directors.
     The Company believes the issuance of the Series B Redeemable Preferred Stock will be deemed a change in control of its greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code. As such, the ability to utilize its current net operating losses generated through the date of the issuance of the Series B Redeemable Preferred Stock to offset any future taxable income which may be generated, will be subject to an annual limitation. Other than this annual limitation, the Company’s ability to fully utilize the net operating losses prior to their expiration has not been impaired by the sale of the Series B Redeemable Preferred Stock. However, the Company’s current net operating losses have a full valuation allowance against them because it is currently more likely than not that the Company will not be able to utilize the losses prior to their expiration.

     Warrants. In connection with the issuance of the Series B Redeemable Preferred Stock, the Company granted the purchasers warrants (the “Warrants”) to purchase an aggregate of 3,609,756 shares of the Company’s common stock. The Warrants have a term of five years, an exercise price equal to $0.82 per share, subject to adjustment for changes in the Company’s capitalization, and are currently exercisable.
     Amendment to Credit Facility. Effective November 14, 2005, an amendment (the “Amendment”) to the Company’s revolving credit facility (the “Credit Facility”) with Wells Fargo Business Credit (“WFB”) became effective. The Amendment increases the Company’s revolving line of credit from $10.0 million to $15.0 million, subject to a borrowing base calculation, and extends the term of the line from March 22, 2007 to March 31, 2008. The Amendment requires the Company to maintain $4.0 million in liquid assets at all times. The Amendment also increases the Company’s permitted capital expenditures for 2005 to $4.0 million of which no more than $3.0 million may be unfinanced. Any portion of the permitted capital expenditures not made in 2005 can be carried forward to 2006. The Amendment also permits the Company to pay dividends on, redeem, or make other distributions or payments related to, the Series B Redeemable Preferred Stock if after giving effect to the dividend, redemption, distribution or other payment, the Company would have availability of at least $4.0 million under the Credit Facility and no event of default has occurred or is continuing.
     In addition, the Amendment also amends the Company’s Pre-Tax Net Income loss limit to not less than the following amounts for each period:

Period	Pre-Tax Net Income (Loss)
January 1, 2005 — December 31, 2005	$(9,000,000)
January 1, 2006 — March 31, 2006	$(8,000,000)
January 1, 2006 — June 30, 2006	$(8,000,000)
January 1, 2006 — September 30, 2006	$(7,000,000)
January 1, 2006 — December 31, 2006	$(5,000,000)
     The Pre-Tax Net Income covenants have not been set for the year ending December 31, 2007 or the quarter ending March 31, 2008.
     All other terms and conditions of the Credit Facility remain in full force and effect.

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
Executive Overview
     Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During the nine months ended September 30, 2005, we generated 97.5% of our revenue from Kitty Hawk Cargo’s scheduled freight network and 2.5% of our revenue from Kitty Hawk Aircargo’s cargo airline.
     Scheduled Freight Network. Through Kitty Hawk Cargo, we operate a major independent city-to-city scheduled freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico, providing expedited and time-definite freight services. In addition, we have business alliances that allow us to provide expedited freight services to Alaska, Hawaii and Mexico. Beginning October 31, 2005, we expanded our ground freight transportation network to include scheduled coast-to-coast, less-than-truckload, or LTL, deferred freight service to 28 cities. Our LTL ground network is a scheduled, time-definite coast-to-coast deferred trucking network operated by Kitty Hawk Cargo through the use of contracts with dedicated truck load trucking carriers who provide the trucks, trailers, drivers, insurance, fuel and permits. We expect our LTL ground network to grow to approximately 46 cities by February 2006.
     Expedited and/or time-definite freight includes freight of varying sizes and weights. Expedited freight typically includes freight transit times from a few hours to overnight to second morning. Deferred freight includes freight times of overnight to as long as two, three, four or five days. Time-definite transit times may vary, subject to customer preference and acceptance by the transportation provider. Our air network generally competes in the heavy weight and oversized, next-morning and two-day expedited freight segment of the U.S. freight transportation industry. Beginning October 31, 2005, our LTL ground network generally competes in the heavy weight and oversized deferred freight segment of the U.S. freight transportation industry. As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to recipients. As a result, we primarily provide freight services to freight forwarders and logistics companies who either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. On a limited basis, for an additional fee, we offer an airport-to-door delivery option to our customers and occasionally arrange for the initial pick up of freight from shippers by contracting with local cartage agents in major metropolitan areas of the continental U.S.
     Our scheduled freight network business relies on customers who need expedited or time-definite delivery on an as-needed basis for air freight and deferred delivery on an as-needed basis for ground freight. As the freight is shipped on an as-needed basis, we do not have contracts with our customers. Without customer contracts, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors.
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

     In addition, the demand for our expedited air freight services is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by integrated freight carriers and trucking networks, including our own expanded LTL ground network. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure freight services with acceptable service levels at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.
     Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. During the nine months ended September 30, 2005, Kitty Hawk Aircargo provided 96.4% of the revenue block hours flown in Kitty Hawk Cargo’s scheduled freight network.
     In addition, when Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo provides air freight transportation services which include the aircraft, crew, maintenance and insurance, also known as ACMI, and ad-hoc charters for a variety of customers. When providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. During the nine months ended September 30, 2005, ACMI and ad-hoc charters generated approximately 2.5% of our revenues.
     On November 11, 2005, Kitty Hawk Aircargo operated five owned Boeing 727-200 cargo aircraft, eight Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement and seven Boeing 737-300SF cargo aircraft under ten year operating leases. On September 12, 2005, we took delivery of the seventh and final leased Boeing 737-300SF cargo aircraft under our current contractual arrangements. The Boeing 737-300SF cargo aircraft has higher ownership costs in the form of lease costs and insurance costs than our current fleet of Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity by volume as compared to our current fleet of Boeing 727-200 cargo aircraft. We believe the Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower jet fuel consumption rates, lower crew costs from operating with a two person crew instead of three, lower landing fees and reduced long-term maintenance costs.
     We have deployed the Boeing 737-300SF cargo aircraft in situations in which we can take advantage of its lower operating cost and improved performance characteristics and in situations for which its capacity is better suited than the Boeing 727-200 cargo aircraft. In addition, we have developed fleet operating and utilization schedules that largely offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft and achieve a higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft. However, during 2005, due to the costs and other factors which were attributable to the induction of the Boeing 737-300SF cargo aircraft, we have not fully offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft as compared to our Boeing 727-200 cargo aircraft. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.
     Jet Fuel Costs. One of our most significant and variable costs is jet fuel. Our scheduled freight network bears the increases in jet fuel costs. Therefore, we seek to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of jet fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in jet fuel costs. In addition, as we attempt to recapture the increase in jet fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may continue to seek lower cost freight transportation alternatives to our scheduled freight network. If jet fuel prices remain at recent historically high levels for an extended period, and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected. The rising cost of jet fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation service and typically do not collect payment for our service until 30 to 45 days after the service is performed.

     We purchase jet fuel from various suppliers at current market prices. We do not currently have any long-term contracts for jet fuel, nor do we currently have any agreements to hedge against increases in the price of jet fuel. On a regular basis, we review the price and availability of jet fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for jet fuel or make arrangements to hedge against changes in jet fuel prices, we may enter into such agreements or arrangements.
     During the nine months ended September 30, 2005, our jet fuel averaged $1.77 per gallon, an increase of 38.3%, as compared to $1.28 per gallon for the nine months ended September 30, 2004. Jet fuel costs per gallon include the cost of jet fuel and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft. During the nine months ended September 30, 2005, we used between 2.1 million and 2.8 million gallons of jet fuel per month, depending on the mix of aircraft flown, the weight, origin and destination of freight shipped and the number of days the network operated during each month. During the nine months ended September 30, 2005, each $0.01 change in the price per gallon of jet fuel would have resulted in a change in our fuel cost of approximately $220,000.
     Since November 2004, we believe our expedited freight services have been negatively impacted by the rapidly changing and record high cost of jet fuel which has resulted in charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall record high price of energy which may have had a dampening effect upon the economic conditions of the industries which produce the type of freight transported in our scheduled freight network such as the automotive industry. We believe these factors contributed to lower customer demand for our expedited freight services. In response to this decrease in demand for freight in our scheduled freight network, we reduced our capacity in the expedited scheduled freight network, implemented other cost containment measures and expanded our ground transportation network. We believe our expedited scheduled freight business continues to be negatively impacted by these factors. Should the current record high price for energy continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
     Fixed Costs. Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short-term. Operating the scheduled freight network requires the operation of the scheduled freight network hub with a certain minimum amount of aircraft and trucking operations. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue do not reach the break-even point, the operations will sustain losses which could be significant. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our expedited freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.
Recent Developments
     Series B Convertible Redeemable Preferred Stock. On November 14, 2005, we sold 14,800 shares of Series B Convertible Preferred Stock, or the Series B Redeemable Preferred Stock, in a private placement. We received net cash proceeds of approximately $14.0 million from the sale of the Series B Redeemable Preferred Stock. We intend to use the net cash proceeds for general corporate purposes, including expansion of our less-than-truckload ground freight network. The purchasers include current 5% or greater Kitty Hawk stockholders or their affiliates, including Lloyd I. Miller, III and SACC Partners LP. We paid a placement fee of $740,000 to B. Riley & Co., Inc. in connection with the placement. B. Riley & Co., Inc. is an affiliate of SACC Partners LP and its affiliates.
     The shares of Series B Redeemable Preferred Stock are convertible into shares of our common stock at a conversion price of $0.9604 per share, subject to adjustment for changes in our capitalization. The Series B Redeemable Preferred Stock votes on an as converted basis with our common stock and has a class vote as required by applicable law. The Series B Redeemable Preferred Stock has a quarterly cash dividend equal to 8.00% per annum. Dividends on the Series B Redeemable Preferred Stock accruing prior to June 30, 2006 will be cumulated and will be distributed over the subsequent four quarters without interest. If any shares of Series B Redeemable

Preferred Stock remain outstanding on November 14, 2010, the holder may cause us to redeem the shares of Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares. If the common stock is trading at 200% of the conversion price on any national exchange for 30 consecutive trading days ending on or after November 14, 2006, we have the right to redeem the outstanding shares of the Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares. The Series B Redeemable Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. In addition, as long as the holder of Series B Redeemable Preferred Stock beneficially owns at least 20% of the shares of Series B Redeemable Preferred Stock purchased by the holder on or before November 14, 2005, the holder will have the right to participate pro rata in our future issuances of capital stock for the purpose of raising additional funds for use by us, with certain exceptions.
     In connection with the sale of the Series B Redeemable Preferred Stock, we also entered into a Registration Rights Agreement with the purchasers. Under this Registration Rights Agreement, we are obligated to use commercially reasonable efforts to file a registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, on or prior to January 13, 2006 relating to the resale by the purchasers of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants described below, referred to collectively as the Conversion Stock. In addition, we have agreed to register the resale of shares of common stock held by Lloyd I. Miller, III and his affiliates. We must use commercially reasonable efforts to cause the resale registration statement to become effective as soon as possible.
     We also amended our existing Rights Agreement to exempt Lloyd I. Miller, III and his affiliates and associates, collectively referred to as Miller, from triggering the Rights Agreement in connection with entering into the Securities Purchase Agreement for the sale of the Series B Redeemable Preferred Stock and consummating the transactions contemplated by it. Under the Rights Agreement Amendment, Miller can beneficially own up to 23.5% of our voting securities without triggering the Rights Agreement. This exemption terminates when Miller’s beneficial ownership of our voting securities falls below 15% or if Miller is in material breach of the Standstill Agreement described below.
     In connection with the sale of the Series B Redeemable Preferred Stock, we also entered into a Standstill Agreement with each of the purchasers. Under this Standstill Agreement, subject to certain conditions and exemptions, the purchasers of the Series B Redeemable Preferred Stock may not (i) enter into a voting agreement; (ii) call a special meeting of the stockholders; (iii) commence a tender offer for any voting securities; (iv) attempt to acquire a substantial portion of our assets or facilitate any business combination or restructuring of us; (v) amend or appeal anti-takeover measures we currently have in place; (vi) arrange, or participate in, any financing for any of the foregoing transactions; or (vii) prior to November 14, 2006, seek a waiver of any provision of the Standstill Agreement. In addition, Miller has agreed not to vote any shares of our capital stock in excess of 14.99% of the outstanding shares of our common stock in any proxy solicitation (other than one conducted by us) or an election contest, without the approval of our Board of Directors.
     We believe the issuance of the Series B Redeemable Preferred Stock will be deemed a change in control of our greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code. As such, our ability to utilize our current net operating losses generated through the date of the issuance of the Series B Redeemable Preferred Stock to offset any future taxable income we may generate, will be subject to an annual limitation. Other than this annual limitation, our ability to fully utilize the net operating losses prior to their expiration has not been impaired by the sale of the Series B Redeemable Preferred Stock. However, our current net operating losses have a full valuation allowance against them because it is currently more likely than not that we will not be able to utilize the losses prior to their expiration.
     Warrants. In connection with the issuance of the Series B Redeemable Preferred Stock, we granted the purchasers warrants to purchase an aggregate of 3,609,756 shares of our common stock. The warrants have a term of five years, an exercise price equal to $0.82 per share, subject to adjustment for changes in our capitalization, and are currently exercisable.
     Amendment to Credit Facility. Effective November 14, 2005, an amendment to our revolving credit facility, or the Credit Facility, with Wells Fargo Business Credit (“WFB”) became effective. The amendment increases our revolving line of credit from $10.0 million to $15.0 million, subject to a borrowing base calculation, and extends the term of the line from March 22, 2007 to March 31, 2008. The amendment requires us to maintain $4.0 million in liquid assets at all times. The amendment also increases our permitted capital expenditures for 2005 to $4.0 million of which no more than $3.0 million being unfinanced. Any portion of the permitted capital expenditures not made in 2005 can be carried forward to 2006. The amendment also permits us to pay dividends on, redeem, or make other distributions or payments related to, the Series B Redeemable Preferred Stock if after giving effect to the dividend, redemption, distribution or other payment, we would have availability of at least $4.0 million under the Credit Facility and no event of default has occurred or is continuing.

     In addition, the amendment also amends our Pre-Tax Net Income loss limit to not less than the following amounts for each period:

Period	Pre-Tax Net Income (Loss)
January 1, 2005 — December 31, 2005	$(9,000,000)
January 1, 2006 — March 31, 2006	$(8,000,000)
January 1, 2006 — June 30, 2006	$(8,000,000)
January 1, 2006 — September 30, 2006	$(7,000,000)
January 1, 2006 — December 31, 2006	$(5,000,000)
     The Pre-Tax Net Income covenants have not been set for the year ending December 31, 2007 or the quarter ending March 31, 2008.
     All other terms and conditions of the Credit Facility remain in full force and effect .
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2005 include, but are not limited to, projected capital expenditures, including investments in information technology, of less than $1.0 million. Our working capital is also affected by the rising cost of jet fuel because we pay for fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the service is performed.
     Capital Resources. At September 30, 2005, our net working capital was $21.9 million as compared to $25.6 million at December 31, 2004. During the nine months ended September 30, 2005, the decrease in working capital was primarily due to the $4.7 million net loss and $2.9 million of capital expenditures. This decrease was partially offset by $1.3 million of proceeds from the sale of surplus aircraft engines and ground handling equipment and non-cash expenses of $3.1 million incurred during the nine months ended September 30, 2005.
     Credit Facility. We have a $15.0 million revolving credit facility with WFB. Unless earlier terminated, the Credit Facility matures on March 31, 2008 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the next maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. In addition, we incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.
     Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $15.0 million and 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On November 14, 2005, we had a borrowing base of $15.0 million and $10.9 million of unused availability under the Credit Facility after deducting $1.9 million borrowed under the Credit Facility and $2.2 million of outstanding letters of credit. Under the Credit Facility, we must maintain $4.0 million in liquid assets at all times.
     The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by us, including if we suffer a material adverse change in our business or financial condition. In addition, the Credit Facility requires us to meet certain financial and operating covenants, limits capital expenditures other than required maintenance on our aircraft, and restricts our ability to commit to or enter into any new aircraft operating leases unless certain financial covenants are met. We were in compliance in all material respects with the requirements of the Credit Facility as of September 30, 2005.
     Although the Credit Facility has a final maturity date of March 31, 2008, we classify any balances outstanding under the Credit Facility as current pursuant to the Emerging Issues Task Force Issue 95-22, because the agreement contains a subjective acceleration clause if, in the opinion of the lenders, there is a material adverse change in our business and provides the lenders direct access to our cash receipts.
     Liquidity. Currently, our primary source of liquidity is our cash and cash equivalents. In addition, we may supplement our liquidity by accessing our $15.0 million Credit Facility with WFB.

     At September 30, 2005, cash and cash equivalents were $7.8 million as compared to $16.3 million at December 31, 2004 and we had $5.9 million of unused availability under the Credit Facility compared to $7.7 million at December 31, 2004. On September 30, 2005, we prepaid one of our fuel suppliers an additional $1.3 million to secure a lower price per gallon of jet fuel prior to an expected price increase. Of the $7.8 million in cash and cash equivalents at September 30, 2005, a minimum of $3.0 million was required to be maintained at all times under the covenants of the Credit Facility. The decrease in cash and cash equivalents of $8.5 million is a result of using $8.0 million to fund our operations and a net $0.6 million used in investing activities, which included $2.9 million for the acquisition of operating assets offset by $1.3 million of proceeds from the sale of surplus aircraft engines and ground handling equipment and $1.0 million reclassification of restricted cash to operating cash. In addition, we generated $0.1 million from the exercise of outstanding stock options to acquire stock during the nine months ended September 30, 2005. At November 14, 2005, after the sale of the Series B Redeemable Preferred Stock and the amendment to the Credit Facility, we had $20.5 million of cash and cash equivalents on hand, of which we are required to maintain a minimum balance of $4.0 million in liquid assets at all times, and $10.9 million of unused availability under our Credit Facility.
     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months.
Results of Operations
     Revenue. Included in our revenue are the following major categories:
•	Scheduled freight revenue, which is generated from freight transportation services provided by our scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.
     Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in our expedited or deferred scheduled freight networks; and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all jet fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include jet fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the jet fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contracts;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and engines.
•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network and cargo airline, including:
•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft.
     General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo and Kitty Hawk Cargo), strategic planning, information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, strategic planning, financial planning and asset management are included in general and administrative expenses. Also included are costs associated with our performance based compensation program, legal and professional fees and consulting fees.

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
QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004
     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended September 30,
	2005	2004
Revenue:
Scheduled freight	97.6%	95.5%
Other	2.4	4.5

Total revenue	100.0	100.0
Cost of revenue	96.3	86.4

Gross profit	3.7	13.6
General and administrative expenses	4.7	6.4

Operating income (loss)	(1.0)	7.2
Other (income) expense:
Interest expense	0.1	0.1
Other (income) expense	(0.1)	0.1

Total other (income) expense	—	0.2

Income (loss) before taxes	(1.0)	7.0
Income taxes	—	1.5

Net income (loss)	(1.0)%	5.5%

Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2005		2004
		Percentage		Percentage	Percentage
		of Total		of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Scheduled freight	$39,724	97.6%	$40,603	95.5%	(2.2)%
Other:
ACMI	400	1.0	1,197	2.8	(66.6)
Miscellaneous	566	1.4	702	1.7	(19.4)

Total revenue	$40,690	100.0%	$42,502	100.0%	(4.3)%

     Scheduled Freight. For the quarter ended September 30, 2005, the $0.9 million decrease in our scheduled freight revenue was due to a 13.7% decrease in our chargeable weight offset by an increase of 13.4% in our average yield as compared to the quarter ended September 30, 2004.
     Our yield increase was due to an increase in the fuel surcharge and a revised pricing structure implemented at the beginning on 2005. The gross yield increase resulting from the increase in the fuel surcharge and the revised pricing structure was offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.
     Our chargeable weight decrease was due to reduced demand during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. We believe the decrease in demand experienced during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 was primarily due to the high cost of jet fuel which resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services.
     ACMI. For the quarter ended September 30, 2005, we generated $0.4 million of ACMI revenue while we generated $1.2 million of ACMI revenue for the quarter ended September 30, 2004.
     Miscellaneous. For the quarter ended September 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $0.6 million of revenue. Our miscellaneous revenue for the quarter ended September 30, 2004 included $0.7 million from flying ad-hoc charter services.

Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Three months ended September 30,
	2005		2004
	Cost	Percentage	Cost	Percentage	Percentage
	of	of Total	of	of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Flight expense	$8,134	20.0%	$6,955	16.4%	17.0%
Transportation expense	3,381	8.3	4,254	10.0	(20.5)
Fuel expense	13,874	34.1	12,102	28.5	14.6
Maintenance expense	3,219	7.9	2,446	5.8	31.6
Freight handling expense	6,472	15.9	7,234	17.0	(10.5)
Depreciation and amortization	966	2.4	790	1.8	22.3
Operating overhead expense	3,152	7.7	2,924	6.9	7.8

Total cost of revenue	$39,198	96.3%	$36,705	86.4%	6.8%

     Flight Expense. For the quarter ended September 30, 2005, flight expense increased $1.2 million, or 17.0%, compared to the quarter ended September 30, 2004. This increase was primarily a result of increased aircraft lease expense and crew costs.
     Our aircraft lease expense increased a net of $0.8 million which was comprised of a $1.7 million increase in aircraft lease expense related to the operation of seven Boeing 737-300SF cargo aircraft, which was offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement and by the expiration of four Boeing 727-200 cargo aircraft leases during 2004. Additionally, our aircraft flew a total of 1.6%, or 96, more revenue block hours for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Our cargo airline flew 423, or 7.8%, more block hours for the scheduled freight network and 327, or 49.3%, fewer block hours for our ACMI and ad-hoc charter customers for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. These increases in block hours flown contributed to the $0.3 million increase in crew costs.
     Transportation Expense. For the quarter ended September 30, 2005, transportation expense decreased $0.9 million, or 20.5%, from the quarter ended September 30, 2004. This decrease is comprised of a $0.8 million decrease related to less chartered hours from an Airbus A-300 operating in the scheduled freight network and a $0.1 million decrease in aircraft ground operating costs during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.
     Fuel Expense. For the quarter ended September 30, 2005, fuel expense increased $1.8 million, or 14.6%, as compared to the quarter ended September 30, 2004. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of fuel increased $0.60, or 43.0%, for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The number of gallons used for the quarter ended September 30, 2005 decreased by approximately 1.6 million gallons, or 19.1%, as compared to the quarter ended September 30, 2004. The decrease in fuel consumption is primarily due to increased usage of aircraft which consume less fuel per block hour flown and fuel conservation efforts.
     Maintenance Expense. For the quarter ended September 30, 2005, maintenance expense increased $0.8 million, or 31.6%, as compared to the quarter ended September 30, 2004. Of this increase, $1.2 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under two third-party maintenance agreements, which provide for power-by-the-hour payments and fixed monthly costs, subject to annual escalations, which is offset by a $0.2 million decrease in Pratt & Whitney JT8D-9A engine overhaul reserves and $0.2 million decrease in maintenance costs on the Boeing 727-200 cargo aircraft related to a decrease in the number of these aircraft operating.

     Freight Handling Expense. For the quarter ended September 30, 2005, freight handling expense decreased $0.8 million, or 10.5%, as compared to the quarter ended September 30, 2004. The decrease in freight handling expense was due to a 13.7% decrease in total chargeable weight. Freight handling expense increased 3.8% on a per unit chargeable weight basis for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 due to the fixed cost components of our aircraft and freight handling contracts.
     Depreciation and Amortization. For the quarter ended September 30, 2005, depreciation and amortization expense increased $0.2 million, or 22.3%, as compared to the quarter ended September 30, 2004. This increase is due to capitalized airframe maintenance events and airworthiness directives for our fleet of Boeing 727-200 cargo aircraft during 2004 and 2005 which are being depreciated over the remaining useful life of these aircraft as well as purchases of equipment during 2005 to support the integration of the Boeing 737-300SF cargo aircraft operations.
     Operating Overhead Expense. For the quarter ended September 30, 2005, operating overhead increased $0.2 million, or 7.8%, as compared to the quarter ended September 30, 2004 due to an increase of $0.6 million related to the induction of the Boeing 737-300SF cargo aircraft which was offset by a $0.2 million reduction in our bad debt expense due to the collection of a previously reserved receivable and a $0.2 million refund from the 2004 workers compensation policy which was collected during 2005.
Gross Profit
     As a result of the foregoing, for the quarter ended September 30, 2005, we recognized a gross profit of $1.5 million compared to $5.8 million for the quarter ended September 30, 2004.
General and Administrative Expense
     General and administrative expense decreased $0.8 million, or 30.6%, for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease is primarily due to incurring $0.5 million less in performance based compensation expense for eligible employees and executive officers and $0.3 million in lower professional fees related to bankruptcy proceedings and compliance work related to the Sarbanes-Oxley Act.
Other (Income) Expense
     Other income increased $0.1 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Other income for the quarter ended September 30, 2005 resulted primarily from interest income on notes receivable and our invested cash balances. Other expense for the quarter ended September 30, 2004 resulted primarily from the return of $0.1 million related to the denial of our 2001 claim under the Air Transportation Safety and System Stabilization Act offset by interest income on notes receivable and our invested cash balances.
Income Taxes
     For the quarter ended September 30, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
     The following table presents, for the periods indicated, condensed consolidated statement of operations data expressed as a percentage of total revenue:

	Nine months ended September 30,
	2005	2004
Revenue:
Scheduled freight	97.5%	97.3%
Other	2.5	2.7

Total revenue	100.0	100.0
Cost of revenue	99.3	91.3

Gross profit	0.7	8.7
General and administrative expenses	5.4	7.3

Operating (income) loss	(4.7)	1.4
Other (income) expense:
Interest expense	0.2	0.2
Other (income) expense	(0.7)	(0.3)

Total other (income) expense	(0.5)	(0.1)

Income (loss) before income taxes	(4.2)	1.5
Income taxes	—	0.6

Net income (loss)	(4.2)%	0.9%

Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2005		2004
		Percentage		Percentage	Percentage
		of Total		of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Scheduled freight	$108,028	97.5%	$110,991	97.3%	(2.7)%
Other:
ACMI	932	0.9	1,837	1.6	(49.3)
Miscellaneous	1,810	1.6	1,291	1.1	40.2

Total revenue	$110,770	100.0%	$114,119	100.0%	(2.9)

     Scheduled Freight. For the nine months ended September 30, 2005, the $2.9 million decrease in our scheduled freight revenue was due to an 11.7% decrease in our chargeable weight offset by an increase of 10.3% in our average yield as compared to the nine months ended September 30, 2004.
     Our yield increase was due to an increase in the fuel surcharge, the implementation of a security surcharge and a revised pricing structure implemented at the beginning of 2005. The gross yield increase resulting from the increase in fuel and security surcharges and the revised pricing structure was offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets.
     Our chargeable weight decrease was due to reduced demand during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We believe the decrease in demand experienced during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to the high cost of jet fuel which resulted in our charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services. This decrease in demand was partially offset by an increase in chargeable weight resulting from our second quarter 2004 expansion into San Juan, Puerto Rico.
     ACMI. For the nine months ended September 30, 2005, we generated $0.9 million of ACMI revenue. For the nine months ended September 30, 2004, we generated $1.8 million of ACMI revenue.
     Miscellaneous. For the nine months ended September 30, 2005, our miscellaneous revenue included flying ad-hoc charter services for several customers which generated $1.8 million of revenue. Our miscellaneous revenue for the nine months ended September 30, 2004 included $1.3 million from flying ad-hoc charter services.
Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	Nine months ended September 30,
	2005		2004
	Cost	Percentage	Cost	Percentage	Percentage
	of	of Total	of	of Total	Change from
	Revenue	Revenue	Revenue	Revenue	2004 to 2005
	(dollars in thousands)
Flight expense	$21,415	19.3%	$21,525	18.9%	(0.5)%
Transportation expense	10,226	9.2	10,504	9.2	(2.6)
Fuel expense	39,059	35.3	32,181	28.2	21.4
Maintenance expense	8,271	7.5	8,623	7.6	(4.1)
Freight handling expense	19,277	17.4	20,584	18.0	(6.3)
Depreciation and amortization	2,791	2.5	2,290	2.0	21.9
Operating overhead expense	8,974	8.1	8,421	7.4	6.6

Total cost of revenue	$110,013	99.3%	$104,128	91.3%	5.7%

     Flight Expense. For the nine months ended September 30, 2005, flight expense decreased $0.1 million, or 0.5%, compared to the nine months ended September 30, 2004. This decrease was primarily a result of lower aircraft lease expense and lower aircraft insurance expense offset by higher crew costs and other flight operations personnel costs.
     Our aircraft lease expense decreased $0.7 million due to a decrease of $3.1 million related to the expiration of four Boeing 727-200 cargo aircraft leases during 2004 and lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. This decrease was offset by $2.4 million of lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service. Our aircraft insurance expense decreased $0.1 million due to the expiration of four Boeing 727-200 cargo aircraft leases during 2004 which was offset by the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005. Our aircraft flew a total of 4.2%, or 767, fewer revenue block hours for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Our cargo airline flew 323, or 1.9%, fewer block hours for the scheduled freight network and 444, or 41.8%, fewer block hours for our ACMI and ad-hoc charter customers for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Crew costs increased $0.5 million due in part to higher travel, longevity pay increases, and slightly higher paid versus flown hours. Flight operations personnel costs increased due to additional support staff requirements related to the integration of the Boeing 737-300SF cargo aircraft.
     Transportation Expense. For the nine months ended September 30, 2005, transportation expense decreased $0.3 million, or 2.6%, from the nine months ended September 30, 2004. This decrease is comprised of $0.3 million related to less chartered hours from an Airbus A-300 operating in the scheduled freight network and a $0.5 million decrease in aircraft ground operating costs during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These decreases were offset by a $0.5 million increase in trucking expense incurred due to additional road feeder markets, the offering of our new airport-to-door delivery option and higher fuel surcharges assessed by the truck carriers.
     Fuel Expense. For the nine months ended September 30, 2005, fuel expense increased $6.9 million, or 21.4%, as compared to the nine months ended September 30, 2004. Fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of fuel increased $0.49, or 38.3%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The number of gallons used for the nine months ended September 30, 2005 decreased by approximately 3.0 million gallons, or 12.1%, as compared to the nine months ended September 30, 2004. The decrease in fuel consumption is primarily due to increased usage of aircraft which consume less fuel per block hour flown, fewer block hours flown and our fuel conservation efforts.
     Maintenance Expense. For the nine months ended September 30, 2005, maintenance expense decreased $0.4 million, or 4.1%, as compared to the nine months ended September 30, 2004.
     Included in maintenance expense for the nine months ended September 30, 2004 is a $1.7 million charge to maintenance expense to meet the additional lease return obligations on four Boeing 727-200 cargo aircraft which were returned during the second and third quarters of 2004, an increase of $0.4 million related to Pratt &Whitney JT8D-9A engine maintenance reserves and a $0.5 million reversal of excess airframe maintenance reserves at September 30, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.
     If not for the net $1.6 million increase from the items listed above in 2004, maintenance expense would have increased $1.2 million, or 17.8%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, $1.4 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under two third-party maintenance agreements, which provide for power-by-the-hour payments and fixed monthly costs, subject to annual escalations, which was offset by $0.2 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to less flight activity.
     Freight Handling Expense. For the nine months ended September 30, 2005, freight handling expense decreased $1.3 million, or 6.3%, as compared to the nine months ended September 30, 2004. The decrease in freight handling expense was due to an 11.7% decrease in chargeable weight. Freight handling expense increased 6.0% on a chargeable weight basis for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to the fixed cost components of our aircraft and freight handling contracts.
     Depreciation and Amortization. For the nine months ended September 30, 2005, depreciation and amortization expense increased $0.5 million, or 21.9%, as compared to the nine months ended September 30, 2004. This increase is due to capitalized airframe maintenance events and airworthiness directives for our fleet of Boeing 727-200 cargo aircraft during 2004 and 2005 which are being depreciated over the remaining useful life of these aircraft as well as purchases of equipment during 2005 to support the integration of the Boeing 737-300SF cargo aircraft operations.
     Operating Overhead Expense. For the nine months ended September 30, 2005, operating overhead increased $0.6 million, or 6.6%, as compared to the nine months ended September 30, 2004. During the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, we incurred $1.7 million of costs related to the induction of the Boeing 737-300SF cargo aircraft. This increase was offset by a $0.6 million reduction in our bad debt expense due to the collection of a previously reserved receivable, a $0.3 million reduction in our allowance for doubtful accounts as compared to September 30, 2004 based on our estimate of uncollectible accounts receivable and $0.2 million refund from the 2004 workers compensation policy which was collected during 2005.
Gross Profit
     As a result of the foregoing, for the nine months ended September 30, 2005, we recognized a gross profit of $0.8 million compared to $10.0 million for the nine months ended September 30, 2004.

General and Administrative Expense
     General and administrative expense decreased $2.1 million, or 26.1%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease was primarily due to incurring $1.0 million less in performance based compensation expense for eligible employees and executive officers and $0.9 million in lower professional fees related to tax return preparation, bankruptcy proceedings, the shareholder rights agreement and compliance with the Sarbanes-Oxley Act. Additionally, general and administrative expense was further reduced by $0.6 million of gains from the sale of assets compared to $0.2 million of gains from the sale of assets for the nine months ended September 30, 2004.
Other (Income) Expense
     Other income for the nine months ended September 30, 2005 resulted primarily from $0.4 million related to the recovery of retroactive adjustments on our worker’s compensation policy related to the 1998 and 1999 policy years which were pre-bankruptcy and resulted partially from our discontinued operations, $0.1 million related to the recovery of a 2001 customer accounts receivable balance which was reserved by us during their bankruptcy proceedings, and $0.2 million related to interest income on notes receivable and our invested cash balances. Other income for the nine months ended September 30, 2004 relates primarily to interest income on notes receivable and our invested cash balances.
Income Taxes
     For the nine months ended September 30, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.
Contractual Obligations
     The following table sets forth our contractual obligations as of November 11, 2005 for the periods shown:

		Three Months	Two Years	Two Years
		Ending	Ending	Ending
Contractual Obligations	Total	December 31, 2005	December 31, 2007	December 31, 2009	Thereafter
			(in thousands)
Debt	$2,882	$2,076	$806	$—	$—
Non-aircraft operating leases	33,230	667	4,765	4,448	23,350
Aircraft operating leases and use agreements (1)	131,517	6,069	34,283	24,410	66,755

Total contractual cash obligations	$167,629	$8,812	$39,854	$28,858	$90,105

(1)	Includes minimum contractual obligations under the third-party power-by-the-hour maintenance contracts related to the Boeing 737-300SF cargo aircraft.
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
•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	changes in the cost and availability of jet fuel and diesel fuel and our ability to recapture increases in the cost of jet fuel and diesel fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	limitations upon financial and operating flexibility due to the terms of our Credit Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our parts, airframes or aircraft engines

•	changes in the cost of Boeing 727-200 cargo airframe or aircraft engine maintenance;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to successfully integrate and operate our LTL ground network;

•	the ability to attract sufficient customers and freight volumes for our LTL ground network;

•	findings of environmental contamination; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
     Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We are currently undergoing a comprehensive effort to ensure compliance with the internal control reporting regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2007. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, our management has identified certain areas requiring improvement, which we are addressing. None of these improvements relate to matters that management considers to be a material weakness in internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors named us as a third party defendant in the litigation seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and we were dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors filed a motion to reconsider. While we cannot predict the outcome of this matter at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ claim. No amounts have been accrued for this contingency.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

KITTY HAWK, INC.

By:	/s/ JAMES R. KUPFERSCHMID

James R. Kupferschmid
Vice President — Finance and Chief Financial
Officer (Authorized officer and principal
financial officer)