Form 10-K
period 2005-12-31
KITTY HAWK INC
filed 2006-03-20
CIK 932110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2005

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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $54.8 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      At March 9, 2006, there were 50,634,594 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2006 have been incorporated by reference into Part III of this annual report on Form 10-K.

KITTY HAWK, INC.
2005 ANNUAL REPORT ON FORM 10-K

Glossary of Selected Industry Terms
      The following are definitions of terms commonly used in the transportation industry and this annual report:

“ACMI” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on a contractual basis for 30 days or longer.

“Ad-hoc charter” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on an on-demand basis or on a contractual basis for less than 30 days. Ad-hoc charters may also include other costs to operate the aircraft, including aircraft fuel and aircraft handling charges.

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

“LTL” means the transportation of less than a full truckload of freight.

“Power-by-the-hour” means payment for services or use of assets on a flight hour basis.

“Rotable part” means an aircraft part that can be repaired and reinstalled on an aircraft.

“Yield” means revenue expressed on a per chargeable weight pound carried basis. Revenue includes the price charged for the service plus any fuel or security surcharges.

PART I

ITEM 1.	BUSINESS
General
      Kitty Hawk, Inc. is a holding company, and we currently operate through our two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo.
      Kitty Hawk Cargo operates a scheduled freight network providing expedited and deferred freight services. Our expedited freight services are provided through a major independent airport-to-airport scheduled air and ground freight network serving selected cities in the continental U.S. and Canada and San Juan, Puerto Rico. In addition, we have business alliances that allow us to provide expedited freight services to Alaska, Hawaii and Mexico. Beginning October 31, 2005, we expanded our ground freight transportation network to include scheduled airport-to-airport, LTL deferred freight service to 28 cities. Our airport-to-airport LTL ground network is operated by Kitty Hawk Cargo through the use of contracts with dedicated truck load trucking carriers who provide the trucks, trailers, drivers, insurance, diesel fuel and permits. As of March 9, 2006, we further expanded our LTL ground network to serve 46 cities in the continental U.S.
      Expedited and deferred freight includes freight of varying sizes and weights. Expedited freight typically includes freight transit times from a few hours to overnight to second morning. Deferred freight includes freight transit times of up to five days. Transit times may vary, subject to customer preference and acceptance by the transportation provider. Our scheduled air network generally competes in the heavy weight and oversized, next-morning and two-day expedited freight segment of the U.S. freight transportation industry. Our scheduled LTL ground network generally competes in the heavy weight and oversized deferred freight segment of the U.S. freight transportation industry.
      As an independent freight network, we typically do not transport freight from shippers to our cargo facilities or from our cargo facilities to the final recipients. As a result, we primarily provide freight services to freight forwarders, logistics companies and airlines. Our customers either transport the freight to and from our cargo facilities in the origin and destination cities we serve or arrange for others to provide these services. On a limited basis, for an additional fee, we offer an airport-to-door delivery option to our customers and occasionally arrange for the initial pick up of freight from shippers by contracting with local cartage agents in major metropolitan areas of the continental U.S. During 2005, we generated approximately 97.0% of our revenue from our scheduled freight services.
      Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services primarily for Kitty Hawk Cargo’s scheduled freight network. When Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo markets and provides ACMI and ad-hoc charter transportation services to a variety of customers. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. ACMI and ad-hoc charters generated approximately 3.0% of our revenues during 2005.
      As of March 9, 2006, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, five owned Boeing 727-200 cargo aircraft and five Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement.
      We were incorporated on October 20, 1994, as a Delaware corporation. Kitty Hawk Aircargo was incorporated on January 11, 1989, as a Texas corporation, and Kitty Hawk Cargo was incorporated on April 13, 1999, as a Delaware corporation. Our principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261, and our main telephone number is (972) 456-2200. Other than providing certain services to our wholly-owned subsidiaries, including strategic planning, treasury and accounting functions, human resource management and legal support, Kitty Hawk, Inc. currently does not have any operations separate and apart from those conducted by its subsidiaries. In addition, we continually evaluate businesses and other opportunities, whether or not related to our current businesses, for investment, acquisition and strategic alliances to enhance stockholder value.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are made available free of charge through the Company Information section of our Internet website, http://www.kittyhawkcompanies.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on or linked to our website does not constitute part of this Form 10-K.
Recent Developments
      Series B Redeemable Preferred Stock. On November 14, 2005, we sold 14,800 shares of Series B Convertible Preferred Stock, par value $0.01 per share, or Series B Redeemable Preferred Stock, in a private placement. We received net cash proceeds of approximately $13.9 million from the sale of the Series B Redeemable Preferred Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Series B Redeemable Preferred Stock” for more information about the sale of the Series B Redeemable Preferred Stock.
      Completion of Bankruptcy Case and Distribution of Class 7 Trust Shares. On January 24, 2005, the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division entered an order closing our Chapter 11 bankruptcy case because the case had been completed. In March 2006, we commenced the final distribution of shares of common stock under the plan of reorganization.
Industry Overview
      The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Freight is shipped on either an expedited or deferred basis. Expedited freight transit times vary from a few hours to overnight to second morning. In contrast, deferred freight includes freight transit times of up to five days. Both expedited and deferred freight includes freight of varying sizes and weights, from small envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.
      Our scheduled air network generally competes in the heavy weight and oversized, expedited freight segment of the U.S. freight transportation industry. Our scheduled LTL ground network generally competes in the heavy weight and oversized, deferred freight segment of the U.S. freight transportation industry. These segments are highly competitive and very fragmented. The ability to effectively compete depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability.
      There is generally an inverse relationship between cost per pound transported and transit time. As a result, shippers typically pay the highest cost per pound for the quickest transit times. As transit times increase, the cost per pound transported generally decreases.
      The expedited freight market is generally served by:

•	freight carriers that primarily provide airport-to-airport air and ground transportation services to freight forwarders and third party logistic providers;

•	freight carriers including integrated carriers that provide door-to-door air and ground freight transportation and delivery services to shippers, freight forwarders and third party logistic providers;

•	cargo airlines that provide shippers, freight forwarders, third party logistic providers and other airlines with medium and long-term contracted air freight transportation services; and

•	cargo airlines that provide shippers, freight forwarders and third party logistic providers with charter or on-demand services, as opposed to medium and long-term contracted air freight transportation services.
      The deferred freight market is generally served by:

•	ground transportation companies that utilize all-truck networks generally offering door-to-door or city-to-city service on a common-carrier LTL basis;

•	ground transportation companies that utilize trucks on a single-haul truck-load and LTL basis; and

•	integrated package delivery or courier companies that primarily provide door-to-door service.
      A number of freight transportation companies, including us, provide a combination of delivery services. Specifically, our scheduled freight network provides regularly scheduled expedited and deferred freight delivery services between various cities, and our cargo airline on occasion provides ACMI and ad-hoc charter services to customers needing air lift for a specified period of time.
      The demand for freight services in the U.S. is primarily influenced by the health of the U.S. economy, which is cyclical in nature. Domestic durable goods manufacturing and corporate capital expenditures in the U.S. have a significant impact on the amount of freight that is transported. In addition, the demand for expedited air freight services is influenced by the cost of aircraft fuel as this affects the price of expedited air freight services, and the demand for deferred freight services is influenced by the cost of diesel fuel as this affects the price of trucking services.
      We believe the activity level of the following domestic industries, listed in decreasing order of influence, have the most significant impact on demand for our scheduled freight services:

•	automotive;

•	electronics;

•	telecom and related infrastructure equipment;

•	apparel; and

•	other durable goods and equipment.
Scheduled Freight Services
      General. We operate a major independent airport-to-airport scheduled freight network that provides expedited and deferred transportation of predominantly heavy weight and oversized freight. We provide our expedited freight services between selected cities in the continental U.S. and Canada and San Juan, Puerto Rico through a hub and spoke network. Most of the air freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled LTL ground network freight is routed through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond North America.
      Our sorting facility in Fort Wayne, Indiana is a 239,000 square foot facility designed to meet the specific requirements of our scheduled freight network. We believe the sorting facility is capable of handling over 2.0 million pounds of freight on a given operational night, or about twice our peak volumes in 2005. We also hold options which expire in July 2009 for 14 acres of land adjacent to our sorting facility which could be used to expand our current operations or to accommodate third party distribution centers.
      Our scheduled air freight service currently transports freight by aircraft to and from airports located in 24 cities. In addition, our scheduled LTL ground network currently operates to 46 cities at which we receive and deliver freight at scheduled times. We also have business alliances to provide air service to 15 additional cities in Alaska, Hawaii and Mexico. We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana which is operated by our employees. We continually evaluate the cities in our scheduled freight network and add and remove cities as circumstances warrant.

      In general, we transport the following types of freight:

•	heavy weight freight that cannot be easily handled by one person;

•	hazardous materials;

•	high value and security sensitive freight;

•	dimensionally oversized freight;

•	freight requiring special handling or that must be attended in flight;

•	small packages; and

•	live animals.
      Our scheduled freight services cater primarily to freight forwarders, logistics companies and airlines. Our customers typically arrange transportation from the shipper to our cargo facility in the city of origin and from our cargo facility in the city of destination to the recipient. We offer our customers various levels of delivery services, including next morning delivery, second-day morning delivery and three, four and five day deferred delivery to our cargo facility in the city of destination. On a limited basis, for an additional fee, we also offer an airport-to-door delivery option to our customers by contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. In 2005, we generated $152.0 million of revenue, or 97.0% of our total revenue, from our scheduled freight network.
      Customers. We currently have over 550 active freight forwarder and logistics company customers. In 2005, our top 25 customers accounted for more than 65.0% of our scheduled freight revenue, and our top five customers accounted for more than 30.0% of our scheduled freight revenue.
      The following table lists each customer that accounted for at least 5% of our scheduled freight revenue in 2005 and the percentage of our scheduled freight revenue derived from those customers in 2005 and 2004.

	2005		2004

		Percentage of		Percentage of
		Scheduled		Scheduled
Customer	Revenue	Freight Revenue	Revenue	Freight Revenue

		(Dollars in thousands)
Pilot Air Freight, Inc.	$16,970	11.2%	$18,156	11.8%
Eagle Global Logistics, Inc.	12,862	8.5	13,582	8.8
AIT Freight Systems, Inc.	8,358	5.5	10,427	6.8
      We generally maintain a close operating relationship with our customers. We offer our customers discount programs based upon the volume of freight shipped in our network and timely payment of invoices. Each of our significant customers participates in this discount program. We have no material minimum shipping contracts with our customers, including our most significant customers. As a result, our customers generally book scheduled freight services with us on an as-needed basis.
      As part of our strategic planning activities for our scheduled freight network, we regularly meet with our customers to determine their projected needs for freight services and the geographic areas where they need service. We use this information to determine if our service levels, service areas and capacity are adequate to meet the demands of our customers.
      Competition. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies and integrated freight transportation companies, such as BAX Global, FedEx and United Parcel Service. Many of our competitors have substantially larger freight networks, serve significantly more cities, and have considerably more freight system capacity, capital and financial resources than we do.

Air Freight Transportation Services
      General. Currently, Kitty Hawk Aircargo primarily provides air freight transportation services for our expedited scheduled freight business. In addition, Kitty Hawk Aircargo markets and provides ACMI and ad-hoc charter transportation services to a variety of customers. During 2005, we generated $1.6 million in revenue from ACMI contracts and $3.1 million in revenue from ad-hoc charters. By providing ACMI and ad-hoc charter services, we generate additional revenue and are able to improve the utilization of our aircraft fleet.
      ACMI Contracts. Our ACMI contracts with third parties typically require us to provide the aircraft, crew, maintenance and insurance. Other than the above ACMI costs, our customers are typically responsible for substantially all aircraft operating expenses, including aircraft fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ACMI contracts have a term of 30 days or more and generally provide for a minimum monthly revenue guarantee. In general, ACMI contracts are terminable upon 30 days’ prior written notice by either party or if we fail to meet certain minimum performance levels.
      Ad-hoc Charters. The terms of our ad-hoc charter contracts vary from an ACMI-type arrangement to us being responsible for substantially all aircraft operating costs, including aircraft fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ad-hoc charter arrangements and contracts have terms of less than 30 days and may provide for a minimum daily revenue guarantee.
Aircraft Fleet
      Boeing 737-300SF Cargo Aircraft Leases. At March 9, 2006, we had seven Boeing 737-300SF cargo aircraft under operating leases with affiliates of GE Capital Aviation Services. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk, Inc. and Kitty Hawk Cargo. The leases generally are not terminable prior to the expiration of the initial ten year term and impose limits on our ability to sublease the aircraft, but generally do not limit our ability to operate them on behalf of third parties in ACMI service. Each of the leases contains two 30-month extension options exercisable at our discretion. The leases allow us to substitute these aircraft for larger Boeing 737-400 cargo aircraft during the sixth year of the lease if they are available for lease by the lessor and we can agree on terms. In addition, we have a power-by-the hour maintenance agreement with Aviation Services International, LLC which covers normal maintenance for these aircraft.
      During 2004 and 2005, we incurred significant one-time costs to integrate these Boeing 737-300SF cargo aircraft into our current fleet and operations, including, but not limited to, costs relating to pilot training, maintenance training, purchases of additional tooling and spare parts and costs to modify our operational manuals and maintenance program. In 2004 and 2005, we incurred costs of approximately $1.9 million and $3.7 million, respectively, related to the induction of the Boeing 737-300SF cargo aircraft. We do not anticipate incurring additional Boeing 737-300SF cargo aircraft induction costs during 2006.
      The Boeing 737-300SF cargo aircraft has higher lease and insurance costs than our Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity than our Boeing 727-200 cargo aircraft. The Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower aircraft fuel consumption rates, lower crew costs from operating with a two person crew instead of three, as well as lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300SF cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. We have deployed the Boeing 737-300SF cargo aircraft in our operations in situations in which we can take advantage of its lower operating cost and improved performance characteristics and for which its capacity is better suited.
      Owned Aircraft. At March 9, 2006, we owned 12 Boeing 727-200 cargo aircraft of which five were operating in revenue service and one is temporarily parked and will be available for revenue service during

2006. Based on our current fleet composition plan, we have determined it is uneconomical to perform the heavy maintenance required on the remaining six aircraft to return them to revenue service.
      Second Amended and Restated Aircraft and Engine Use Agreement. We have an aircraft and engine use agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust Agreement. The Trust Agreement originally made 11 Boeing 727-200 cargo airframes and 28 aircraft engines available for operation by Kitty Hawk Aircargo. As of March 9, 2006, we were operating five of these Boeing 727-200 cargo airframes and ten aircraft engines in revenue service. The Trust Agreement’s terms for the aircraft engines terminate on the earlier of the estimated time of their next scheduled heavy maintenance event or December 31, 2008. The Trust Agreement’s terms for the airframes generally coincide with the approximate date of the expected next heavy maintenance event of each particular airframe. Based on our estimated monthly usage of the Trust Agreement airframes and engines, the estimated expiration dates are as follows:

Number of	Estimated	Number of	Estimated
Engines	Expiration Date	Airframes	Expiration Date

2	June 30, 2006	1	September 30, 2006
1	July 31, 2006	3	December 31, 2006
1	December 31, 2006	1	December 31, 2009
1	February 28, 2007
1	April 30, 2007
1	June 30, 2007
1	September 30, 2007
1	November 30, 2007
1	November 30, 2008
      In addition, we have the option to further extend, at our discretion, the use of one of the airframes from September 30, 2006 to December 31, 2009. Pursuant to the exercise of this airframe extension option, the Trust will be required to fund a majority of the currently anticipated costs of the next heavy maintenance event on the airframe and we will be required to meet minimum usage guarantees during the extended term. If this airframe option is exercised, we will be responsible for any costs related to heavy maintenance or compliance with FAA-mandated Airworthiness Directives in excess of the amount paid by the Trust.
      The Trust Agreement requires us to pay for a minimum use of the airframes and aircraft engines, regardless of our actual usage. Since the inception of this Trust Agreement, we have used and currently project to use these airframes and aircraft engines more than these monthly minimums require. During 2005, we paid the Trust $4.5 million for the use of airframes and engines under this arrangement. In addition, during 2005, the Trust reimbursed us $1.3 million for heavy maintenance costs which we paid on behalf of the Trust in accordance with the agreement.
      These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes. The holders of our former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. The beneficiaries of the Trust include Resurgence Asset Management and Everest Capital Limited each of which beneficially owned greater than 5% of our common stock as of March 9, 2006. As of March 9, 2006, the beneficiaries of the Trust and their affiliates beneficially owned at least 14.5% of our common stock, consisting of 6,528,120 shares of our outstanding common stock and warrants to purchase 979,645 shares of our common stock.
      Future Aircraft Needs. We currently anticipate that we may require as many as 16 operational aircraft on any operational night to meet the projected needs for our expedited scheduled freight service. While some owned and Trust Agreement Boeing 727-200 cargo aircraft will require heavy maintenance during 2006, we believe that the combined pool of owned, Trust Agreement, leased aircraft and aircraft under operational agreements available to us will provide us with enough aircraft to meet our projected aircraft needs in 2006. From time to time, we use financing arrangements, lease contracts or other operational agreements to replace or supplement our air lift capacity.
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
      To enhance the reliability of our service, it is generally our policy to have available at least one operational spare aircraft. The spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed. Maintaining one or more operational spare aircraft allows us to better ensure the availability of aircraft for our expedited scheduled freight operations and to provide our ACMI and ad-hoc charter customers with high dispatch reliability.
Maintenance
      We perform line maintenance with our own employees, contract employees and third party contractors. Heavy airframe and aircraft engine maintenance on our aircraft is provided by third party, FAA-approved repair stations. Maintenance performed by third parties is overseen by us. We do not have any long-term maintenance contracts for our Boeing 727-200 airframes or aircraft engines. We have a long-term power-by-the-hour maintenance agreement, or the IAI Maintenance Agreement, for our leased Boeing 737-300SF airframes and aircraft engines, with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI. The IAI Maintenance Agreement covers the initial term of our Boeing 737-300SF cargo aircraft leases plus any extension options exercised by us. The IAI Maintenance Agreement also allows us to add additional Boeing 737-300SF cargo aircraft if we lease additional Boeing 737-300SF cargo aircraft.
      The IAI Maintenance Agreement covers maintenance of the Boeing 737-300SF cargo aircraft engines, landing gear and certain rotable components and provides us with access to a spare parts pool and dedicated consignment inventory of spare parts. Pursuant to the IAI Maintenance Agreement, on a monthly basis, we pay IAI a fixed rate per aircraft for the landing gear maintenance, a rate per flight hour for access to the spare parts pool and the repair of the rotable components covered under the agreement, and a rate per flight hour for the maintenance on the engines covered under the agreement. In return, IAI performs all required maintenance on the landing gear, engines and rotable components with certain exclusions. The exclusions include repair of aircraft engines due to Foreign Object Damage, or FOD; damage caused by our negligent use of the landing gear, engine or rotable component; repairs necessitated by Airworthiness Directives issued by the FAA; optional Service Bulletins issued by the engine and component manufacturers; and repairs to landing gear, engines or components that are beyond economic repair.
      The rates per flight hour that we pay IAI for the engine and rotable components are subject to certain Boeing 737-300SF cargo aircraft fleet annual flight hour minimums. The rate per flight hour for access to the rotable component spare parts pool and for repair of rotable components covered under the agreement is also scaled based on Boeing 737-300SF cargo aircraft fleet flight hour utilization with the rate per flight hour decreasing with higher annual fleet utilization. The rate per flight hour for engine maintenance is also adjustable annually based upon various operating factors. The fixed monthly rate for the Boeing 737-300SF cargo aircraft landing gear maintenance, the rate per flight hour for maintenance of the engines and the rate per flight hour for access to the rotable component spare parts pool and for repair of the rotable components is subject to a fixed annual escalation.
      In addition, as part of the IAI Maintenance Agreement, we pay IAI a monthly fee for access to the dedicated consignment inventory of spare parts equal to a percentage of the value, when purchased by IAI, of the dedicated consignment inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, we have the ability to purchase this dedicated consignment inventory on a predetermined declining residual value.
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
      The IAI Maintenance Agreement may be terminated by IAI upon an event of default including, but not limited to, our failure to pay IAI, our filing for bankruptcy protection or a successful involuntary bankruptcy petition being filed against us.
Training and Safety
      We believe that high quality personnel, intensive training programs, quality assurance and operating at the highest level of safety and regulatory compliance are keys to our success. As a result, we hire experienced flight crews and maintenance personnel and ensure that both receive ongoing training through educational workshops, enhanced training curriculums, on the job training and, in the case of pilots, extensive simulator use. In January 2006, the FAA awarded us a fifth consecutive Certificate of Excellence — Diamond Award because 100% of our eligible mechanics received aviation maintenance technician awards from the FAA for 2005. The Diamond Award is the highest award given to aviation maintenance technicians and airlines by the FAA and recognizes individuals as well as airlines for their efforts in training. We have an ongoing safety program that employs an industry standard database to track safety performance. Additionally, we have a FAA-designated Director of Safety as well as active safety committees throughout our company. Open facsimile and phone lines are available for employees to report safety problems, which are entered into the database and monitored for any recurrence. Direct communication between flight crews, maintenance and management is available at all times through our dispatch system.
Sales and Marketing
      Our current marketing focus is on users of freight transportation services. We use different sales and marketing approaches to meet the unique needs of different users within our target market and to achieve our goal of maintaining long-term relationships with our customers. We promote our business through trade specific publications and trade shows and do not engage in mass media advertising. We believe that retaining existing customers is at least as important as generating new customers and is a direct result of customer satisfaction.
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
Employees
      General. At March 9, 2006, we employed 622 full-time and part-time employees. Of this total, 133 employees were involved in management, sales, marketing, general and administrative functions, 264 employees were involved in our Fort Wayne, Indiana hub operations and 225 employees were involved in maintenance and flight operations, including 140 flight crew members. Other than our flight crew members, our employees are not currently represented by labor unions or subject to collective bargaining agreements. We believe we have good relationships with our employees.

      Airline Pilots Association International. The pilots of Kitty Hawk Aircargo are represented by the Airline Pilots Association International, or ALPA, a national union representing airline pilots, and have a Collective Bargaining Agreement with Kitty Hawk Aircargo. The agreement covers all flight crew members of Kitty Hawk Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires in 2013. The agreement provides that no pilot who was actively employed and on the payroll of Kitty Hawk Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that in December 2006 and December 2009, Kitty Hawk Aircargo and ALPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after 60 days Kitty Hawk Aircargo and ALPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final position to final offer or “baseball-style” binding arbitration.
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
      Our business includes operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are classified as “hazardous materials” and their use, storage and disposal are regulated by various federal, state and local environmental protection laws. These laws generally require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations. As a result, we do not have any reserves for environmental liabilities.
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
      Hazardous Materials Regulations. The FAA and DOT exercise regulatory jurisdiction over transporting hazardous materials. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air and ground carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise improperly ship hazardous materials, we may suffer possible aircraft or truck damage or liability as well as substantial monetary penalties.
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
      Department of Homeland Security; Transportation Security. As a result of the passage of the Aviation and Transportation Security Act, the Congress created the Transportation Security Administration, or TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. Since inception, the TSA implemented various regulations involving the security screening of cargo. At this time, the implementation of these regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on our ability to efficiently process cargo or otherwise materially increase our operating costs.
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
Insurance
      We are vulnerable to potential losses that may be incurred in the event of an aircraft accident including damage to the aircraft due to FOD. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property. With respect to our LTL ground network, third party trucking carriers provide the primary insurance for the trucks operated in the network. Our policy is to monitor the amount of liability insurance maintained by the third party providers of ground handling services and operators of chartered aircraft and trucks used in our scheduled freight network through, among other things, the obtaining of certificates of insurance.
      We are required by the DOT to carry liability insurance on each of our aircraft and many of our aircraft leases and contracts also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft liability insurance for each aircraft in revenue service in amounts that we believe are consistent with industry standards. All-risk aircraft hull and war risk insurance is maintained for all aircraft in revenue service. This all-risk hull insurance is subject to substantial deductibles at levels that we believe are common in the industry. We maintain only ground risk insurance on aircraft that are not in revenue service. We maintain minimum cargo liability insurance if not provided by our customers under contracts. In the aggregate, we currently believe that we will be able to renew our insurance policies at comparable premium rates and with the same levels of coverage as we have experienced in the past.
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

ITEM 1A.	RISK FACTORS
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
      A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this annual report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this annual report on Form 10-K. These risks, uncertainties and other important factors include, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and diesel fuel and our ability to recapture increases in the cost of aircraft fuel and diesel fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	with respect to our recent expansion of our ground freight transportation network to include scheduled LTL deferred freight transportation services, potential competitive reactions from other LTL carriers;

•	limitations upon financial and operating flexibility due to the terms of our Credit Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our aircraft parts, airframes or aircraft engines;

•	changes in the cost of Boeing 737-300SF cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreement and/or changes in the cost of Boeing 727-200 cargo aircraft maintenance;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to successfully integrate and operate our LTL ground network;

•	the ability to attract sufficient customers and freight volumes for our LTL ground network;

•	findings of environmental contamination;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
Risks Relating to Our Business

We derive a significant portion of our revenues from a limited number of customers, and the loss of their business or payment defaults by one or more of them could have a material adverse effect on our results of operations.
      While we have over 550 active freight forwarder and logistics company customers, during the twelve months ended December 31, 2005, our top 25 customers accounted for more than 65.0% of our scheduled freight revenue and our top five customers accounted for more than 30.0% of our scheduled freight revenue. During the twelve months ended December 31, 2005, our top three customers, Pilot Air Freight, Inc., Eagle Global Logistics, Inc. and AIT Freight Systems, Inc., accounted for 11.2%, 8.5% and 5.5% of our total scheduled freight revenue, respectively.
      We do not have any material minimum shipping contracts with our customers, including our most significant customers. The loss of one or more of these customers, or a significant reduction in any of these customer’s use of our services, could have a material adverse effect on our results of operations.
      In addition, as of December 31, 2005, we had a significant concentration of credit risk because approximately 55.0% of our outstanding accounts receivable were from ten customers and 13.0% of our outstanding accounts receivable were attributable to one customer, Pilot Air Freight, Inc. A payment default by one of these customers could have a material adverse effect on our results of operations.

Our inability to schedule the Boeing 737-300SF cargo aircraft in our operations to achieve sufficient utilization could have a material adverse effect on our results of operations.
      During the course of 2005, we took delivery of seven leased Boeing 737-300SF cargo aircraft. We have deployed our Boeing 737-300SF cargo aircraft in situations in which we can take advantage of their lower operating costs and improved performance characteristics and in situations for which their capacity is better suited than our Boeing 727-200 cargo aircraft. In addition, we have developed fleet operating and utilization schedules that largely offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft by achieving a higher average utilization per aircraft as compared to the Boeing 727-200 cargo aircraft.
      If we are unable to achieve sufficient utilization of our Boeing 737-300SF cargo aircraft, we may not be able to offset its higher lease and insurance costs with its lower operating costs. Further, because the operating leases for the Boeing 737-300SF cargo aircraft contain restrictions on our ability to sublease the aircraft and prohibit us from terminating the leases prior to the expiration of the initial ten-year term, we may not be able to sublease these aircraft or terminate the leases if we are unable to generate sufficient utilization. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.

Our inability to execute upon our plans to expand our LTL ground freight network, or to manage or generate sufficient revenues from that new line of business, could have a material adverse effect on our results of operations.
      Beginning October 31, 2005, we expanded our ground freight transportation network to include scheduled airport-to-airport, LTL deferred freight service. As of March 9, 2006, we provided deferred freight services to 46 cities. Our LTL ground freight network is a scheduled airport-to-airport deferred trucking network currently operated by Kitty Hawk Cargo through the use of contracted dedicated trucks and trailers from truck load trucking carriers who provide the trucks, trailers, drivers, insurance, diesel fuel and permits. Our growth plans for the LTL ground freight network will place significant demands on our management and operating personnel. If we are unable to manage the implementation and growth of our LTL ground freight network effectively, our business, results of operations and financial condition may be materially adversely affected. Accordingly, our business and future operating results will depend on the ability of our management and operating personnel to implement and expand our LTL ground freight network.

The as-needed nature of our scheduled freight business and the types of industries we serve subjects our business to significant market fluctuations that are beyond our control and a downward market fluctuation could have a material adverse effect on our results of operations.
      Our scheduled freight network relies on customers who need expedited or time-definite delivery on an as-needed basis for air freight and deferred delivery on an as-needed basis for ground freight. As the freight is shipped on an as-needed basis, we do not have contracts with our customers. Without customer contracts, the overall demand for our freight services is primarily influenced by the health of the

U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services including services from competitors who are larger than us, serve more cities than we do and have more financial resources than we do. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors. A downward fluctuation in demand for our scheduled freight services could have a material adverse effect on our results of operations.

The U.S. freight transportation industry is highly competitive and, if we cannot successfully compete, our results of operations and profitability may be materially adversely affected.
      The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Freight is shipped on either an expedited or deferred basis. Expedited freight transit times vary from a few hours to overnight to second morning. In contrast, deferred freight includes freight transit times of up to five days. Both expedited and deferred freight includes freight of varying sizes and weights, from small envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.
      Our scheduled air network generally competes in the inter-city, heavy weight and oversized, next-morning and second-day expedited freight segment of the U.S. freight transportation industry. Our scheduled LTL ground network generally competes in the heavy weight and oversized deferred freight segment of the U.S. freight transportation industry. These segments are highly competitive and very fragmented. The ability to compete effectively depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies for deliveries of less than 1,000 mile distances, regional and national LTL trucking companies and integrated freight transportation companies, such as BAX Global, FedEx and United Parcel Service. Many of our competitors have substantially larger freight networks, serve significantly more cities and have considerably more freight system capacity, capital and financial resources than we do.
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
      A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, apparel and other durable goods and equipment industries. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. economy. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically being the highest demand and strongest revenue quarters.
      The announcements in November 2005 by General Motors Corp. and Ford Motor Co. that each of them expects to close multiple plants may have an impact on the amount of freight transported generally in the automotive industry. A significant decrease in freight transportation in the automotive industry could significantly reduce the demand for our services and have a material adverse effect on our results of operations.

Our inability to attract sufficient business from customers at economical prices for our expanded ground freight network could impair our ability to compete in the LTL ground freight market and could have a material adverse effect on our results of operations and profitability.
      The profitability of our LTL ground freight network depends on our ability to carry sufficient freight to cover our contracted trucking costs, working capital needs associated with operating and expanding our ground freight network and certain recurring fixed costs. If we are unable to attract sufficient business from customers willing to pay high enough rates to cover our costs, our results of operations and profitability may be materially adversely affected.

Our failure to comply with the financial ratios and other covenants in our Credit Facility could result in an event of default that could cause acceleration of the repayment of our indebtedness.
      The terms of our credit facility with Wells Fargo Business Credit, Inc., or the Credit Facility, require us to achieve and maintain certain specified financial ratios. Our failure to comply with the financial ratios and other covenants and requirements contained in the Credit Facility could cause an event of default. The occurrence of an event of default could prohibit us from accessing additional borrowings and permit Wells Fargo Business Credit to declare the amount outstanding under the Credit Facility to be immediately due and payable. In addition, pursuant to our lockbox arrangement with Wells Fargo Business Credit, upon an event of default, Wells Fargo Business Credit could apply all of the payments on our accounts receivable to repay the amount outstanding under the Credit Facility. In that event, we would not have access to the cash flow generated by our accounts receivable until the amount outstanding under the Credit Facility is first repaid in full. As of December 31, 2005, we had $1.9 million borrowed under the Credit Facility. In the event of an event of default, our assets or cash flow may not be sufficient to repay fully our borrowings under our Credit Facility, and we may be unable to refinance or restructure the payments on the Credit Facility on favorable terms or at all. An event of default under our Credit Facility, particularly if followed by an acceleration of any outstanding amount, could have a material adverse effect on our business.

The terms of our Credit Facility could restrict our operations.
      Our Credit Facility contains covenants that restrict our ability to, among other things, make capital expenditures, enter into aircraft operating leases, modify our corporate governance documents, incur certain additional debt, declare or pay certain dividends, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. These restrictions may limit our ability to engage in activities which could improve our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions, all of which could have a material adverse effect on our business and results of operations.

Writedowns of the value of our aircraft parts and supplies inventory could have a material adverse effect on our results of operations.
      When we emerged from bankruptcy in September 2002, we had a substantial amount of Boeing 727-200 aircraft parts and supplies inventory. The amount of aircraft parts and supplies inventory necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we operate. To the extent we reduce the number of Boeing 727-200 cargo aircraft that we operate in the future either through attrition or replacement with other aircraft types including the Boeing 737-300SF cargo aircraft, we may need fewer Boeing 727-200 aircraft parts and supplies inventory to maintain our Boeing 727-200 fleet. If we conclude we have aircraft parts and supplies inventory in excess of our current or anticipated future needs and if we determine that the fair market value of our Boeing 727-200 aircraft parts and supplies inventory has declined from our current carrying value, we would have to writedown the value of our Boeing 727-200 aircraft parts and supplies inventory. We review this inventory periodically and value it at least annually. In conjunction with a review of our aircraft fleet composition plan and a limited review of our Boeing 727-200 cargo aircraft parts and supplies at the end of 2004, we determined that we had certain aircraft parts and supplies with a book value of approximately $1.3 million that were surplus and that the realizable sales value of these surplus aircraft parts and supplies was approximately $0.7 million. As such, we established a valuation reserve of $0.6 million against these identified surplus aircraft parts and supplies as of December 31, 2004. As our fleet composition changed during 2005, we identified additional surplus inventory parts and supplies and increased the valuation reserve by $1.1 million as of December 31, 2005. Any such further writedowns could have a material adverse effect on our financial results. As of December 31, 2005, we estimated that the recorded cost of a portion of our active inventory and aircraft supplies exceeded fair market value and wrote down these items by $1.3 million to reduce the carrying value to fair market value.

If we lose access to, or sustain damage to, our Fort Wayne, Indiana facilities, our business would be interrupted, which could materially adversely affect our business and results of operations.
      Our Fort Wayne, Indiana facilities act as the hub of our expedited scheduled air freight network. As a result, virtually all of the air freight we transport passes through our Fort Wayne facilities on the way to its final destination. If we are unable to access our Fort Wayne facilities because of security concerns, a natural disaster, a condemnation or otherwise or if these facilities are destroyed or materially damaged, our business would be materially adversely affected.
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
      To keep our owned and leased aircraft in airworthy condition, we must hire third parties to perform scheduled heavy airframe and aircraft engine maintenance on them. An increase in the cost of airframe or aircraft engine maintenance would increase our maintenance expenses. In addition, a reduction in the availability of airframe or aircraft engine maintenance services could result in delays in getting airframes or aircraft engines serviced and result in increased maintenance expenses and lost revenue. Any increase in maintenance expenses or loss of revenue due to delays in obtaining maintenance services could have a material adverse effect on our results of operations.

Increases in the cost, or decreases in the supply, of aircraft and diesel fuel could have a material adverse effect on our results of operations.
      One of our most significant and variable costs is aircraft fuel. During 2005, our aircraft fuel averaged $1.86 per gallon, an increase of 36.8%, as compared to $1.36 per gallon for 2004. Aircraft fuel costs per gallon include the cost of aircraft fuel and all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. During 2005, we used between 2.1 million and 2.8 million gallons of aircraft fuel per month, depending on the mix of aircraft flown, the weight, origin and destination of freight shipped and the number of days the network operated during each month. During 2005, each $0.01 change in the price per gallon of aircraft fuel resulted in a change in our annual fuel cost of approximately $290,000.
      We purchase aircraft fuel from various suppliers at current market prices. We do not currently have any long-term contracts for aircraft fuel, nor do we currently have any agreements to hedge against increases in the price of aircraft fuel. On a regular basis, we review the price and availability of aircraft fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for aircraft fuel or make arrangements to hedge against changes in aircraft fuel prices, we may enter into such agreements or arrangements.
      With respect to our LTL ground freight network, the truck load carriers from whom we contract our trucks pass the increased cost of diesel fuel to us through the use of fuel surcharges.
      We periodically increase our prices or implement fuel surcharges to offset all or some of our increased fuel costs, as our scheduled freight network bears the cost of increases in aircraft and diesel fuel prices. If we are unable due to competitive pressures or other reasons to raise our fuel surcharges or prices, we may be forced to absorb increases in aircraft and/or diesel fuel costs, which could have a material adverse effect on our results of operations. In addition, as we attempt to recapture the increase in aircraft and/or diesel fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network, which could negatively affect our results of operation. The rising cost of aircraft fuel affects our working capital because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.
      Additionally, if we were unable to acquire sufficient quantities of aircraft fuel at a price we deem appropriate to fly our aircraft, we would be required to curtail our operations which could have a material adverse effect on our operations.

Increases in the cost, or decreases in the supply, of ground handling and storage services could significantly disrupt our business.
      We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana, which is operated by our employees. We also contract with third parties to provide ground transportation to approximately 46 other cities at which we receive and deliver freight at scheduled times. The impact of an increase in the cost or the decrease in the availability of ground handling and storage services could have a material adverse effect on our business.

The unavailability of aircraft due to unscheduled maintenance, accidents and other events may result in the loss of revenue and customers.
      Our revenues depend on having aircraft available for revenue service. From time to time, we may experience unscheduled maintenance due to equipment failures and accidental damage that makes our aircraft unavailable for revenue service. These problems can be compounded by the fact that spare or replacement parts and components may not be readily available in the marketplace. Failure to obtain necessary parts or components in a timely manner or at favorable prices could ground some of our fleet and result in significantly lower revenues. In the event one or more of our aircraft are out of service for an extended period of time, whether due to unscheduled maintenance, accidents or otherwise, we may be forced to lease replacement aircraft and may be unable to fully operate our business. Further, suitable replacement aircraft may not be available on acceptable terms or at all. Loss of revenue from any business interruption or costs to replace airlift could make it difficult to continue to operate our business.

The unavailability of trucks and drivers, or increases in the cost of trucking services, may materially adversely affect our results of operations of our LTL ground freight network.
      Our LTL ground freight network depends on having trucks available for service. We do not own the trucks used in our LTL ground freight network. We contract for dedicated freight hauling capacity under agreements that are terminable on 30 days notice by either party. Failure to have sufficient dedicated freight hauling capacity, at contractually determined prices, could result in significantly lower revenues and could make it difficult for us to operate our ground freight business.

Financial costs and operating limitations imposed by the unionization of our workforce could create material labor problems for our business.
      The pilots of our cargo airline are represented by ALPA, a national union representing airline pilots. We have a Collective Bargaining Agreement with ALPA. The agreement covers all flight crew members of our cargo airline with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires December 1, 2013.
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
Risks Relating to Government Regulation

If we lose our authority to conduct flight operations, we will be unable to run our air freight business.
      We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA, exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the Transportation Security Administration, the Department of Defense and the Environmental Protection Agency. In order to maintain authority to conduct flight operations, we must comply with statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. Without the necessary authority to conduct flight operations, we will be unable to run our air freight business.

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
      The FAA and DOT exercise regulatory jurisdiction over transporting hazardous materials and contraband. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air and ground carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. Although required to do so, customers may fail to inform us about hazardous or illegal cargo. If we fail to discover any undisclosed weapons, explosives, illegal drugs or other hazardous or illegal cargo or mislabel or otherwise improperly ship hazardous materials, we may suffer possible aircraft or truck damage or liability, as well as fines, penalties or flight bans, which could have a material adverse effect on our results of operations.

Department of Homeland Security and Transportation Security Administration regulations may result in unanticipated costs.
      As a result of the passage of the Aviation and Transportation Security Act, the U.S. Congress created the Transportation Security Administration, or TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. The TSA has implemented various regulations involving the security screening of cargo. At this time, the implementation of these regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on our ability to efficiently process cargo or otherwise materially increase our operating costs.
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

The interests of our principal stockholders may be inconsistent with the interests of our other equity holders and may have an adverse effect on our stock price.
      As of March 9, 2006, our 5% or greater stockholders and their affiliates beneficially owned more than 70.0% of our common stock. These stockholders and their affiliates have substantial influence and may control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders and their affiliates may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock.

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
Risks Related to Our Common Stock

The market price for our common stock may be volatile.
      The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, among others:

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	the limited depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions;

•	the cost and supply of fuel; and

•	domestic and international economic conditions.
      In recent years, the public stock markets have experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to their operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of our common stock could be adversely affected.
      In addition, although our common stock is traded on the American Stock Exchange, our common stock has traded, and may continue to trade, in low volumes. As a result, sales of small amounts of our common stock in the public market could cause the price of our common stock to fluctuate greatly, including in a materially adverse manner.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders.
      Provisions in our second amended and restated certificate of incorporation, second amended and restated bylaws, the Delaware General Corporation Law and the terms of our stockholder rights plan and Credit Facility could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our second amended and restated certificate of incorporation and second amended and restated bylaws contain the following provisions, among others, which may discourage or prevent another company from acquiring us:

•	a limitation on who may call stockholder meetings;

•	a prohibition on stockholder action by written consent; and

•	advance notification procedures for matters to be brought before stockholder meetings.

      In addition, we are subject to provisions of the Delaware General Corporation Law that prohibit us from engaging in a business combination with any “interested stockholder.” These provisions generally mean that a stockholder who owns more than 15% of our voting stock cannot acquire us for a period of three years from the date that the stockholder became an “interested stockholder,” unless various conditions are met, such as approval of the transaction by our board of directors. In addition, the terms of our Credit Facility contain provisions that restrict our ability to merge or consolidate with a potential acquirer. Finally, we have a stockholder rights plan that limits the ability of a person to acquire 15% or more of our outstanding common stock without the prior approval of our board of directors, except that the beneficial ownership threshold applicable under the stockholder rights plan to Lloyd I. Miller III and his affiliates is 23.5%. Any of the foregoing could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer to acquire our common stock, which, under certain circumstances, could adversely affect the market price of our common stock.

We do not anticipate paying cash dividends to our common stockholders in the foreseeable future.
      We intend to retain our earnings for use in our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Further, covenants contained in our Credit Facility restrict our ability to pay cash dividends on our shares of common stock and in some cases on our shares of our Series B Redeemable Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our facilities generally consist of office space, crew lounge, hangars, sorting facilities, maintenance facilities and warehouse and storage space. Except for our Atlanta, Georgia facility, all of our major operating facilities are constructed on property leased from airport owners. As a result, the improvements to these facilities revert to the owner when the ground lease expires.
      We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. and Canada. These agreements generally relate to our use of airport facilities, but may also include leases or licenses to use ramp areas and hangar and maintenance space. In addition, at March 9, 2006, we owned 12 Boeing 727-200 cargo aircraft, various aircraft engines and various ground handling and sorting equipment.
      The following is a summary of our major operating facilities:

			Owned/
Location	Use of Space	Square Feet	Leased

Dallas/ Fort Worth International Airport, Texas	Company headquarters and maintenance facility	43,400	Owned	(1)
Dallas/ Fort Worth International Airport, Texas	Offices and warehouse	48,000	Leased
Fort Wayne, Indiana	Office and sorting facilities	239,000	Leased
Atlanta, Georgia	Warehouse and sorting facility	72,000	Leased

(1)	We own the building and improvements and lease the land from the airport under an operating lease which expires in December 2007. The lease agreement provides us two five-year extension options at market rates.

ITEM 3.	LEGAL PROCEEDINGS
      General Motors. General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors named us as a third party defendant in the litigation seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and we were dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim to the U.S. District Court for the Northern District of Texas, Fort Worth Division. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors then filed a motion to reconsider with the U.S. District Court for the Northern District of Texas, Fort Worth Division, which was also denied. On January 31, 2006, General Motors filed a Notice of Appeal to the U.S. 5th Circuit Court of Appeals, appealing the denial of its motion to reconsider. While we cannot predict the outcome of this matter at this time, we believe this claim should have been discharged when our plan of reorganization was confirmed by the bankruptcy court. We will vigorously defend against General Motors’ claim. No amounts have been accrued for this contingency.
      Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
      Our executive officers are as follows:

Name	Age	Position(s)

Robert W. Zoller, Jr.	59	Chief Executive Officer, President and Director
Robert Barron	55	Vice President and Chief Operating Officer of Kitty Hawk Aircargo, Inc.
James R. Kupferschmid	47	Vice President and Chief Financial Officer
Steven E. Markhoff	39	Vice President Strategic Planning, General Counsel and Corporate Secretary
Toby J. Skaar	40	Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc.
Jessica L. Wilson	37	Chief Accounting Officer and Treasurer
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
      Robert Barron has been the Vice President and Chief Operating Officer of Kitty Hawk Aircargo since June 2005. From May 2004 until June 2005, Mr. Barron served as our Vice President of Maintenance and Engineering, overseeing all maintenance and engineering operations. From November 2000 to May 2004, Mr. Barron served as Chief Inspector for US Airways Group, Inc. Mr. Barron served as Managing Director for heavy maintenance provider, TIMCO Aviation Services, Inc. from October 1998 to November 2000. From June 1996 to October 1998, Mr. Barron served as Director of Quality Assurance and Heavy Maintenance for AirTran Airways, Inc. Mr. Barron’s 20-plus years in commercial and military aviation has also included management, quality assurance and maintenance responsibilities with Delta Air Lines and the United States Air Force.
      James R. Kupferschmid has been our Vice President and Chief Financial Officer since July 2005. From April 2004 until July 2005, Mr. Kupferschmid was a partner with Tatum Partners, LLP, an interim Chief Financial Officer and financial consultancy practice. From July 2002 to April 2004, Mr. Kupferschmid was a principal of Airline Management, LLC, an airline consulting practice. Mr. Kupferschmid served as Vice President and Chief Financial Officer of Simdesk, Inc. from May 2001 to July 2002, Director of Business Development of Northwest Airlines Corp. from July 2000 to May 2001, Vice President and Chief Financial Officer of Kickstart.com, Inc. from December 1999 to June 2000, consultant on an airline acquisition to a major U.S.-based private equity firm from July 1999 to December 1999, and as Vice President and Chief Financial Officer of MD Network, LLC from March 1998 to July 1999. Mr. Kupferschmid served in various positions with Continental Micronesia, Inc., the Asia-Pacific subsidiary of Continental Airlines, Inc., from October 1994 to September 1997 including Vice President and Chief Financial Officer. Mr. Kupferschmid is a certified public accountant licensed in the State of Texas.
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
      Jessica L. Wilson has been our Treasurer since July 2004 and our Chief Accounting Officer since August 2000. From August 1997 to July 2000, Ms. Wilson served as our Corporate Controller. From October 1990 to August 1997, Ms. Wilson was an auditor with Ernst & Young LLP. Ms. Wilson is a certified public accountant licensed in the State of Texas.
      Generally, our executive officers are elected annually by our board of directors. Our executive officers may be removed at any time by our board of directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      At March 2, 2006, there were approximately 1,119 holders of record and beneficial owners of our common stock.
      Since August 24, 2004, our common stock has traded on the American Stock Exchange, or AMEX, under the symbol “KHK.” The closing price for our common stock on AMEX as of March 9, 2006 was $1.12. From January 1, 2004 through August 23, 2004, our common stock was traded on the OTC Bulletin Board under the symbol “KTHK.OB.”
      The following table sets forth the high and low sales prices for our common stock on AMEX from August 24, 2004 through December 31, 2005 and the bid quotations of the common stock on the OTC Bulletin Board from January 1, 2004 through August 23, 2004, based on quotations provided to us by Citigroup.

	Fiscal 2005

Quarter Ended	High	Low

March 31	$1.62	$1.33
June 30	$1.44	$1.08
September 30	$1.20	$0.90
December 31	$1.13	$0.72

	Fiscal 2004

Quarter Ended	High	Low

March 31	$2.30	$1.10
June 30	$2.03	$1.40
September 30 (through August 23)	$1.44	$1.11
September 30 (beginning August 24)	$1.70	$1.22
December 31	$1.85	$1.20
      The bid prices set forth above represent inter-dealer prices, without retail markup, markdowns or commissions and may not represent actual transactions.
      We did not pay any cash dividends on our common stock in 2005 or 2004. We intend to retain our earnings for use in our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future. Further, covenants contained in our Credit Facility restrict our ability to pay cash dividends to common stockholders and in some cases to our Series B Redeemable Preferred stockholders.

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
      We emerged from bankruptcy on September 30, 2002 and implemented Fresh Start Accounting. In accordance with Fresh Start Accounting, all of our assets and liabilities were restated to reflect their respective estimated fair values as of September 30, 2002. Our consolidated financial statements after September 30, 2002 are not comparable to the periods prior to September 30, 2002. However, for purposes of this presentation, the successor results for the three months ended December 31, 2002 have been combined with the predecessor results for the nine months ended September 30, 2002. The numbers in the following table are in thousands, except per share data, average yield per chargeable weight — pounds moved, aircraft fuel — average cost per gallon and revenue block hours flown.

	Successor				Successor	Predecessor

					Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,	December 31,
	2005	2004	2003	2002	2002	2002	2001

Results of Operations
Revenue:
Scheduled freight	$151,910	$154,016	$127,412	$116,279	$31,482	$84,797	$135,052
Other(1)	4,727	4,481	4,992	5,524	2,994	2,530	112,437

Total revenue	156,637	158,497	132,404	121,803	34,476	87,327	247,489
Cost of revenue:
Operating expenses	157,764	137,017	122,209	117,401	29,658	87,743	247,390
Asset impairment(2)	—	—	—	—	—	—	86,316

Total cost of revenue	157,764	137,017	122,209	117,401	29,658	87,743	333,706

Gross profit (loss)	(1,127)	21,480	10,195	4,402	4,818	(416)	(86,217)
General and administrative expenses	8,052	11,073	9,220	7,836	2,065	5,771	12,497

Operating profit (loss) from continuing operations	(9,179)	10,407	975	(3,434)	2,753	(6,187)	(98,714)
Other (income) expense:
Interest expense	287	333	423	2,287	154	2,133	7,051
Reorganization expenses	—	—	—	39,629	—	39,629	42,676
Other income(3)	(956)	(426)	(3,589)	(30,473)	(64)	(30,409)	(692)

Total interest and other (income) expense	(669)	(93)	(3,166)	(11,443)	90	(11,353)	49,035

Income (loss) from continuing operations before income taxes	(8,510)	10,500	4,141	(14,877)	2,663	(17,540)	(147,749)
Income tax expense	—	3,970	1,511	—	—	—	—

Income (loss) from continuing operations	(8,510)	6,530	2,630	(14,877)	2,663	(17,540)	(147,749)
Loss from discontinued operations(2)(4)	—	—	—	(40,831)	—	(40,831)	(20,173)

Net income (loss) before extraordinary item	(8,510)	6,530	2,630	(55,708)	2,663	(58,371)	(167,922)
Extraordinary item(5)	—	—	—	378,068	—	378,068	—

Net income (loss)	$(8,510)	$6,530	$2,630	$322,360	$2,663	$319,697	$(167,922)

Preferred stock dividends(6)	313	—	—	—	—	—	—

Net income (loss) allocable to common stockholders(6)	$(8,823)	$6,530	$2,630	$322,360	$2,663	$319,697	$(167,922)

	Successor				Successor	Predecessor

					Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,	December 31,
	2005	2004	2003	2002	2002	2002	2001

Earnings (Loss) Per Share Data
Continuing operations(6)(7)	$(0.17)	$0.13	$0.05	$—	$0.05	$(1.02)	$(8.62)
Discontinued operations(2)(4)(7)	$—	$—	$—	$—	$—	$(2.39)	$(1.18)
Extraordinary item(5)(6)	$—	$—	$—	$—	$—	$22.07	$—
Net earnings (loss) per share(6)(7)	$(0.17)	$0.13	$0.05	$—	$0.05	$18.66	$(9.80)
Weighted average common stock outstanding(7)	51,448	50,779	50,136	—	50,000	17,133	17,133
Operating Data
Chargeable weight — pounds moved(8)	159,598	174,727	152,756	149,588	38,992	110,596	175,954
Average yield per chargeable weight — pounds moved(9)	$0.9518	$0.8815	$0.8341	$0.7773	$0.8074	$0.7667	$0.7675
Aircraft fuel — average cost per gallon(10)	$1.8633	$1.3604	$1.0325	$0.8977	$0.9946	$0.8653	$0.9606
Revenue block hours flown(11)	23,991	24,376	20,882	22,674	6,221	16,453	39,103
Financial Condition (At End of Period)
Cash and cash equivalents	$26,650	$16,284	$15,729	$10,353	$10,353	$4,610	$13,472
Total assets	56,934	49,070	47,110	47,259	47,259	47,354	171,606
Notes payable and long-term obligations(12)	2,305	2,755	3,689	4,978	4,978	5,819	6,580
Liabilities subject to compromise(12)	—	—	—	—	—	—	465,161
Stockholders’ equity (deficit)(12)	$27,407	$34,116	$23,604	$19,263	$19,263	$16,600	$(319,697)

(1)	Other revenue is primarily generated by Kitty Hawk Aircargo for services provided through ACMI and ad-hoc charters, air freight services and management of peak season operations for the U.S. Postal Service. Also included is revenue generated from freight handling services provided to third parties other than the U.S. Postal Service. Subsequent to December 31, 2001, revenue from the U.S. Postal Service is not a significant component of our revenue.

(2)	Asset impairment is the non-cash expense associated with writing down the value of our long-lived assets (mainly airframes, aircraft engines and rotable parts). Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Discontinued operations separately reports operations and components of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(3)	Other (income) expense is mainly generated through interest income and other settlements. In 2003, other income also included $3.0 million related to a customer arbitration award. In 2002, other income also included $29.4 million related to a settlement of claims against the U.S. Postal Service.

(4)	Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include the operations of our former wide-body cargo airline, the non-continental U.S. operations of our expedited scheduled freight network, our former air logistics service provider, our former small aircraft maintenance operation and our former subsidiary which developed an aircraft maintenance inventory and records software system.

(5)	The extraordinary item in 2002 represents the gain from the extinguishment of debt net of the reorganization equity value distributed, or to be distributed, to our former creditors pursuant to our plan of reorganization.

(6)	The preferred stock dividends consist of dividends on the Series B Redeemable Preferred Stock from the date of issuance to December 31, 2005 and the recognition of the beneficial conversion feature. On November 14, 2005, the fair value of the common stock issuable upon conversion of the Series B Redeemable Preferred Stock was greater than the conversion price of the Series B Redeemable Preferred Stock which resulted in a beneficial conversion feature of $0.2 million. Since the shares of Series B Redeemable Preferred Stock are immediately convertible, the beneficial conversion feature was recorded as a preferred stock dividend on November 14, 2005.

(7)	No earnings per share data is presented for the year ended December 31, 2002 because the three months ended December 31, 2002 and the nine months ended September 30, 2002 are not comparable due to the cancellation of our common stock and the application of Fresh Start Accounting at September 30, 2002. For this reason, these two periods may not be combined and used for year-over-year earnings per share comparisons. In 2002, the weighted average common stock outstanding for the predecessor period reflects the shares of common stock outstanding at September 30, 2002, which were cancelled under our plan of reorganization. In 2002, the weighted average common stock outstanding for the successor period reflects the shares of common stock and warrants to acquire common stock issued under our plan of reorganization, which were deemed to be issued and outstanding as of October 1, 2002 for purposes of this calculation. In addition, because the warrants issued under our plan of reorganization had a nominal exercise price, the shares of common stock underlying these warrants were also deemed to be outstanding for the presentation of the weighted average common stock outstanding for the successor period.

(8)	Chargeable weight — pounds moved is the greater of the actual weight of, or the minimum deemed weight based on the dimensions of, the items transported in our scheduled freight network.

(9)	Average yield per chargeable weight — pounds moved is a calculation of our scheduled freight revenue divided by the chargeable weight — pounds moved in the scheduled freight network.

(10)	Aircraft fuel — average cost per gallon is the average cost per gallon of delivering aircraft fuel into our aircraft, including the cost per gallon of the aircraft fuel, transportation fees to get the aircraft fuel to the airport, taxes, airport fees and costs associated with fueling the aircraft.

(11)	Revenue block hours flown are the block hours flown by Kitty Hawk Aircargo for the scheduled freight network, for customers on an ACMI or ad-hoc charter basis and, prior to December 31, 2001, for contracts with the U.S. Postal Service.

(12)	The variances result from our bankruptcy proceedings during which a significant amount of our outstanding notes payable and long-term obligations were cancelled and converted into shares or the right to receive shares of our new common stock or warrants to acquire shares of our new common stock and from the write-off of the stockholders’ deficit that had accumulated through September 30, 2002 in connection with our Fresh Start Accounting adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
      Kitty Hawk is a holding company and currently operates through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During 2005, we generated 97.0% of our revenue from Kitty Hawk Cargo’s scheduled freight network and 3.0% of our revenue from Kitty Hawk Aircargo’s ACMI and ad hoc charter transportation services.
      Scheduled Freight Network. We operate a major independent airport-to-airport scheduled freight network that provides expedited and deferred transportation of predominantly heavy weight and oversized freight. We provide our expedited freight services between selected cities in the continental U.S. and Canada and San Juan, Puerto Rico through a hub and spoke network. Most of the air freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled LTL ground network freight is routed through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of March 9, 2006, we offered deferred freight services to 46 cities. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond North America.
      Our scheduled freight network business relies on customers who need expedited delivery on an as-needed basis for air freight and deferred delivery on an as-needed basis for ground freight. As the freight is shipped on an as-needed basis, we do not have contracts with our customers. Without customer contracts, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors.
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
      In addition, the demand for our expedited air freight services is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by integrated freight carriers and trucking networks, including our own LTL ground network. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure freight services with acceptable service levels at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.
      Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. During 2005, Kitty Hawk Aircargo flew 93.9% of its block hours in Kitty Hawk Cargo’s scheduled freight network.
      In addition, when Kitty Hawk Aircargo’s aircraft are not being used in our scheduled freight network, Kitty Hawk Aircargo markets and provides ACMI and ad-hoc charter transportation services to a variety of customers. When providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. During 2005, ACMI and ad-hoc charters generated approximately 3.0% of our revenues.

      As of March 9, 2006, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, five owned Boeing 727-200 cargo aircraft and five Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. During 2004 and 2005, we incurred significant, one-time costs to integrate the Boeing 737-300SF cargo aircraft into our current fleet and operations, including, but not limited to, costs relating to pilot training, maintenance training, purchases of additional tooling and spare parts and costs to rewrite our operational manuals and maintenance program. In 2004, we incurred approximately $1.9 million related to the induction costs and the lease deposits for the Boeing 737-300SF cargo aircraft. During 2005, we incurred an additional $3.7 million in one-time induction costs including integration expenses and capital expenditures for the Boeing 737-300SF cargo aircraft.
      The Boeing 737-300SF cargo aircraft has higher ownership costs in the form of lease costs and insurance costs than our Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less cargo capacity by volume as compared to our Boeing 727-200 cargo aircraft. We believe the Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower aircraft fuel consumption rates, lower crew costs from operating with a two person crew instead of three, lower landing fees and reduced long-term maintenance costs. We have deployed the Boeing 737-300SF cargo aircraft in situations in which we can take advantage of its lower operating cost and improved performance characteristics and in situations for which its capacity is better suited than the Boeing 727-200 cargo aircraft. In addition, we have developed fleet operating and utilization schedules that largely offset the higher lease and insurance costs of the Boeing 737-300SF cargo aircraft and achieve a higher average utilization per cargo aircraft in our operations as compared to the Boeing 727-200 cargo aircraft. Our inability to achieve sufficient utilization of the Boeing 737-300SF cargo aircraft in our operations could have a material adverse effect on our results of operations.
      Aircraft Fuel Costs. One of our most significant and variable costs is aircraft fuel. Our scheduled freight network bears the increases in aircraft fuel costs. Therefore, we seek to recapture the increase in aircraft fuel costs through increasing our prices to our customers and/or through fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of aircraft fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in aircraft fuel costs. In addition, as we attempt to recapture the increase in aircraft fuel costs through increasing our prices to our customers and/or through fuel surcharges, our customers may continue to seek lower cost freight transportation alternatives to our expedited scheduled freight network. If aircraft fuel prices remain at recent historically high levels for an extended period and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected. The rising cost of aircraft fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the services are performed. We purchase aircraft fuel from various suppliers at current market prices. We do not currently have any long-term contracts for aircraft fuel, nor do we currently have any agreements to hedge against increases in the price of aircraft fuel. On a regular basis, we review the price and availability of aircraft fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for aircraft fuel or make arrangements to hedge against changes in aircraft fuel prices, we may enter into such agreements or arrangements.
      During 2005, our aircraft fuel averaged $1.86 per gallon, an increase of 36.8%, as compared to $1.36 per gallon for 2004. Aircraft fuel costs per gallon include the cost of aircraft fuel and all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. During 2005, we used between 2.1 million and 2.8 million gallons of aircraft fuel per month, depending on the mix of aircraft flown, the weight, origin and destination of freight shipped and the number of days the network operated during each month. During 2005, each $0.01 change in the price per gallon of aircraft fuel resulted in a change in our annual fuel cost of approximately $290,000.

			Aircraft Fuel Expense as a
			Percentage of Scheduled
			Freight Operating
Year	Total Cost	Average Cost	Expenses

	(In millions)	(Per gallon)
2005	$54.7	$1.86	35.7%
2004	45.8	1.36	32.9
2003	30.8	1.03	25.5
      Since November 2004, we believe our expedited freight services have been negatively impacted by the rapidly changing and record high cost of aircraft fuel which has resulted in charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall record high price of energy which may have had a dampening effect upon the economic conditions of the industries, such as the automotive industry, which produce the type of freight transported in our scheduled freight network. We believe these factors contributed to lower customer demand for our expedited freight services. In response to this decrease in demand for freight in our scheduled freight network, we reduced our capacity in the expedited scheduled freight network, implemented other cost containment measures and expanded our ground transportation network to include our LTL ground freight services. We believe our expedited scheduled freight business continues to be negatively impacted by these factors. Should the current record high price for energy continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited and deferred freight services.
      Fixed Cost and Seasonality. Our scheduled freight network and cargo airline have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of network hubs and a certain minimum amount of aircraft and trucking operations for each day that we operate. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue does not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the first and second quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our scheduled freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the third and fourth quarters of the year.
      Capital Requirements and Liquidity. We have, and will continue to have, capital requirements for airframe and aircraft engine maintenance events for our fleet and non-maintenance capital expenditures. Funding requirements have historically been met through internally generated funds, bank borrowings, aircraft and other asset sales and from public and private offerings of equity and debt securities.
      At March 9, 2006, we had $21.1 million of cash on hand. To supplement our liquidity, we have a $15.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or WFB. We believe that our cash flow from operations, availability under our credit facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. In addition to our normal operating cash requirements, we believe our cash requirements for 2006 include, but are not limited to, projected capital expenditures, including investments in information technology, and costs associated with operation of our new LTL ground network.

Explanation of Statement of Operations Items
      Revenue. Included in our revenue are the following major categories:

•	Scheduled freight revenue, which is generated from freight transportation services provided by our scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.
      Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	trucking expenses for cities in scheduled freight network; and

•	pickup and/or final delivery expenses as directed by customers.

•	Aircraft Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include aircraft fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:

•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations;

•	costs of aircraft parts and supplies; and

•	accruals for maintenance of airframes and aircraft engines prior to December 31, 2004.

•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our scheduled freight network, including:

•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network and cargo airline, including:

•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft.
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
Critical Accounting Policies and Estimates
      Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine the value of our assets and certain liabilities and the amount of certain expenses. We base these estimates and assumptions upon the best information available to us at the time we make the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. As a result, our actual results could differ materially from our estimates. The most significant accounting policies include:

•	airframe and aircraft engine heavy maintenance and aircraft lease return provisions;

•	allowance for doubtful accounts;

•	accounting for aircraft parts inventory; and

•	our valuation allowance related to deferred taxes.
      The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets, liabilities or expenses. A full description of all of our significant accounting policies is included in note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

      Airframe and Aircraft Engine Heavy Maintenance and Aircraft Lease Return Provisions.
      Boeing 737-300SF Cargo Aircraft. On May 4, 2004, we entered into operating leases for seven Boeing 737-300SF cargo aircraft. Heavy maintenance on the airframes and aircraft engines must be performed in order to keep our Boeing 737-300SF cargo aircraft in airworthy condition. On March 7, 2005, we contracted with IAI to perform the heavy maintenance on the Boeing 737-300SF engines, certain rotable components and landing gear. For the C-checks, we have elected to place our Boeing 737-300SF airframes on an FAA-approved maintenance program that allows us to complete the C-checks in phases, or a phased C-check, during routine monthly maintenance of the aircraft which typically occurs during the weekend period when the aircraft is not used in revenue service. We believe that the phased C-check is a more efficient means of maintaining our Boeing 737-300SF airframes. During the term of the lease, we will perform the phased C-check using our employees and will expense the cost as it is incurred and any other component costs not covered by the IAI Maintenance Agreement in performing the phased C-checks.
      In addition to the phased C-checks, our Boeing 737-300SF cargo aircraft airframes must also undergo periodic heavy structural C-checks, or structural C-checks, every 48 months. We have entered into an agreement with the lessor under which we pay a daily rate of $117.62 per airframe to cover these costs. If the cost to perform the structural C-check exceeds the amounts paid to the lessor, we will pay the difference. These costs will be capitalized when incurred and will be amortized over the period of time until the next structural C-check. No separate reserves are maintained for structural C-checks.
      Our Boeing 737-300SF cargo aircraft lease return conditions require each Boeing 737-300SF cargo aircraft airframe to have undergone its next sequential C-check at the time of return to the lessor. The cost of the lease return C-check is covered in the daily rate being paid to the lessor for the structural C-check. Through the IAI Maintenance Agreement, IAI has assumed the financial liability for lease return conditions requirements for landing gear, engine and rotable components covered under the IAI Maintenance Agreement. Currently, these aircraft are scheduled to be returned to the lessor in 2015.
      Boeing 727-200 Cargo Aircraft — General. To keep our Boeing 727-200 cargo aircraft in airworthy condition, the airframes and aircraft engines must undergo heavy maintenance. For our Boeing 727-200 airframes, this includes a light C-check which is performed every 3,000 to 4,000 flight hours or a heavy C-check which is performed every 14,000 flight hours and includes a light C-check. For our aircraft engines, this includes a heavy shop visit which includes disassembly, inspection, repair or replacement of worn and life-limited parts, reassembly and testing.
      Accounting guidelines allow us to spread the cost of this heavy maintenance over the period of time that elapses between these maintenance events by either:

•	accruing maintenance reserves prior to incurring the actual maintenance event; or

•	capitalizing the cost of the maintenance event and amortizing the capitalized cost over the use of the airframe or engine prior to its next scheduled heavy maintenance event or the estimated useful life of the asset, whichever is shorter.
      Owned Boeing 727-200 Cargo Aircraft. Prior to December 31, 2004, we maintained airframe and aircraft engine maintenance reserves on selected Boeing 727-200 airframes and Pratt & Whitney JT8D-9A aircraft engines which were in revenue service at September 30, 2002 or which we had the intention as of September 30, 2002 to reintroduce into revenue service. At the end of 2004, we reviewed our aircraft fleet composition plan and concluded that we would not perform heavy maintenance on these Boeing 727-200 or Pratt & Whitney JT8D-9A aircraft engines. As a result of this review and changes in our estimates for Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engines maintenance reserve requirements, we reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt & Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.

      Currently, we do not maintain any Boeing 727-200 airframe maintenance reserves or Pratt & Whitney JT8D-9A aircraft engine maintenance reserves. In the event that we determine that we do not have enough Pratt & Whitney JT8D-9A aircraft engines to support our fleet composition plans, we will either seek to lease Pratt & Whitney JT8D-9A aircraft engines, or capitalize and amortize the cost of heavy maintenance on our owned Pratt & Whitney JT8D-9A aircraft engines if heavy maintenance is required. In the event that we perform heavy maintenance on our owned airframes, we will capitalize and amortize the cost of the heavy maintenance event. During 2005, we capitalized $1.3 million for heavy maintenance on two of our owned airframes which were acquired after September 30, 2002.
      We capitalize and amortize the actual cost of mandated, life-extending airframe and aircraft engine FAA Airworthiness Directive maintenance for our owned Boeing 727-200 cargo aircraft over the expected remaining life until their next heavy airframe or aircraft engine maintenance event. We base our estimate of the expected life of the airframe or aircraft engine until the next heavy maintenance event on our historical experience. During 2005 and 2004, we capitalized life-extending, FAA-mandated Airworthiness Directives of $0.1 million and $1.1 million, respectively.
      Trust Agreement Boeing 727-200 Cargo Aircraft. The Trust Agreement does not require us to maintain any heavy maintenance or lease return reserves for the Boeing 727-200 cargo aircraft we operate pursuant to the Trust Agreement and the Trust bears the cost of substantially all heavy maintenance. We capitalize and amortize over the remaining term of the lease the cost of any heavy maintenance performed on the Boeing 727-200 cargo aircraft that is not funded by the Trust. In addition, we capitalize and amortize over the remaining term of the lease the costs of any FAA-mandated Airworthiness Directive maintenance not funded by the Trust. During 2005 and 2004, we capitalized heavy maintenance and life-extending, FAA-mandated Airworthiness Directives of $0.2 million and $0.3 million, respectively.
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
      We keep an allowance for doubtful accounts as an offset to our customer accounts receivable when it is probable a customer’s receivable balance cannot be collected. If we determine that a customer’s receivable balance cannot be collected, we write-off the customer receivable balance against the allowance for doubtful accounts reserve. Once a customer account is written-off, the customer is typically not allowed to have any open credit with us. During 2005, we charged off less than $65,000 in uncollectible accounts.
      Our allowance for doubtful accounts is based on an analysis that estimates the amount of our total customer receivable balance that is not collectable. This analysis includes a review of customer aged receivables and payment trends. At December 31, 2004 and 2005, our allowance for doubtful accounts was $0.7 million and $0.1 million, respectively. As of December 31, 2005, we have a significant concentration of credit risk because approximately 55.0% of our outstanding accounts receivable were from ten customers and 13.0% of our outstanding accounts receivable was attributable to one customer. A payment default by one of these customers could significantly exceed our allowance for doubtful accounts reserve which would have a material adverse effect on our results of operations.
      Aircraft Parts Inventory Accounting. We have separate aircraft parts inventory accounting procedures for our Boeing 737-300SF cargo aircraft and our Boeing 727-200 cargo aircraft.
      Boeing 737-300SF Cargo Aircraft. Under the terms of the IAI Maintenance Agreement, IAI provides access to rotable component spare parts through an inventory pool of rotable components for which we pay IAI a monthly fixed rate per flight hour and through a dedicated consignment rotable component inventory for which we pay IAI a monthly fee equal to a percentage of the purchased value of the dedicated consignment rotable component inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, we have the ability to purchase the dedicated consignment rotable component inventory from IAI on a predetermined declining balance. The rate per flight hour we pay IAI for access to a rotable component spare parts pool includes the repair costs for both the rotable components spare parts pool and the consignment rotable component inventory. The amounts paid to IAI for access to the rotable component spare parts are expensed as incurred. See “— IAI Maintenance Agreement” for more information about this maintenance agreement.
      In addition to the rotable component spare parts provided through IAI, we maintain a stock of expendable spare parts inventory that we use to perform certain maintenance on our Boeing 737-300SF cargo aircraft. At December 31, 2005, we had purchased $0.1 million of incremental expendable spare parts to support our Boeing 737-300SF cargo aircraft. Expendable spare parts are expensed when installed on the aircraft.
      Boeing 727-200 Cargo Aircraft. We have a stock of aircraft parts and supplies that we use to perform certain maintenance on our fleet of owned and leased Boeing 727-200 cargo aircraft. At December 31, 2005, the balance of our aircraft parts and supplies inventory was $2.8 million net of established valuation reserves. This balance is based upon the sum of the estimated fair values of the aircraft parts and supplies inventory established during our fresh start accounting adjustments at September 30, 2002 upon our emergence from Chapter 11 bankruptcy, the average cost of the items acquired or repaired since September 30, 2002, and the value of items added to inventory from retired aircraft since September 30, 2002, less the average cost of parts and supplies removed from inventory to be used in aircraft maintenance, lower of cost or market adjustments and a valuation reserve established for those identified aircraft parts and supplies which have book value and have been deemed surplus at December 31, 2005.
      We currently treat all owned Boeing 727-200 cargo aircraft parts as inventory, rather than as property and equipment, and thus we do not use the rotable parts pooling concept for treatment of parts as fixed assets. We do this because currently half of our Boeing 727-200 cargo aircraft fleet is operated under the Trust Agreement. The Trust Agreement generally requires us to maintain the aircraft in an airworthy condition, which requires us to periodically install parts and supplies on the airframe or aircraft engines. Because the parts and supplies become a permanent fixture on the Trust airframe or aircraft engine, installing the part effectively transfers ownership of the part from us to the aircraft owner.
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
      Because parts can be added to inventory at either the cost to repair such a part or the pro-rata share of the net book value of the retired aircraft, the cost of parts added to inventory may be less than fair market value. Because we have limited availability of some aircraft parts and supplies, we may need to acquire additional parts in the future at then market values which could result in an increase in maintenance expense in the future which, in turn, could have a material adverse affect on our financial results. We review our inventory periodically to ensure we are carrying these parts at the lower of cost or fair market value. At December 31, 2005, we estimated that the recorded cost of a portion of our active inventory and aircraft supplies exceeded fair market value and recorded a writedown of $1.3 million to reduce the carrying value to fair market value.

      As parts and supplies are used on an airframe or aircraft engine during routine line maintenance, the average cost associated with the part or supply item is charged to maintenance expense. If the parts or supplies are being used during a light or heavy C-check or an engine heavy maintenance event, the average cost of the part or supply item is capitalized.
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
      In conjunction with a review of our aircraft fleet composition plan and a limited review of our Boeing 727-200 cargo aircraft parts and supplies at the end of 2004, we determined that we had certain aircraft parts and supplies with a book value of approximately $1.3 million that were surplus and that the realizable sales value of these surplus aircraft parts and supplies was approximately $0.7 million. As such, we established a valuation reserve of $0.6 million against these identified surplus aircraft parts and supplies as of December 31, 2004. As our fleet composition changed during 2005, we identified additional surplus inventory parts and supplies and increased the valuation reserve by $1.1 million as of December 31, 2005.
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
      Valuation Allowance Related to Deferred Taxes. Upon our emergence from bankruptcy in 2002, the tax basis of our assets and liabilities exceeded our book basis, resulting in $48.2 million in future deductible amounts for which no deferred tax asset was recorded. Due to historical operating losses and the potential for future limitations on the utilization of these deductions, we have recorded a full valuation allowance because it is unclear how much, if any, tax benefit we will realize. Therefore, no net asset value for these deductions is currently reflected in our current consolidated financial statements. At December 31, 2005, we evaluated whether it was more likely than not that we would be able to utilize these tax deductions. Based on our projections, we concluded that our deferred tax asset should remain fully reserved.
      As we realize these deductible amounts existing at December 31, 2002 through the reduction of taxable income, we record tax expense and an increase in additional paid in capital. If we determine that the realization of our remaining pre-bankruptcy tax deductions is more likely than not, we will eliminate the valuation allowance associated with these amounts and recognize a corresponding increase in additional paid in capital. During 2003 and 2004, we realized $4.1 million and $10.2 million, respectively, of these deductible amounts resulting in tax expense of $1.5 million and $3.7 million, respectively, with a corresponding increase in additional paid in capital.
      Upon our emergence from bankruptcy, our shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of our stock and warrants, there have been changes in the composition and concentration of our stockholder base. While the number of our shares outstanding has not increased significantly, these changes in stock ownership resulted in a change in control of our greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code during September 2005. Therefore, our ability to utilize our current net operating losses and other deductions to offset any future taxable income which may be generated will be subject to an annual limitation of $1.9 million. Further, any future changes in control as defined by the Internal Revenue Code may result in additional limitations on the use of these deductions in a particular tax year.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. We estimate that our earnings for the year ending December 31, 2006 will be reduced by $0.7 million for stock options and restricted stock units outstanding as of December 31, 2005 using the modified prospective method under SFAS 123R.
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statements 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006. We are currently evaluating the impact this new standard may have on our operating results.

Results of Operations
      The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,

	2005	2004	2003

Revenue:
Scheduled freight	97.0%	97.2%	96.2%
Other	3.0	2.8	3.8

Total revenue	100.0	100.0	100.0
Cost of revenue	100.7	86.5	92.3

Gross profit (loss)	(0.7)	13.5	7.7
General and administrative expenses	5.1	7.0	7.0

Operating income (loss) from continuing operations	(5.8)	6.5	0.7
Other (income) expense:
Interest expense	0.2	0.2	0.3
Other income	(0.6)	(0.3)	(2.7)

Total interest and other (income) expense	(0.4)	(0.1)	(2.4)

Income (loss) from continuing operations before income taxes	(5.4)	6.6	3.1
Income tax expense	—	2.5	1.1

Net income (loss)	(5.4)%	4.1%	2.0%

Year ended December 31, 2005 compared to the year ended December 31, 2004
Revenue
      General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	2005		2004
					Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2004
	Revenue	Revenue	Revenue	Revenue	to 2005

	(Dollars in thousands)
Scheduled freight	$151,910	97.0%	$154,016	97.2%	(1.4)%
Other:
ACMI	1,649	1.0	2,449	1.6	(32.7)
Miscellaneous	3,078	2.0	2,032	1.2	51.5

Total revenue	$156,637	100.0%	$158,497	100.0%	(1.2)%

      Scheduled Freight. For the year ended December 31, 2005, the $2.1 million decrease in our scheduled freight revenue was due to an 8.7% decrease in our chargeable weight offset by an increase of 8.0% in our average yield as compared to the year ended December 31, 2004.
      Our yield increase was due to an increase in the fuel surcharge, the implementation of a security surcharge and a revised pricing structure implemented at the beginning of 2005. The gross yield increase was offset by competitive pricing pressures and a higher proportion of our chargeable weights from lower yielding markets and lower yielding services.
      Our chargeable weight decrease was due to reduced demand during the year ended December 31, 2005 as compared to the year ended December 31, 2004. We believe the decrease in demand experienced during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to the high cost of aircraft fuel which resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation by our customers. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services. This decrease in demand was partially offset by an increase in chargeable weight resulting from our second quarter 2004 expansion into San Juan, Puerto Rico and our new LTL ground network.
      ACMI. For the year ended December 31, 2005, we generated $1.6 million of ACMI revenue. For the year ended December 31, 2004, we generated $2.4 million of ACMI revenue.
      Miscellaneous. For the year ended December 31, 2005, our miscellaneous revenue included $3.1 million from flying ad-hoc charter services. Our miscellaneous revenue for the year ended December 31, 2004 included $2.0 million from flying ad-hoc charter services.
Cost of Revenue
      General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	2005		2004
					Percentage
		Percentage		Percentage of	Change
	Cost of	of Total	Cost of	Total	from 2004
	Revenue	Revenue	Revenue	Revenue	to 2005

	(Dollars in thousands)
Flight expense	$30,241	19.3%	$27,924	17.6%	8.3%
Transportation expense	17,106	10.9	14,603	9.2	17.1
Aircraft fuel expense	54,656	34.9	45,838	28.9	19.2
Aircraft maintenance expense	14,207	9.1	7,047	4.4	101.6
Freight handling expense	26,715	17.1	27,705	17.5	(3.6)
Depreciation and amortization	3,693	2.3	3,091	2.0	19.5
Operating overhead expense	11,146	7.1	10,809	6.9	3.1

Total cost of revenue	$157,764	100.7%	$137,017	86.5%	15.1%

      Flight Expense. For the year ended December 31, 2005, flight expense increased $2.3 million, or 8.3%, compared to the year ended December 31, 2004. This increase was primarily a result of higher aircraft lease expense, higher crew costs and other flight operations personnel costs and higher aircraft insurance expense.
      Our aircraft lease expense increased $0.9 million due to $4.6 million of lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by a decrease of $1.8 million related to the expiration of four Boeing 727-200 cargo aircraft leases during 2004 and lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under the Trust Agreement. Our aircraft flew a total of 1.6%, or 385, fewer revenue block hours for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to fewer ACMI and ad-hoc charter flights. Crew costs increased $1.0 million due in part to higher travel expenses, longevity pay increases, and slightly higher paid versus flown hours. Flight operations personnel costs increased $0.2 million due to additional management support staff requirements related to the integration of the Boeing 737-300SF cargo aircraft. Our aircraft insurance expense increased $0.1 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005 which was offset by the expiration of four Boeing 727-200 cargo aircraft leases during 2004.

      Transportation Expense. For the year ended December 31, 2005, transportation expense increased $2.5 million, or 17.1%, from the year ended December 31, 2004. This increase is comprised of $3.0 million related to our third party trucking expense for our air and ground network due to increased trucking operations and higher fuel surcharges assessed by the truck carriers. These increases were offset by $0.1 million resulting from fewer chartered hours from an Airbus A-300 operating in the scheduled freight network during the year ended December 31, 2005 as compared to the year ended December 31, 2004 and a $0.5 million decrease in aircraft ground operating costs due to reduced landing expenses resulting from the transition of three cities which were serviced by aircraft to being serviced by trucks during July 2004, November 2004 and June 2005.
      Aircraft Fuel Expense. For the year ended December 31, 2005, aircraft fuel expense increased $8.8 million, or 19.2%, as compared to the year ended December 31, 2004. Aircraft fuel expense is comprised of two elements: our average cost per gallon and the number of gallons consumed. Our average cost per gallon of aircraft fuel increased $0.50, or 36.8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The number of gallons used for the year ended December 31, 2005 decreased by approximately 4.4 million gallons, or 13.3%, as compared to the year ended December 31, 2004. The decrease in fuel consumption is primarily due to increased usage of aircraft which consume less fuel per block hour flown, fewer block hours flown and our fuel conservation efforts.
      Aircraft Maintenance Expense. For the year ended December 31, 2005, maintenance expense increased $7.2 million, or 101.6%, as compared to the year ended December 31, 2004. Included in maintenance expense for the year ended December 31, 2004 are $5.2 million in reductions to maintenance expense including a $4.7 million reversal of the accrued maintenance reserves at December 31, 2004 for one Boeing 727-200 airframe and 44 Pratt & Whitney JT8D-9A aircraft engines resulting from a change in maintenance reserve estimates at December 31, 2004 and a $0.5 million reversal of excess airframe maintenance reserves at March 31, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.
      Also included in maintenance expense for the year ended December 31, 2004 are $2.3 million of additions to maintenance expense including a $1.2 million charge to maintenance expense at March 31, 2004 and $0.5 million charge to maintenance expense at June 30, 2004 to meet the estimated additional lease return obligations on four Boeing 727-200 cargo aircraft, and a $0.6 million charge to maintenance expense at December 31, 2004 to establish a valuation reserve for identified Boeing 727-200 cargo aircraft parts and supplies which have book value and have been deemed surplus at December 31, 2004. See “— Critical Accounting Policies and Estimates — Aircraft Parts Inventory Accounting”.
      Excluding the net $2.9 million decrease from the items listed above, maintenance expense would have increased $4.3 million, or 42.8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Of this increase, $2.8 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provide for power-by-the-hour payments and fixed monthly costs, subject to annual escalations, $1.1 million due to additional valuation reserves related to surplus Boeing 727-200 inventory parts and supplies and $1.3 million for lower of cost or market adjustments related to our Boeing 727-200 inventory parts and supplies. These increases were offset by $1.1 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to 25.8% less block hours flown.
      Freight Handling Expense. For the year ended December 31, 2005, freight handling expense decreased $1.0 million, or 3.6%, as compared to the year ended December 31, 2004. The decrease in freight handling expense was due to an 8.7% decrease in chargeable weight. Freight handling expense increased 5.0% on a chargeable weight basis for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to the fixed cost components of our aircraft and freight handling contracts.
      Depreciation and Amortization. For the year ended December 31, 2005, depreciation and amortization expense increased $0.6 million, or 19.5%, as compared to the year ended December 31, 2004. This increase is due to capitalized airframe maintenance events and airworthiness directives for our fleet of

Boeing 727-200 cargo aircraft during 2004 and 2005 which are being depreciated over the remaining useful life of these aircraft as well as purchases of equipment during 2005 to support the integration of the Boeing 737-300SF cargo aircraft operations.
      Operating Overhead Expense. For the year ended December 31, 2005, operating overhead increased $0.3 million, or 3.1%, as compared to the year ended December 31, 2004. During the year ended December 31, 2005, we incurred $2.5 million of expenses related to the induction of the Boeing 737-300SF cargo aircraft as compared to $1.2 million for the year ended December 31, 2004. This increase was offset by a $0.6 million reduction in our bad debt expense due to the collection of a previously reserved receivable, a $0.5 million reduction in our allowance for doubtful accounts as compared to December 31, 2004 based on our estimate of uncollectible accounts receivable and $0.2 million refund from a 2004 workers compensation policy which was collected during 2005. In addition, we incurred increases of $0.1 million in our sales and marketing travel expense and $0.2 million of start up costs associated with our new LTL ground network.
Gross Profit (Loss)
      As a result of the foregoing, for the year ended December 31, 2005, we recognized a gross loss of $1.1 million compared to a gross profit of $21.5 million for the year ended December 31, 2004.
General and Administrative Expense
      General and administrative expense decreased $3.0 million, or 27.3%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease was primarily due to incurring $1.9 million less in performance based compensation expense for eligible employees and executive officers and $1.2 million in lower professional fees related to tax return preparation, bankruptcy proceedings, legal matters and compliance with the Sarbanes-Oxley Act. Additionally, general and administrative expense was further reduced by $0.8 million of gains from the sale of assets compared to $0.4 million of gains from the sale of assets for the year ended December 31, 2004.
Other (Income) Expense
      Other income increased $0.5 million, or 124.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily due to $0.4 million related to the recovery of retroactive adjustments on our workers compensation policy related to the 1998 and 1999 policy years which were pre-bankruptcy and resulted partially from our discontinued operations and $0.1 million related to the recovery of a 2001 customer accounts receivable balance which was reserved by us during their bankruptcy proceedings.
Income Taxes
      For the year ended December 31, 2005, we recognized no tax benefit because we continue to provide a full valuation allowance on our deferred tax assets.

Year ended December 31, 2004 compared to the year ended December 31, 2003
Revenue
      General. The following table presents, for the years indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from year-to-year:

	2004		2003
					Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2003
	Revenue	Revenue	Revenue	Revenue	to 2004

	(Dollars in thousands)
Scheduled freight	$154,016	97.2%	$127,412	96.2%	20.9%
Other:
ACMI	2,449	1.6	3,375	2.6	(27.4)
Miscellaneous	2,032	1.2	1,617	1.2	25.7

Total revenue	$158,497	100.0%	$132,404	100.0%	19.7%

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

Cost of Revenue
      General. The following table presents, for the years indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from year-to-year:

	2004		2003
					Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2003
	Revenue	Revenue	Revenue	Revenue	to 2004

	(Dollars in thousands)
Flight expense	$27,924	17.6%	$26,111	19.7%	6.9%
Transportation expense	14,603	9.2	16,915	12.8	(13.7)
Aircraft fuel expense	45,838	28.9	30,849	23.3	48.6
Aircraft maintenance expense	7,047	4.4	11,048	8.3	(36.2)
Freight handling expense	27,705	17.5	24,717	18.7	12.1
Depreciation and amortization	3,091	2.0	3,835	2.9	(19.4)
Operating overhead expense	10,809	6.9	8,734	6.6	23.8

Total cost of revenue	$137,017	86.5%	$122,209	92.3%	12.1%

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
      Aircraft Fuel Expense. For the year ended December 31, 2004, aircraft fuel expense increased $15.0 million, or 48.6%, as compared to the year ended December 31, 2003. Aircraft fuel expense is comprised of two elements: our average cost per gallon and the number of gallons used by the aircraft. Our average cost per gallon of fuel increased $0.33, or 31.8%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 which we believe was offset by the fuel surcharge included in scheduled freight revenue. The number of gallons used for the year ended December 31, 2004 increased by approximately 3.8 million gallons, or 13.0%, as compared to the year ended December 31, 2003. The increase in fuel consumption is primarily due to a net 11.2% increase in revenue block hours flown by our cargo airline and by third party aircraft in our scheduled freight network.
      Aircraft Maintenance Expense. For the year ended December 31, 2004, maintenance expense decreased $4.0 million, or 36.2%, as compared to the year ended December 31, 2003.
      Included in maintenance expense for the year ended December 31, 2004 are $5.2 million in reductions to maintenance expense including a $4.7 million reversal of the accrued maintenance reserves at December 31, 2004 for one Boeing 727-200 airframe and 44 Pratt & Whitney JT8D-9A aircraft engines resulting from a change in maintenance reserve estimates at December 31, 2004 and a $0.5 million reversal of excess airframe maintenance reserves at March 31, 2004 on one Boeing 727-200 cargo airframe that completed a heavy maintenance event in March 2004.
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
      If not for the net $2.9 million decrease from the items listed above, maintenance expense would have decreased $1.1 million, or 9.8%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003. For the year ended December 31, 2003, we incurred $0.7 million of expense related to Boeing 727-200 airframe maintenance reserves and $1.2 million related to Pratt & Whitney JT8D-9A engine maintenance reserves. Had we not reversed our maintenance reserves related to our Pratt & Whitney JT8D-9A engines and Boeing 727-200 airframes at December 31, 2004, we would have incurred $0.8 million of Pratt & Whitney JT8D-9A engine maintenance reserve expense for the year ended December 31, 2004.
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
General and Administrative Expense
      General and administrative expense increased $1.9 million, or 20.1%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily due to $1.8 million of expense for performance based compensation for eligible employees and executive officers. We also incurred higher bankruptcy related expenses as we resolved the remaining claims of our former unsecured creditors and new professional fees related to compliance with the Sarbanes-Oxley Act. Additionally, general and administrative expense was further reduced by $0.4 million of gains from the sale of assets compared to $0.2 million of gains from the sale of assets for the year ended December 31, 2003.
Other (Income) Expense
      Other income for the year ended December 31, 2004 resulted primarily from interest income on notes receivable and collection of a settlement which had been previously written off. Other income for the year ended December 31, 2003 relates primarily to the recovery of $2.9 million of bad debt expense and other operating expenses incurred in 2001 related to a dispute with one of our customers and the recovery of retroactive adjustments on a workers compensation policy.
Income Taxes
      For the year ended December 31, 2004, we recognized tax expense of $4.0 million for financial reporting purposes. However, because the tax basis of our assets is significantly higher than the book basis of our assets following our emergence from bankruptcy in 2002, we are able to reduce these earnings for tax purposes and we currently do not pay any federal income taxes. For financial reporting purposes, we recognize tax expense attributable to our continuing operations at our combined effective federal and state income tax rate of 37.8% for the year ended December 31, 2004 and 36.5% for the year ended December 31, 2003. The offset to our federal tax expense is an increase to our additional paid in capital.
Liquidity and Capital Resources
      General. Currently, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our $15.0 million Credit Facility with WFB.
      At December 31, 2005, cash and cash equivalents were $26.6 million as compared to $16.3 million at December 31, 2004. The increase in cash of $10.4 million is a result of receiving net proceeds of $13.9 million from the issuance of Series B Redeemable Preferred Stock and $0.1 million from the exercise of outstanding stock options and warrants. This increase was offset by using $2.9 million of cash to fund operations, and $0.8 million in investing activities, which included $3.2 million for the acquisition of operating assets offset by $1.5 million of proceeds from the sale of surplus assets.
      At December 31, 2005, our net working capital was $32.6 million as compared to $25.6 million at December 31, 2004. During 2005, the increase in working capital was primarily due to receiving net proceeds of $13.9 million from the issuance of Series B Redeemable Preferred Stock and a $2.5 million increase in our outstanding accounts receivable. This increase was partially offset by funding the $8.5 million net loss generated during 2005.
      We anticipate our capital expenditures for 2006 will be approximately $2.7 million, including $2.3 million to upgrade our information technology systems.
      Based on our current projections, the seasonality of our business and the continued investment in our LTL network, we expect a net loss in the first quarter of 2006 that will exceed the fourth quarter net loss for 2005. We believe our current assets, cash flows from operations and availability under our Credit Facility are sufficient to meet our anticipated normal working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures requirements.
      Series B Redeemable Preferred Stock. On November 14, 2005, we sold 14,800 shares of Series B Redeemable Preferred Stock in a private placement. We received net cash proceeds of $13.9 million from the sale of Series B Redeemable Preferred Stock.
      The shares of Series B Redeemable Preferred Stock are convertible into shares of our common stock at a conversion price of $0.9604 per share, subject to adjustment for changes in our capitalization. The Series B Redeemable Preferred Stock votes on an as converted basis with our common stock and has a class vote as required by applicable law. The Series B Redeemable Preferred Stock has a quarterly cash dividend equal to 8.00% per annum. Dividends on the Series B Redeemable Preferred Stock accruing prior to June 30, 2006 will be cumulated and will be distributed over the subsequent four quarters without interest. If any shares of Series B Redeemable Preferred Stock remain outstanding on November 14, 2010, the holder may cause us to redeem the shares of Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the redemption date. If the common stock is trading at 200% of the conversion price on any national securities exchange for 30 consecutive trading days ending on or after November 14, 2006, we have the right to redeem the outstanding shares of the Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the redemption date. The Series B Redeemable Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. In addition, as long as the holder of Series B Redeemable Preferred Stock beneficially owns at least 20% of the shares of the Series B Redeemable Preferred Stock purchased by the holder on or before November 14, 2005, the holder will have the right to participate pro rata in future issuances of capital stock for the purpose of raising additional funds for use by us, with certain exceptions.
      In connection with the issuance of the Series B Redeemable Preferred Stock, we granted the purchasers warrants to purchase an aggregate of 3,609,756 shares of our common stock. The warrants have a term of five years, an exercise price of $0.82 per share, subject to adjustment for changes in our capitalization, and are currently exercisable. The warrants had a fair value of $1.7 million, or $0.46 per warrant, estimated using the Black-Scholes valuation model. Of the total net proceeds of $13.9 million, $1.6 million was allocated to the warrants which was recorded as additional paid in capital with the remainder allocated to the fair value of the Series B Redeemable Preferred Stock.
      On November 14, 2005, the fair value of the common stock issuable upon conversion of the Series B Redeemable Preferred Stock was greater than the conversion price of the Series B Redeemable Preferred Stock which resulted in a beneficial conversion feature of $0.2 million. Since the shares of Series B Redeemable Preferred Stock are immediately convertible, the beneficial conversion feature was recorded as a preferred stock dividend on November 14, 2005.
      Credit Facility. We have a $15.0 million revolving credit facility with WFB. On March 15, 2006, we amended the Credit Facility to modify the pre-tax net loss covenants for 2006. The following description is of the Credit Facility as amended. Unless earlier terminated, the Credit Facility matures on March 31, 2008 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.
      Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $15.0 million or 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On March 9, 2006, we had $1.9 million borrowed under the Credit Facility, a borrowing base of $10.8 million and $6.7 million of availability.
      Each year, we pay an unused line fee of 0.375% of the daily unused amount under the Credit Facility. In addition, we must pay to WFB a minimum of $8,500 per month in interest. We will incur additional fees if the Credit Facility is terminated by WFB upon default or if we terminate the Credit Facility prior to its termination date or reduce the maximum availability under the Credit Facility. These fees are $100,000 until March 22, 2006 and $50,000 after March  22, 2006. Finally, we may utilize the Credit Facility to issue letters of credit in the aggregate amount of up to $5.0 million. At March 9, 2006, we had $2.2 million of outstanding letters of credit. We incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility.
      Although the Credit Facility has a final maturity date of March 31, 2008, we classify any balances outstanding under the Credit Facility as current pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in our business and provides the lenders direct access to our cash receipts. We are in compliance with all material requirements of the Credit Facility as of December 31, 2005.
      The Credit Facility requires us to maintain $4.0 million in liquid assets at all times. The Credit Facility limits our permitted capital expenditures for 2006 to $4.0 million. This limitation on capital expenditures does not include capitalized maintenance on our aircraft. The Credit Facility permits us to pay dividends on, redeem, or make other distributions or payments related to, the Series B Redeemable Preferred Stock if after giving effect to the dividend, redemption, distribution or other payment, we would have availability of at least $4.0 million under the Credit Facility and no event of default has occurred or is continuing.

      In addition, we are required to have a pre-tax net (loss) for each period as measured at the end of the quarter of not more than the following amount:

Period	Pre-Tax Net Loss

January 1, 2006 - March 31, 2006	$(9,000,000)
January 1, 2006 - June 30, 2006	$(12,000,000)
January 1, 2006 - September 30, 2006	$(8,000,000)
January 1, 2006 - December 31, 2006	$(500,000)
      The pre-tax net income (loss) covenants have not been set for the year ending December 31, 2007 or the quarter ending March 31, 2008.
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
      In addition, each year the Credit Facility requires us to have book net worth equal to book net worth at December 31, 2004, as adjusted for net income (loss) and dividends permitted from time to time.
      Further, without the consent of WFB, we cannot commit to enter into or enter into any aircraft operating lease if, at the time of the execution of such lease, the ratio of our EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) plus unrestricted liquid assets to the sum of capital expenditures and aircraft rent is not at least 1.0 to 1.0.

Contractual Obligations
      The following table sets forth our contractual obligations for the periods shown:

		Within
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter

	(Dollars in thousands)
Debt, including lease deferrals	$2,856	$2,501	$325	$30	$—
Non-aircraft operating leases	32,713	2,495	4,570	4,461	21,187
Aircraft operating leases, aircraft use agreement and aircraft maintenance agreements	125,236	14,915	26,550	25,629	58,142

Total contractual cash obligations	$160,805	$19,911	$31,445	$30,120	$79,329

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2004	2004	2004,	2004(1)	2005	2005	2005,	2005(2)

	Unaudited
	(In thousands, except per share data)
Total revenue	$33,742	$37,875	$42,502	$44,378	$33,629	$36,451	$40,690	$45,867
Gross profit (loss) from continuing operations	1,190	3,005	5,797	11,488	(424)	(311)	1,492	(1,884)
Operating income (loss)	(1,731)	572	3,064	8,502	(2,644)	(2,167)	(406)	(3,962)
Income (loss) from continuing operations before income taxes	(1,788)	585	2,967	8,736	(2,112)	(2,155)	(409)	(3,834)
Income (loss) from continuing operations	$(1,788)	$585	$2,323	$5,410	$(2,112)	$(2,155)	$(409)	$(3,834)
Basic net income (loss) from continuing operations per share(3)	$(0.04)	$0.01	$0.05	$0.11	$(0.04)	$(0.04)	$(0.01)	$(0.08)
Diluted net income (loss) from continuing operations per share(3)	$(0.04)	$0.01	$0.04	$0.11	$(0.04)	$(0.04)	$(0.01)	$(0.08)

(1)	The operating results for the quarter ended December 31, 2004 include a reduction of $4.7 million to aircraft maintenance expense. This is a result of reviewing the future Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engine maintenance reserve accrual rates and our Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engine maintenance reserves at December 31, 2004 in conjunction with a review of the Company’s current aircraft fleet composition plans. Based on these reviews, the Company believes it will not need to perform heavy maintenance on Pratt & Whitney JT8D-9A aircraft engines for which reserves had been established as the Company believes it has sufficient Pratt & Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support its fleet composition plans and the Company does not plan to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve exists. As a result of these reviews and changes in its estimates for Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engine maintenance reserve requirements, the Company reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt & Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.

(2)	The operating results for the quarter ended December 31, 2005, include a reduction of $1.3 million related to a lower of cost or market adjustment related to our active Boeing 727-200 inventory parts and supplies and a reduction of $1.1 million for additional valuation reserves related to our surplus Boeing 727-200 inventory parts and supplies.

(3)	The shares of common stock underlying the warrants issued in 2002 in accordance with the plan of reorganization are deemed to be outstanding for periods presented because the warrants have a nominal exercise price.
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
      In the fourth quarter of 2004, we believe our expedited freight services were negatively impacted by the historically high cost of aircraft fuel which resulted in our charging our customers higher prices as we increased the existing fuel surcharge to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall historically high price of energy which may have had a dampening effect upon the U.S. economy. As a result, we reduced our capacity in the scheduled freight network by reducing the utilization of chartered aircraft and decreased the utilization of the aircraft operated by our cargo airline in the scheduled freight network. During 2005, we believe our expedited scheduled freight business continued to be negatively impacted by these factors.
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
      We have exposure to changing interest rates on our Credit Facility. The Credit Facility contains a variable interest rate equal to WFB’s prime rate plus a margin of 1.0%. At March 9, 2006, we had approximately $1.9 million outstanding on the Credit Facility with an interest rate of 8.5%. Based on our outstanding balance under the Credit Facility, a hypothetical 100 basis points increase in interest rates would not result in a material increase in our annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      Our exposure to changing interest rates on invested cash is minimal because we invest our cash in U.S. Treasury backed money-market funds, A1/P1 rated commercial paper and U.S. government agency funds which generally have a maturity date of less than 90 days. At December 31, 2005, approximately $25.0 million of our cash was invested.
      We have not undertaken any actions to cover interest rate market risk and are not a party to any interest rate market risk management activities.
      Aircraft fuel is a significant cost of operating aircraft. While in some cases we prepay for aircraft fuel on a short-term basis prior to delivery, we do not have any agreements with aircraft fuel suppliers assuring the availability or price stability of aircraft fuel. We also do not participate in any open market hedging activities related to aircraft fuel.
      At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of $290,000.
      We do not purchase or hold any derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The response to Item 8 is submitted as a separate section of this annual report on Form 10-K. See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
      Changes in Internal Controls. We maintain a system of internal control over financial reporting that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      We are currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2006 if we become an accelerated filer in fiscal year 2006 or for our fiscal year ending December 31, 2007 if we do not become an accelerated filer in fiscal year 2006. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, our management has identified certain areas requiring improvement, which we are addressing.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the captions “Election of Directors” and “Board of Directors and Committees of our Board of Directors, Stockholder Matters and Code of Conduct.” The information regarding our executive officers required by Item 10 is submitted as a separate section of this annual report on Form 10-K. See “Item 4A: Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the captions “Compensation and Executive Officers,” “Option Grants in 2005,” “Aggregated Option Exercises in 2005 and December 31, 2005 Option Values” and “Equity Compensation Plan Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Fees Billed to Kitty Hawk by Grant Thornton LLP.”
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
      3. Exhibits
      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit

2.1	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Kitty Hawk Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.2	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.3	Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
2.4	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and incorporated herein by reference).
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated February 6, 2003 (Exhibit 3.2 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).
3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated July 13, 2004 (Exhibit 3.3 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated August 23, 2004, and incorporated herein by reference).
3.4	Second Amended and Restated Bylaws of Kitty Hawk, Inc., dated October 31, 2003 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated November 12, 2003, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/ A dated March 12, 2003, and incorporated herein by reference).
4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of January 28, 2004 (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein).
4.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of November 14, 2005 (Exhibit 4.1 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.1	Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.2	Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.3	Agreement between Kitty Hawk Aircargo, Inc. and Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).

Exhibit

10.4		Credit and Security Agreement, dated March 22, 2004, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Does not include the schedules and exhibits to this exhibit. Schedules and exhibits will be provided to the SEC upon request) (Exhibit 10.13 to Kitty Hawk, Inc.’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein).
10.5		First Amendment to Credit and Security Agreement, dated as of January 31, 2005, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc. (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of February 11, 2005, and incorporated by reference herein).
10	.6*	Second Amendment to Credit and Security Agreement, dated as of November 10, 2005, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc.
10	.7*	Third Amendment to Credit and Security Agreement, dated as of March 15, 2006, by and between Kitty Hawk, Inc. and Wells Fargo Business Credit, Inc.
10.8		Rights Agreement, dated January 21, 2004, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company (Exhibit 1 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated January 26, 2004, and incorporated herein by reference).
10	.9†	Kitty Hawk 2003 Long Term Equity Incentive Plan, dated as of July 29, 2003 (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-8 dated September 24, 2003, and incorporated herein by reference).
10	.10†	Amendment Number One to the Kitty Hawk 2003 Long Term Equity Incentive Plan, effective as of June 30, 2005 (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of June 30, 2005, and incorporated by reference herein).
10	.11†	Amendment No. 2 to the 2003 Kitty Hawk Long-Term Equity Incentive Plan, dated as of September 30, 2005 (Exhibit 10.5 to Kitty Hawk, Inc.’s Form 8-K dated as of September 30, 2005, and incorporated by reference herein).
10	.12†	Form of Executive Officer Restricted Stock Unit Award Agreement (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of September 30, 2005, and incorporated by reference herein).
10	.13†	Form of Outside Director Restricted Stock Unit Award Agreement (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 8-K dated as of September 30, 2005, and incorporated by reference herein).
10	.14†	Form of Employee Incentive Stock Option Agreement (Exhibit 10.3 to Kitty Hawk, Inc.’s Form 8-K dated as of September 30, 2005, and incorporated by reference herein).
10	.15†	Form of Employee Non-Qualified Stock Option Agreement (Exhibit 10.4 to Kitty Hawk, Inc.’s Form 8-K dated as of September 30, 2005, and incorporated by reference herein).
10.16		Aircraft Lease Common Terms Agreement between Aviation Financial Services Inc. and Kitty Hawk Aircargo, Inc., dated as of May 4, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q/ A, dated November 17, 2004, and incorporated herein by reference).
10.17		Form of lease for Boeing 737-300SF cargo aircraft — serial numbers 23538, 24462, 23708, 24020, 24902, and 24916 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 10-Q/ A, dated as of November 17, 2004, and incorporated herein by reference).
10.18		Full Service Aircraft Services Agreement between Kitty Hawk Aircargo, Inc. and Aviation Services International, LLC dated as of March 7, 2005 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

Exhibit

10	.19†	Employment Agreement, dated as of December 13, 2004, by and between Kitty Hawk, Inc. and Robert W. Zoller (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 17, 2004, and incorporated herein by reference).
10	.20†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Toby J. Skaar (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004, and incorporated herein by reference).
10	.21†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Steven A. Markhoff (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004 and incorporated herein by reference).
10	.22†	Employment Agreement, dated as of December 14, 2004, by and between Kitty Hawk, Inc. and Jessica L. Wilson (Exhibit 10.3 to Kitty Hawk, Inc.’s Form 8-K dated as of December 22, 2004, and incorporated herein by reference).
10	.23†	Employment Agreement, effective as of July 11, 2005, by and between Kitty Hawk, Inc. and James R. Kupferschmid (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of July 15, 2005, and incorporated herein by reference).
10	.24†	Employment Agreement, dated as of June 1, 2005, by and between Kitty Hawk Aircargo, Inc. and Robert Barron (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of June 9, 2005, and incorporated herein by reference).
10.25		Second Amended and Restated Aircraft and Engine Use Agreement, dated as of January 1, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.15 to Kitty Hawk, Inc.’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).
10.26		Registration Rights Agreement, dated as of May 8, 2004, by and among Kitty Hawk, Inc., Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 8-K dated May 11, 2004, and incorporated herein by reference).
10.27		Registration Rights Agreement, dated November 14, 2005, by and among Kitty Hawk, Inc. and the stockholders named therein (Exhibit 4.2 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.28		Securities Purchase Agreement, dated November 9, 2005, by and among Kitty Hawk, Inc. and the purchasers named therein (Exhibit 4.3 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.29		Standstill Agreement, dated November 14, 2005, by and among Kitty Hawk, Inc. and the stockholders named therein (Exhibit 4.4 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.30		Form of Common Stock Purchase Warrant (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2006.

KITTY HAWK, INC.

By:	/s/ Robert W. Zoller, Jr.

Robert W. Zoller, Jr.
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2006.

Signature	Title

/s/ Robert W. Zoller, Jr. Robert W. Zoller, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ James R. Kupferschmid James R. Kupferschmid	Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Jessica L. Wilson Jessica L. Wilson	Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Gerald L. Gitner Gerald L. Gitner	Non-Executive Chairman of the Board of Directors and Director

/s/ Myron M. Kaplan Myron M. Kaplan	Director

/s/ Raymond Greer Raymond Greer	Director

/s/ Joseph D. Ruffolo Joseph D. Ruffolo	Director

/s/ Laurie M. Shahon Laurie M. Shahon	Director

/s/ Melvin L. Keating Melvin L. Keating	Director

KITTY HAWK, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Kitty Hawk, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kitty Hawk, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Dallas, Texas
March 15, 2006

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,650	$16,284
Restricted cash and short-term investments	250	1,221
Trade accounts receivable, net of allowance for doubtful accounts of $0.1 million and $0.7 million, respectively	15,672	13,158
Assets held for sale	135	65
Inventory and aircraft supplies	2,932	4,720
Deposits and prepaid expenses	2,000	1,750
Prepaid aircraft fuel	1,727	2,310
Other current assets, net	89	201

Total current assets	49,455	39,709
Property and equipment, net	7,479	8,961
Other assets, net	—	400

Total assets	$56,934	$49,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$4,551	$1,775
Accrued wages and compensation related expenses	1,981	3,123
Other accrued expenses	7,273	5,501
Taxes payable	1,068	1,711
Current portion of accrued aircraft maintenance reserves	—	89
Current debt	1,949	1,949

Total current liabilities	16,822	14,148
Other long-term liabilities	355	806

Total liabilities	17,177	14,954
Commitments and contingencies
Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,800 and none, at December 31, 2005 and 2004, respectively	12,350	—
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000; issued and outstanding — 50,310,061 and 46,620,883 at December 31, 2005 and 2004, respectively	—	—
Additional capital	24,094	22,293
Retained earnings	3,313	11,823

Total stockholders’ equity	27,407	34,116

Total liabilities and stockholders’ equity	$56,934	$49,070

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except share and per share data)
Revenue:
Scheduled freight	$151,910	$154,016	$127,412
ACMI	1,649	2,449	3,375
Miscellaneous	3,078	2,032	1,617

Total revenue	156,637	158,497	132,404
Cost of revenue:
Flight expense	30,241	27,924	26,111
Transportation expense	17,106	14,603	16,915
Aircraft fuel expense	54,656	45,838	30,849
Aircraft maintenance expense	14,207	7,047	11,048
Freight handling expense	26,715	27,705	24,717
Depreciation and amortization	3,693	3,091	3,835
Operating overhead expense	11,146	10,809	8,734

Total cost of revenue	157,764	137,017	122,209

Gross profit (loss)	(1,127)	21,480	10,195
General and administrative expense	8,052	11,073	9,220

Operating income (loss)	(9,179)	10,407	975
Other (income) expense:
Interest expense	287	333	423
Other, net	(956)	(426)	(3,589)

Income (loss) from continuing operations before income taxes	(8,510)	10,500	4,141
Income tax expense	—	3,970	1,511

Net income (loss)	$(8,510)	$6,530	$2,630

Preferred stock dividends, including beneficial conversion feature	313	—	—

Net income (loss) allocable to common stockholders	$(8,823)	$6,530	$2,630

Basic net income (loss) per share	$(0.17)	$0.13	$0.05

Diluted net income (loss) per share	$(0.17)	$0.12	$0.05

Weighted average common shares outstanding — basic	51,447,898	50,779,179	50,135,763

Weighted average common shares outstanding — diluted	51,447,898	53,767,124	51,822,879

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Number of	Number of
	Unrestricted	Restricted		Additional	Retained
	Shares	Shares	Amount	Capital	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2002	—	—	$—	$16,600	$2,663	$19,263
Net income	—	—	—	—	2,630	2,630
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	1,511	—	1,511
Issue common stock	37,744,655	—	—	—	—	—
Compensation expense associated with stock option grants	—	—	—	28	—	28
Issue common stock related to exercise of stock options	412,500	162,500	—	172	—	172
Issue common stock related to exercise of warrants to acquire stock	2,440,429	—	—	—	—	—
Vesting of restricted shares	25,000	(25,000)	—	—	—	—

Balance at December 31, 2003	40,622,584	137,500	—	18,311	5,293	23,604
Net income	—	—	—	—	6,530	6,530
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	3,717	—	3,717
Compensation expense associated with stock option grants	—	—	—	82	—	82
Issue common stock related to exercise of stock options	705,555	—	—	214	—	214
Issue common stock related to exercise of warrants to acquire stock	5,261,494	—	—	—	—	—
Repurchase of restricted shares	—	(106,250)	—	(31)	—	(31)
Vesting of restricted shares	31,250	(31,250)	—	—	—	—

Balance at December 31, 2004	46,620,883	—	—	22,293	11,823	34,116
Net loss	—	—	—	—	(8,510)	(8,510)
Additional Capital allocated to warrants in connection with the Series B Redeemable Preferred Stock	—	—	—	1,565	—	1,565
Compensation expense associated with stock option grants	—	—	—	114	—	114
Issue common stock related to exercise of stock options	407,757	—	—	122	—	122
Issue common stock related to exercise of warrants to acquire stock	3,281,421	—	—	—	—	—

Balance at December 31, 2005	50,310,061	—	$—	$24,094	$3,313	$27,407

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$(8,510)	$6,530	$2,630
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,046	3,444	3,742
(Gain) loss on disposal of property and equipment	(784)	(405)	604
Tax expense allocated to additional capital	—	3,717	1,511
Compensation expense related to stock options and restricted stock units	114	82	28
Reversal of accrued aircraft maintenance reserves	—	(4,751)	—
Provision for inventory reserves	2,375	562	—
(Reversal of) provision for allowance for doubtful accounts	(528)	159	6
Changes in operating assets and liabilities:
Trade accounts receivable	(1,410)	(1,777)	32
Settlement receivable	—	1,765	(996)
Inventory and aircraft supplies	(588)	197	475
Prepaid expenses and other assets	220	(1,668)	953
Accounts payable and accrued expenses	2,260	179	90
Accrued aircraft maintenance reserves	(89)	(3,547)	(585)

Net cash (used in) provided by operating activities	(2,894)	4,487	8,490
Investing activities:
Proceeds from sale of assets	1,492	794	2,279
Redemption of (establish) restricted cash	971	(642)	14
Buyout of aircraft lease	—	—	(1,300)
Capital expenditures	(3,239)	(3,725)	(1,683)

Net cash used in investing activities	(776)	(3,573)	(690)
Financing activities:
Borrowings of long-term debt	—	1,949	440
Issuance of preferred stock	13,914	—	—
Cash received on exercise of stock options	122	214	172
Repurchase of restricted common stock	—	(31)	—
Loan origination costs	—	(109)	—
Repayments of long-term debt	—	(2,382)	(3,036)

Net cash provided by (used in) financing activities	14,036	(359)	(2,424)

Net increase in cash and cash equivalents	10,366	555	5,376
Cash and cash equivalents at beginning of period	16,284	15,729	10,353

Cash and cash equivalents at end of period	$26,650	$16,284	$15,729

Income taxes paid	$—	$465	$386

Interest paid	$287	$333	$423

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
      Kitty Hawk, Inc. is a holding company and does not currently have any independent operations. The Company provides freight services utilizing its two operating subsidiaries: (i) a scheduled freight network (Kitty Hawk Cargo) and (ii) an all-cargo Boeing 727-200 and Boeing 737-300SF airline (Kitty Hawk Aircargo). Kitty Hawk Cargo operates a major independent airport-to-airport scheduled freight network that provides expedited and deferred transportation of predominantly heavy weight and oversized freight. Kitty Hawk Cargo provides its expedited freight services between selected cities in the continental U.S. and Canada and San Juan, Puerto Rico through a hub and spoke network. Most of the air freight in the network is transported from its city of origination to Company’s hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. As of March 9, 2006, the Company’s scheduled less-than-truckload, or LTL, deferred ground network freight is routed through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. This deferred service is operated by Kitty Hawk Cargo through the use of contracts with dedicated truck load carriers who provide the trucks, trailers, drivers, insurance, diesel fuel and permits. In addition, the Company has business alliances that allow the Company to provide freight services to Alaska, Hawaii and Mexico. The Company also seeks business alliances to expand its scheduled freight network beyond North America. In addition to the services provided to the Company’s scheduled freight network, the cargo airline markets and provides ACMI services (supplying the aircraft, crew, maintenance and insurance for the customer) on short to medium-term contracts and ad-hoc charter services.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      As of and for the years ended December 31, 2005, 2004 and 2003, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its wholly-owned subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates include the allowance for doubtful accounts, allowance for excess inventory, aircraft maintenance and lease return reserves, depreciable lives of assets and valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with original maturities of three months or less.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Short-Term Investments
      At December 31, 2005 and 2004, restricted cash and short-term investments consist primarily of certificates of deposit that collateralize the Company’s corporate credit card program and outstanding letters of credit issued to various trade vendors.

Allowance for Doubtful Accounts and Concentration of Credit Risk
      Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers in North America.
      The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). In some cases, the Company extends open credit to customers that refuse to make financial disclosure, but who have an extended history of timely payment and low levels of disputed invoices. The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectable. This analysis includes a review of customer aged receivables and payment trends. Credit losses from continuing operations have consistently been within management’s expectations.
      The activity in the Company’s allowance for doubtful accounts is as follows:

		Additions

		Charged
	Balance at the	(Credited)			Balance at the
	Beginning of	to			End of the
Description	the Period	Expense	Recoveries	Deductions	Period

	(In thousands)
Year ended December 31, 2003	$492	$6	$273	$(232)	$539
Year ended December 31, 2004	$539	$159	$27	$(17)	$708
Year ended December 31, 2005	$708	$(528)	$3	$(63)	$120

Assets Held for Sale
      Assets held for sale at December 31, 2005 were comprised of one Boeing 727-200 cargo airframe, one Pratt & Whitney JT8D-15 aircraft engine, and one Pratt & Whitney JT8D-9A aircraft engine. Assets held for sale at December 31, 2004 were comprised of one Boeing 727-200 cargo airframe and one Pratt & Whitney JT8D-7B aircraft engine. These assets have been recorded at the lower of cost or fair market value, less the estimated costs to dispose of the assets. These assets are not currently being used by the Company and are being marketed for sale.

Inventory and Aircraft Supplies
      Inventory and aircraft supplies consist of rotable aircraft parts, expendable parts and consumable supplies. As inventory is acquired or repaired, it is added to inventory at the cost to acquire the parts and supplies or to repair the parts. As inventory is used in maintenance operations, it is expensed at the average carrying costs of that part or supply. The inventory and aircraft supplies are carried at the lower of cost or fair market value. The Company’s inventory and aircraft supplies are segregated into active items and surplus items based on a review of its current fleet composition plans, including the expected retirement dates of the Boeing 727-200 cargo aircraft and the expected usage of its current inventory and aircraft supplies.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company estimated, that the recorded cost of a portion of its active inventory and aircraft supplies exceeded fair market value and wrote down these items by $1.3 million to reduce the carrying value to fair market value.
      The Company has identified $2.2 million of surplus inventory and aircraft supplies. The book value of these items were compared to their fair value using an orderly liquidation valuation because the Company expects to sell these items. The Company has recorded a reserve related to the surplus inventory and aircraft supplies. The activity in the Company’s reserve for surplus inventory and aircraft supplies is as follows:

		Additions
	Balance at the				Balance at the
	Beginning of	Charged to			End of the
Description	the Period	Expense	Recoveries	Deductions	Period

	(In thousands)
Year ended December 31, 2004	$—	$600	$—	$—	$600
Year ended December 31, 2005	$600	$1,075	$—	$—	$1,675

Property and Equipment
      Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the next scheduled major maintenance event for certain airframes and aircraft engines, with estimated residual values of up to $50,000 for Pratt & Whitney JT8D engines.
      Estimated useful lives are as follows:

Airframes and engines	1 — 4 years
Aircraft leasehold improvements	10 years
Software	3 — 5 years
Machinery and equipment	3 — 7 years
Buildings and leasehold improvements	5 — 15 years
      Expenditures for additions, improvements, aircraft modifications and heavy C-check maintenance costs are capitalized. Routine maintenance and repairs are expensed when incurred.
      The Company previously provided maintenance reserves for Company owned airframes and aircraft engines which, at September 30, 2002, the Company intended to maintain in revenue service or return to revenue service. These maintenance reserves for periodic airframe maintenance (light C-checks) and engine heavy shop visits were accrued based on the hours flown. For owned airframes and aircraft engines acquired after September 30, 2002 or which were originally identified as not returning to revenue service and are returned to revenue service, any light C-checks or engine heavy shop visits would be capitalized and amortized over the period leading to the next scheduled maintenance event. For airframes and engines that are leased from third parties, reserves for periodic maintenance events are only recorded in the event the lease return conditions require a maintenance event to be performed prior to the expiration of the lease (See Note 8).
      At the end of 2004, the Company reviewed its Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engine maintenance reserves in conjunction with a review of its current aircraft fleet composition plans. Based on these reviews, management concluded that the Company would not need to perform heavy maintenance on Pratt & Whitney JT8D-9A aircraft engines for which reserves had been established as it believed the Company had sufficient Pratt & Whitney JT8D-9A aircraft engines in serviceable condition and available for revenue service to support its fleet composition plans. In addition, the review of the fleet composition plans indicated that the Company did not need to perform heavy maintenance on the remaining Boeing 727-200 airframe for which a maintenance reserve existed. As a

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result of these reviews and changes in its estimates for Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engine maintenance reserve requirements, the Company reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt & Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004. In the event that the Company determines at a later date that it does not have enough Pratt & Whitney JT8D-9A aircraft engines to support its fleet composition plans, the Company will either seek to lease Pratt & Whitney JT8D-9A aircraft engines, or capitalize and amortize the cost of heavy maintenance on its owned Pratt & Whitney JT8D-9A aircraft engines if heavy maintenance is required. In the event that the Company determines at a later date to perform heavy maintenance on its owned airframes, the Company will capitalize and amortize the cost of the heavy maintenance event.
      The activity in the reserves related to airframe and engine heavy maintenance and lease return conditions is as follows:

	Balance at the				Balance at the
	Beginning of	Charged to			End of the
	the Period	Expense	Deductions	Adjustments	Period

	(In thousands)
Year ended December 31, 2003	$10,109	$606	$(2,328)	$—	$8,387
Year ended December 31, 2004	$8,387	$3,110	$(6,657)	$(4,751)	$89
Year ended December 31, 2005	$89	$—	$(89)	$—	$—

Accounting for Impairment of Long-Lived Assets
      The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Income Taxes
      The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income tax assets and liabilities are calculated based on the difference between the financial statement and tax basis of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. As the Company realizes its deductible amounts existing at December 31, 2002 through the reduction of taxable income, tax expense is recorded with an offset in additional paid in capital. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized. (See Note 7).

Balance Sheet Financial Instruments: Fair Values
      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short term investments, trade accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates carrying value as the interest rates charged on such debt approximates current market rates available to the Company.

Revenue Recognition
      Scheduled freight revenue, net of discounts offered, is recognized upon completion of delivery. ACMI and ad-hoc charter revenue is recognized when the service is completed.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
      In March 2003, the Company issued common shares and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. Such warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. These shares are deemed to be outstanding as of October 1, 2002. As of December 31, 2005, warrants to purchase 1,271,971 shares of common stock remain outstanding. These warrants expire in 2013.
      A reconciliation of the shares used in the per share computation are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Weighted average shares outstanding — basic	51,447,898	50,756,963	50,135,763
Effect of dilutive securities	—	3,010,161	1,687,116

Weighted average shares outstanding — diluted	51,447,898	53,767,124	51,822,879

Securities excluded from computation due to antidilutive effect:
Due to net loss	22,874,728	—	—

Due to out-of-the-money	691,000	250,000	—

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
      The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of the options granted:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Risk free interest rate	4.116%	4.475%	4.684%
Expected term (years)	6	10	7
Volatility	57.25%	50%	50%
Dividend yield	0%	0%	0%
      The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase compensation expense. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. The Company examines actual stock options exercised to estimate the expected life of the options. An increase in the expected term will increase compensation expense. Volatility is based on changes in the market value of the Company’s stock. An increase in expected volatility will increase compensation expense. Dividend yield is the annual rate of dividend per share over the exercise price of the option. The Company does not intend

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to pay dividends on its common stock and is restricted from paying dividends on its common stock as a term of its revolving credit facility (See Note 6).
      Some of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except per share data)
Net income (loss) allocable to common stockholders, as reported	$(8,823)	$6,530	$2,630
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards, net of related tax effects	114	82	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(374)	(373)	(288)

Pro forma net income (loss)	$(9,083)	$6,239	$2,370

Basic earnings (loss) per share — as reported	$(0.17)	$0.13	$0.05

Basic earnings (loss) per share — pro forma	$(0.18)	$0.12	$0.05

Diluted earnings (loss) per share — as reported	$(0.17)	$0.12	$0.05

Diluted earnings (loss) per share — pro forma	$(0.18)	$0.12	$0.05

      The Plan, as amended in July 2004, provides for the issuance of up to 7,000,000 shares of common stock either through grants of stock options, restricted stock units or other awards. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options and restricted stock units granted generally vest over periods of 12 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions. The restricted stock units granted to the Company’s management are not convertible to common stock until the individual leaves the Company or there is a change of control as defined in the Plan. The restricted stock units granted to members of the Company’s Board of Directors are not convertible to common stock until the earlier of the director’s termination of service, a change of control as defined in the Plan or four years from the date of grant.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company estimates that its earnings for the year ending December 31, 2006 will be reduced by $0.7 million for stock options and restricted stock units outstanding as of December 31, 2005 using the modified prospective method under SFAS 123R.
      The following table summarizes the stock option and restricted stock unit, or RSU, activity under the Plan for 2003, 2004 and 2005:

			Weighted
	Available for	Options/RSUs	Average
	Grant	Outstanding	Exercise Price

Outstanding at January 1, 2003:	—	—	—
Authorized for grant	6,500,000	—	—
Options granted (weighted average fair value of $0.31)	(5,035,000)	5,035,000	$0.30
Exercised	—	(575,000)	$0.30
Canceled	—	—	—

Balance at December 31, 2003:	1,465,000	4,460,000	$0.30
Options granted (weighted average fair value of $1.47)	(827,000)	827,000	1.47
Exercised	—	(705,555)	0.30
Canceled	551,041	(551,041)	0.30

Balance at December 31, 2004:	1,189,041	4,030,404	$0.54
Authorized for grant	500,000	—	—
Options granted (weighted average fair value of $0.73)	(1,134,000)	1,134,000	$1.09
RSUs granted (weighted average fair value of $1.05)	(328,900)	328,900	—
Exercised	—	(407,757)	$0.30
Canceled	539,820	(539,820)	$1.01

Balance at December 31, 2005:	765,961	4,545,727	$0.60

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the stock options and RSUs outstanding at December 31, 2005:

			Weighted
		Weighted	Average Exercise
	Number of	Average	Price of	Number of	Weighted Average
	Options/RSUs	Remaining	Options/RSUs	Options/RSUs	Exercise Price of
Exercise Prices	Outstanding	Life (Years)	Outstanding	Vested(1)	Vested Options/RSUs

$ -	328,900	—	$—	34,225	$—
$0.30 - $0.30	2,603,494	7.58	$0.30	1,901,410	$0.30
$0.86 - $0.95	20,000	9.81	$0.88	—	$—
$1.04 - $1.105	773,333	9.98	$1.05	13,334	$1.09
$1.14 - $1.17	279,000	9.57	$1.16	1,667	$1.14
$1.40 - $1.43	291,000	8.80	$1.40	92,333	$1.40
$1.62 - $1.62	250,000	8.42	$1.62	159,375	$1.62

	4,545,727	8.90	$0.60	2,202,344	$0.45

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.

New Accounting Pronouncements
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statements 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this new standard may have on its operating results.

3.	Series B Redeemable Preferred Stock
      Series B Redeemable Preferred Stock. On November 14, 2005, the Company sold 14,800 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Redeemable Preferred Stock”), in a private placement. The Company received net cash proceeds of approximately $13.9 million from the sale of the Series B Redeemable Preferred Stock. The shares of Series B Redeemable Preferred Stock are convertible into shares of the Company’s common stock at a conversion price of $0.9604 per share, subject to adjustment for changes in the Company’s capitalization. The Series B Redeemable Preferred Stock votes on an as converted basis with the Company’s common stock and has a class vote as required by applicable law. The Series B Redeemable Preferred Stock has a quarterly cash dividend equal to 8.00% per annum. Dividends on the Series B Redeemable Preferred Stock accruing prior to June 30, 2006 will be cumulated and will be distributed over the subsequent four quarters without interest. If any shares of Series B Redeemable Preferred Stock remain outstanding on November 14, 2010, the holder may cause the Company to redeem the shares of Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the redemption date. If the common stock is trading at 200% of the conversion price on any national securities exchange for 30 consecutive trading days ending on or after November 14, 2006, the Company has the right to redeem the outstanding shares of the Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption date. The Series B Redeemable Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. In addition, as long as the holder of Series B Redeemable Preferred Stock beneficially owns at least 20% of the shares of the Series B Redeemable Preferred Stock purchased by the holder on or before November 14, 2005, the holder will have the right to participate pro rata in future issuances of capital stock of the Company for the purpose of raising additional funds for use by the Company, with certain exceptions. As of December 31, 2005, the Series B Redeemable Preferred Stock has $0.2 million of accrued and unpaid dividends.
      Warrants. In connection with the issuance of the Series B Redeemable Preferred Stock, the Company granted the purchasers warrants (the “Warrants”) to purchase an aggregate of 3,609,756 shares of the Company’s common stock. The Warrants have a term of five years, an exercise price of $0.82 per share, subject to adjustment for changes in the Company’s capitalization, and are currently exercisable. The warrants had a fair value of $1.7 million, or $0.46 per warrant, estimated using the Black-Scholes valuation model. Of the total net proceeds of $13.9 million, $1.6 million was allocated to the warrants which was recorded as additional paid in capital with the remainder allocated to the fair value of the Series B Redeemable Preferred Stock.
      Beneficial Conversion Feature. On November 14, 2005, the fair value of the common stock issuable upon conversion of the Series B Redeemable Preferred Stock was greater than the conversion price of the Series B Redeemable Preferred Stock which resulted in a beneficial conversion feature of $0.2 million. Since the Series B Redeemable Preferred Stock are immediately convertible, the beneficial conversion feature was recorded as a preferred stock dividend on November 14, 2005.

4.	Property and Equipment
      Property and equipment owned by the Company consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Airframes and engines	$11,259	$10,802
Machinery and equipment	1,404	1,446
Buildings and leasehold improvements	2,073	2,019
Software	736	615
Other	2,286	1,491

Total property and equipment	17,758	16,373
Less: Accumulated depreciation	(10,279)	(7,412)

Net property and equipment	$7,479	$8,961

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Accrued Expenses
      Other accrued expenses consist of the following:

	December 31,	December 31,
	2005	2004

	(In thousands)
Freight handling expenses	$1,686	$1,900
Landing and parking expenses	1,178	998
Trucking expense	1,064	442
Other	3,345	2,161

Total other accrued expenses	$7,273	$5,501

6.	Current Debt
      On March 22, 2004, the Company entered into a revolving credit facility (“Credit Facility”) with Wells Fargo Business Credit, Inc. (“WFB”). The Credit Facility was amended on January 31, 2005 and November 10, 2005 and provides for borrowings of up to $15.0 million, subject to a borrowing base calculation. The Credit Facility matures on March 31, 2008 and automatically renews for successive one-year periods thereafter unless terminated by the Company or WFB by giving the other party 90 days written notice prior to the maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate (7.25% at December 31, 2005) plus a margin of 1.0%. The Credit Facility is secured by substantially all of the Company’s receivables and personal property, other than airframes, aircraft engines and aircraft parts. The Company currently has an outstanding balance of $1.9 million under the Credit Facility.
      Although the Credit Facility has a final maturity date of March 31, 2008, the Company classifies any balances outstanding under the Credit Facility as current pursuant to EITF Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse change in the Company’s business, and provides the lenders direct access to the Company’s cash receipts.
      Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $15.0 million or 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On March 9, 2006, the Company had $1.9 million borrowed under the Credit Facility, a borrowing base of $10.8 million and $6.7 million of availability.
      Each year, the Company pays an unused line fee of 0.375% of the daily unused amount under the Credit Facility. In addition, the Company must pay to WFB a minimum of $8,500 per month in interest. The Company will incur additional fees if the Credit Facility is terminated by WFB upon default or if the Company terminates the Credit Facility prior to its termination date or reduces the maximum availability under the Credit Facility. These fees are $100,000 until March 22, 2006 and $50,000 after March 22, 2006. The Company may utilize the Credit Facility to issue letters of credit in the aggregate amount of up to $5.0 million. The Company incurs a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility. As of December 31, 2005, the Company had $2.2 million in outstanding letters of credit under the Credit Facility.
      The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by the Company. Significant events of defaults include:

•	default in payment obligations and breach of covenants by the Company;

•	a future voluntary or involuntary bankruptcy filing by the Company;

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company is required to meet the following financial and operating covenants under the Credit Facility, as amended. Each year, the Credit Facility requires the Company to have a pre-tax net (loss) for each period as measured at the end of the quarter of not more than the following amount:

Period	Pre-Tax Net (Loss)

January 1, 2006 - March 31, 2006	$(8,000,000)
January 1, 2006 - June 30, 2006	$(8,000,000)
January 1, 2006 - September 30, 2006	$(7,000,000)
January 1, 2006 - December 31, 2006	$(5,000,000)
      The Pre-Tax Net income covenants have not been set for the year ending December 31, 2007 or the quarter ending March 31, 2008.
      In addition, each year the Credit Facility requires the Company to have book net worth equal to book net worth at December 31, 2004, as adjusted for net income (loss) and dividends permitted from time to time. The Company is also required to maintain $4.0 million in liquid assets at all times. For the year ended December 31, 2005, the Company was in compliance with all material covenants related to the Credit Facility.
      The Credit Facility also permits the Company to pay dividends on, redeem, or make other distributions or payments related to, the Series B Redeemable Preferred Stock if after giving effect to the dividend, redemption, distribution or other payment, the Company would have availability of at least $4.0 million under the Credit Facility and no event of default has occurred or is continuing.
      In addition, the Credit Facility prohibited the Company from incurring or contracting to incur capital expenditures exceeding $4.0 million in the aggregate through December 31, 2005, with no more than $3.0 million being unfinanced. This limitation on capital expenditures did not include capitalized maintenance on the Company’s aircraft. During 2005, the Company incurred $1.1 million of non-capitalized aircraft maintenance related capital expenditures. The Company is able to carry forward $2.9 million of the permitted 2005 capital expenditures to 2006. Further, without the consent of WFB, the

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company cannot commit to enter into or enter into any aircraft operating lease if, at the time of entering into any aircraft lease, after giving effect to such lease, the ratio of the Company’s EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) plus unrestricted liquid assets to the sum of capital expenditures and aircraft rent is not at least 1.0 to 1.0.

7.	Income Taxes
      The provision for income taxes for continuing operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Current income tax provision	$—	$159	$—

Deferred income tax:
Federal	—	3,176	1,355
State	—	635	156

Total deferred income tax	—	3,811	1,511

Total income tax expense	$—	$3,970	$1,511

      The differences between the provision for income taxes for continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Federal income tax (benefit) at statutory rate	$(2,893)	$3,570	$1,408
State income taxes, net of federal benefit	(213)	524	104
Non-deductible expenses, principally meals	104	129	19
Change in valuation allowance for U.S. federal and state taxes	3,002	(997)	(1,531)
Increase in deferred tax asset not benefited	—	(2,973)	—
Tax expense allocated to Additional Capital related to bankruptcy	—	3,717	1,511

Total	$—	$3,970	$1,511

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets were as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets related to:
Net operating loss carryforward	$9,506	$3,611
Property and equipment	4,573	5,212
Accounts receivable	2,515	3,716
Alternative minimum tax credits	2,465	2,465
Accrued expenses	625	1,225
Aircraft maintenance reserves	—	33
Other	177	—

Gross deferred tax asset	19,861	16,262

Deferred tax liabilities related to:
Airframe maintenance	802	321
Prepaid insurance	272	301
Other	145	—

Gross deferred tax liability	1,219	622

Valuation allowance	(18,642)	(15,640)

Net deferred tax asset	$—	$—

      The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized. As a result of the Company incurring significant operating losses in the past, there can be no assurance of sufficient profitability to realize any tax benefit from the deferred tax asset.
      At December 31, 2005, the Company had net operating losses of approximately $26.0 million available to offset future taxable income, resulting in a deferred tax asset of approximately $9.5 million at December 31, 2005. These losses expire through 2025. Alternative minimum tax credits can be used to reduce certain taxes that may be payable in the future and have no expiration date.
      Upon the Company’s emergence from bankruptcy, its shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of the Company’s stock and warrants, there have been changes in the composition and concentration of its stockholder base. While the number of its shares outstanding has not increased significantly, these changes in stock ownership resulted in a change in control of the Company’s greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code during September 2005. Therefore, the Company’s ability to utilize its current net operating losses and other deductions to offset any future taxable income which may be generated will be subject to an annual limitation of $1.9 million. Further, any future change in control as defined by the Internal Revenue Code, may result in a limitation on the use of these deductions for a particular tax year.

8.	Aircraft Commitments
      On May 4, 2004, Kitty Hawk Aircargo entered into ten year operating leases, with two 30-month extension options, with affiliates of GE Capital Aviation Services, or GECAS, for seven Boeing 737-300SF cargo aircraft. The Company took delivery of the Boeing 737-300SF cargo aircraft and placed them into revenue service during 2005.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The IAI Maintenance Agreement covers maintenance of the Boeing 737-300SF cargo aircraft engines, landing gear and certain rotable components and provides the Company with access to a spare parts pool and dedicated consignment inventory of spare parts. Pursuant to the IAI Maintenance Agreement, on a monthly basis, the Company pays IAI a fixed rate per aircraft for the landing gear maintenance, a rate per flight hour for access to the spare parts pool and the repair of the rotable components covered under the agreement, and a rate per flight hour for the maintenance on the engines covered under the agreement. In return, IAI performs all required maintenance on the landing gear, engines and rotable components with certain exclusions. The exclusions include repair of aircraft engines due to Foreign Object Damage, or FOD; damage caused by the Company’s negligent use of the landing gear, engine or rotable component; repairs necessitated by Airworthiness Directives issued by the FAA; optional Service Bulletins issued by the engine and component manufacturers; and repairs to landing gear, engines or components that are beyond economic repair.
      The rates per flight hour that the Company pays IAI for the engine and rotable components is subject to certain Boeing 737-300SF cargo aircraft fleet annual flight hour minimums. The rate per flight hour for access to the rotable component spare parts pool and for repair of rotable components covered under the agreement is also scaled based on Boeing 737-300SF cargo aircraft fleet flight hour utilization with the rate per flight hour decreasing with higher annual fleet utilization. The rate per flight hour for engine maintenance is also adjustable annually based upon various operating factors. The fixed monthly rate for the Boeing 737-300SF cargo aircraft landing gear maintenance, the rate per flight hour for maintenance of the engines and the rate per flight hour for access to the rotable component spare parts pool and for repair of the rotable components is subject to a fixed annual escalation as provided for in the IAI Maintenance Agreement.
      In addition, as part of the IAI Maintenance Agreement, the Company pays IAI a monthly fee for access to the dedicated consignment inventory of spare parts equal to a percentage of the value, when purchased by IAI, of the dedicated consignment inventory. After the second year of the IAI Maintenance Agreement and during each successive year thereafter, the Company has the ability to purchase this dedicated consignment inventory on a predetermined declining residual value.
      Pursuant to the IAI Maintenance Agreement, IAI provides the Company with spare engines for both scheduled and unscheduled engine maintenance at prevailing market rates. Should the duration of the repair exceed the guarantee provided in the IAI Maintenance Agreement, IAI is responsible for spare engine lease costs beyond the guaranteed repair time.
      Through the IAI Maintenance Agreement, IAI has also assumed financial liability for the landing gear, engine and certain rotable component lease return condition requirements for the Boeing 737-300SF cargo aircraft contained in our aircraft leases.
      The IAI Maintenance Agreement may be terminated by IAI upon an event of default by the Company including, but not limited to, the Company’s failure to pay IAI, a filing for bankruptcy protection by the Company or a successful involuntary bankruptcy petition being filed against the Company.
      In September 2003, the Company entered into an agreement to lease four Pratt & Whitney JT8D-15 engines for a period of three years. The lease was amended to include a total of ten Pratt & Whitney

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JT8D-15 engines for terms which range from May 2006 to January 2008, or to their next heavy maintenance event. The lease provides for monthly minimum lease payments of 100 hours at $50 per hour for each engine.
      In connection with its emergence from Chapter 11 bankruptcy, on October 1, 2002, Aircargo entered into four new operating leases for Boeing 727-200 cargo aircraft in with affiliates of Pegasus with monthly rental rates ranging from $65,000 to $85,000. Each of the leases expired in May 2004.
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
      On September 30, 2002, the Company entered into a two year Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure the Company’s former 9.95% Senior Secured Notes. The holders of the Company’s former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. As of December 31, 2005, the beneficiaries of the Trust include Resurgence Asset Management and Everest Capital Limited, each of which beneficially owns greater than 5% of the Company’s common stock. For a description of the Company’s material relationships with these entities, see Note 10 — Related Party Transactions. The Company amended this agreement effective January 1, 2004.
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
      The second amended agreement primarily reduced the block hour rates, modifies the lease terms for 11 Boeing 727-200 cargo airframes and modifies certain minimum usage requirements. The lease terms were modified to coincide with the approximate date of the expected next heavy maintenance event of each particular airframe and range from December 31, 2004 to December 31, 2006. The second amendment also extends the use of 29 aircraft engines until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2008.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The minimum future rental costs for the Company’s airframes and engines and other aircraft purchase commitments were as follows:

December 31,
Year	2005

(In thousands)
2006	$14,915
2007	13,703
2008	12,847
2009	12,902
2010	12,728
Thereafter	58,142

Total	$125,237

9.	Non-Aircraft Commitments and Contingencies
      In June 1999, the Company moved the hub for its scheduled freight operations from Terre Haute, Indiana to Fort Wayne, Indiana and entered into a twenty-five year operating lease for a 239,000 square foot facility with a monthly lease rate of $168,775. As part of the Company’s Chapter 11 bankruptcy proceedings, the lease agreement was modified to allow the deferral of (i) the full monthly lease rate for 6 months beginning January 1, 2002 and (ii) 50% of the monthly lease rate for one year beginning July 1, 2002. The deferred rent is being repaid over a 48 month period beginning July 5, 2003 and bears interest at 5% per annum from July 5, 2003. As of December 31, 2005, the Company has recorded $0.8 million for future repayment of the deferred rent. Also in June 1999, the Company entered into a twenty-five year ground lease with the Fort Wayne-Allen County Airport Authority to lease ramp space with a monthly lease rate of $14,700, which is subject to annual adjustments based on adjustments in the U.S. Consumer Price Index. There were no rent concessions associated with this lease.
      The Company also leases office buildings, airport aprons, cargo storage and related facilities under noncancelable operating leases which expire on various dates through December 2007. In addition, the Company periodically leases other facilities and equipment under month-to-month lease agreements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The minimum rental costs for the Company’s facilities and equipment (excluding airframes and engines) were as follows:

December 31,
Year	2005

(In thousands)
2006	$3,024
2007	2,616
2008	2,230
2009	2,230
2010	2,230
Thereafter	21,187

Total	$33,517

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
      General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and that the Company would be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted the Company’s motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim to the U.S. District Court for the Northern District of Texas, Fort Worth Division. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors then filed a motion to reconsider with the U.S. District Court for the Northern District of Texas, Fort Worth Division, which was also denied. On January 31, 2006, General Motors filed a Notice of Appeal to the U.S. 5th Circuit Court of Appeals, appealing the denial of its motion to reconsider. While the Company cannot predict the outcome of the appeal at this time, management believes this claim should have been discharged when the Company’s plan of reorganization was confirmed by the bankruptcy court. The Company will vigorously defend against General Motors’ appeal. No amounts have been accrued for this contingency.
      In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions
      The Company has an agreement with the Trust to use aircraft and engines and had an agreement with Pegasus to lease aircraft and engines (see Note 8). Under the Company’s plan of reorganization, Pegasus received approximately 5.0% of New Stock on a fully-diluted basis and the beneficiaries of the Trust received approximately 81.0% of New Stock on a fully-diluted basis in the form of shares of New Stock or warrants to acquire New Stock. As of December 31, 2004, the Company owed the Trust approximately $0.5 million for aircraft usage in December 2004. A member of the Company’s Board of Directors until February 1, 2004, was the managing director of a beneficiary of the Trust.
      For the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $4.5 million, $9.0 million, and $10.3 million related to various agreements with Pegasus and the Trust for use of aircraft and engines, for required payments of maintenance reserves and satisfaction of all Pegasus lease return conditions. In addition, the Trust reimbursed the Company $1.3 million and $1.9 million for heavy maintenance events paid on behalf of the Trust under the agreement during 2005 and 2004, respectively.
      The Company has a registration rights agreement dated as of May 8, 2004, with Everest Capital Limited, Resurgence Asset Management L.L.C. and Stockton, LLC which are beneficiaries of the Trust. Under this agreement, the Company granted each of Everest Capital, Resurgence Asset Management and Stockton, and certain of their subsequent transferees, the right to make one written demand on the Company on or after February 2, 2003 to file a registration statement under the Securities Act of 1933 (the “Securities Act”), covering some or all of the shares of common stock they received in connection with the Company’s plan of reorganization. On June 16, 2004, the Company received a demand pursuant to the registration rights agreement. In satisfaction of the demand, the Company filed a registration statement on Form S-3 to register 25,975,515 shares of common stock beneficially owned by the selling stockholders. The Form S-3 became effective on December 8, 2004.
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
      On November 9, 2005, the Company sold 14,800 shares of Series B Redeemable Preferred Stock in a private placement. Also, in connection with the issuance of the Series B Redeemable Preferred Stock, the Company granted the purchasers warrants to purchase an aggregate of 3,609,756 shares of the Company’s common stock. The purchasers included 5% or greater stockholders and their affiliates, including Lloyd I. Miller, III and Bryant R. Riley. Bryant R. Riley is an affiliate of SACC Partners, LP. The Company paid a placement fee of $740,000 to B. Riley & Co., Inc. in connection with the private placement. B. Riley & Co., Inc. is an affiliate of Bryant R. Riley and SACC Partners, LP.
      In connection with the sale of the Series B Redeemable Preferred Stock, the Company also entered into a registration rights agreement with the purchasers. Under the registration rights agreement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on January 12, 2006 relating to the resale by the purchasers of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants. In addition, the Company registered the resale of shares of common stock held by Lloyd I. Miller, III and his affiliates. The Company paid all of the fees and expenses in connection with the preparation and filing of the registration statement and the listing of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants with the American Stock Exchange.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the private placement, the Company amended its existing rights agreement to exempt Lloyd I. Miller, III and his affiliates and associates from triggering the rights agreement in connection with the private placement. Under this amendment, Lloyd I. Miller, III and his affiliates and associates, or Miller, can beneficially own up to 23.5% of the Company’s voting securities without triggering the rights agreement. This exemption terminates when Miller’s beneficial ownership of the Company’s voting securities falls below 15% or if Miller is in material breach of the standstill agreement described below.
      In connection with sale of the Series B Redeemable Preferred Stock, the Company also entered into a standstill agreement with each of the purchasers. Under this standstill agreement, subject to certain conditions and exemptions, the purchasers of the Series B Redeemable Preferred Stock may not (i) enter into a voting agreement; (ii) call a special meeting of the stockholders; (iii) commence a tender offer for any voting securities; (iv) attempt to acquire a substantial portion of the Company’s assets or facilitate any business combination or restructuring of the Company; (v) amend or appeal anti-takeover measures the Company currently has in place; (vi) arrange, or participate in, any financing for any of the foregoing transactions; or (vii) prior to November 14, 2006, seek a waiver of any provision of the standstill agreement. In addition, Miller has agreed not to vote any shares of the Company’s capital stock in excess of 14.99% of the outstanding shares of common stock in any proxy solicitation (other than one conducted by the Company) or an election contest, without the approval of the Company’s Board of Directors.

11.	Employee Compensation Plans and Arrangements
      The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code which covers all employees meeting minimum service requirements. Under the plan, during 2005, employees could voluntarily contribute up to the maximum limit of $14,000. During 2005, the Company provided discretionary matching contributions of 50% of the employees’ contribution up to 8% of the employees’ salary. During 2005, 2004 and 2003, Company contributions amounted to $0.5 million, $0.4 million and $0.3 million, respectively. Employee contributions are remitted as they are collected.

12.	Collective Bargaining Agreement
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
      On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Aircargo. The agreement covers all flight crew members of Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement was implemented on December 1, 2003. As of December 31, 2005, approximately 87.2% of Aircargo’s flight crew members were members of ALPA, which represented approximately 20.4% of the Company’s total number of employees. Aircargo does not anticipate that the agreement will have a material adverse effect on its costs or operations.

13.	Significant Customers
      The Company provided scheduled freight services to five customers who accounted for 31.3%, 33.6%, and 38.0%, of its scheduled freight revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The Company had receivables from these customers that comprised approximately 36.1% and 34.0% of the Company’s outstanding accounts receivable balance as of December 31, 2005 and 2004, respectively. The Company provided scheduled freight services to one of these customers who accounted

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for 11.2%, 11.8%, and 13.0% of its scheduled freight revenue for the years ended December 31, 2005, 2004 and 2003, respectively. This customer accounted for 13.0% and 12.8% of the Company’s outstanding accounts receivable at December 31, 2005 and 2004, respectively. Historically, this level of concentration of risk is typical for the on-going operations of the Company.

14.	Business Segment Data
      The Company’s current continuing operations are comprised of two segments — a scheduled freight network and a cargo airline. The cargo airline supports the scheduled freight network by transporting cargo in its fleet of Boeing 737-300SF and Boeing 727-200 cargo aircraft and when needed, air lift is supplemented by chartering third party aircraft, usually Douglas DC-8 or Airbus A-300 cargo aircraft. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
      The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2.

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance

	(In thousands)
Year ended December 31, 2005:
Revenue from external customers	$152,729	$3,908	$—	$—	$156,637
Revenue from intersegment operations	—	44,652	—	(44,652)	—
Depreciation and amortization	525	3,167	354	—	4,046
Operating loss	(5,376)	(3,751)	(52)	—	(9,179)
Interest expense	61	3	223	—	287
Other income	(172)	(105)	(679)	—	(956)
Income (loss) before taxes	(5,265)	(3,649)	404	—	(8,510)
Total assets	$18,251	$10,959	$38,961	$(11,237)	$56,934
Year ended December 31, 2004:
Revenue from external customers	$154,016	$4,481	$—	$—	$158,497
Revenue from intersegment operations	—	40,843	—	(40,843)	—
Depreciation and amortization	450	2,641	353	—	3,444
Operating income (loss)	6,830	4,082	(505)	—	10,407
Interest expense	111	6	216	—	333
Other income	(113)	(95)	(218)	—	(426)
Income (loss) before taxes	6,832	4,171	(503)	—	10,500
Total assets	$16,475	$14,940	$26,023	$(8,368)	$49,070

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance

	(In thousands)
Year ended December 31, 2003:
Revenue from external customers	$127,412	$4,992	$—	$—	$132,404
Revenue from intersegment operations	—	38,914	—	(38,914)	—
Depreciation and amortization	351	3,484	—	—	3,835
Operating income (loss)	881	744	(650)	—	975
Interest expense	45	14	364	—	423
Other income	(2,931)	(103)	(555)	—	(3,589)
Income (loss) before taxes	3,767	833	(459)	—	4,141
Total assets	$14,943	$15,526	$19,756	$(3,115)	$47,110

15.	Subsequent Event
      On March 15, 2006, the Credit Facility was amended to modify the pre-tax net loss covenants for the year ended December 31, 2006. The Credit Facility requires the Company to have a pre-tax net (loss) for each period as measured at the end of the quarter of not more than the following amount:

Period	Pre-Tax Net (Loss)

January 1, 2006 - March 31, 2006	$(9,000,000)
January 1, 2006 - June 30, 2006	$(12,000,000)
January 1, 2006 - September 30, 2006	$(8,000,000)
January 1, 2006 - December 31, 2006	$(500,000)