Form 10-Q
period 2006-03-31
KITTY HAWK INC
filed 2006-05-11
CIK 932110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at May 10, 2006 was 50,668,102.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,767	$26,650
Restricted cash and short-term investments	250	250
Trade accounts receivable, net of allowance for doubtful accounts of $0.1 million	15,618	15,672
Assets held for sale	135	135
Inventory and aircraft supplies	3,033	2,932
Deposits and prepaid expenses	1,538	2,000
Prepaid aircraft fuel	1,686	1,727
Other current assets, net	135	89

Total current assets	44,162	49,455
Property and equipment, net	6,863	7,479

Total assets	$51,025	$56,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$6,507	$4,551
Accrued wages and compensation related expenses	2,067	1,981
Other accrued expenses	7,568	7,273
Taxes payable, other than income taxes	1,111	1,068
Current debt	1,949	1,949

Total current liabilities	19,202	16,822
Other long-term liabilities	213	355

Total liabilities	19,415	17,177

Commitments and contingencies

Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,800 at March 31, 2006 and December 31, 2005, respectively	12,350	12,350

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000; issued and outstanding — 50,657,302 and 50,310,061 at March 31, 2006 and December 31, 2005, respectively	—	—
Additional capital	24,331	24,094
Retained earnings (deficit)	(5,071)	3,313

Total stockholders’ equity	19,260	27,407

Total liabilities and stockholders’ equity	$51,025	$56,934

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Scheduled freight	$40,087	$32,842
ACMI	—	520
Miscellaneous	—	267

Total revenue	40,087	33,629
Cost of revenue:
Flight expense	8,568	6,606
Transportation expense	9,108	2,928
Aircraft fuel expense	13,204	11,941
Aircraft maintenance expense	3,734	2,547
Freight handling expense	8,000	6,259
Depreciation and amortization	753	823
Operating overhead expense	3,021	2,949

Total cost of revenue	46,388	34,053

Gross loss	(6,301)	(424)
General and administrative expense	2,302	2,220

Operating loss	(8,603)	(2,644)
Other (income) expense:
Interest expense	69	70
Other, net	(288)	(602)

Net loss	$(8,384)	$(2,112)

Preferred stock dividends	296	—

Net loss allocable to common stockholders	$(8,680)	$(2,112)

Basic loss per share	$(0.17)	$(0.04)

Diluted loss per share	$(0.17)	$(0.04)

Weighted average common shares outstanding — basic	51,675,408	51,187,563

Weighted average diluted common shares outstanding — diluted	51,675,408	51,187,563

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
				Retained
	Number of		Additional	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2005	50,310,061	$—	$24,094	$3,313	$27,407
Net loss	—	—	—	(8,384)	(8,384)
Compensation expense associated with stock option and restricted stock unit grants	—	—	192	—	192
Issuance of common stock related to exercise of options to acquire stock	151,875	—	45	—	45
Issuance of common stock related to exercise of warrants to acquire stock	195,366	—	—	—	—

Balance at March 31, 2006	50,657,302	$—	$24,331	$(5,071)	$19,260

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(8,384)	$(2,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	832	908
Gain on disposal of property and equipment	(358)	(51)
Compensation expense related to stock options and restricted stock units	192	11
Reversal of allowance for doubtful accounts	—	(54)
Changes in operating assets and liabilities:
Trade accounts receivable	55	1,077
Inventory and aircraft supplies	(100)	(135)
Prepaid expenses and other	457	(242)
Accounts payable and accrued expenses	2,236	(1,304)
Accrued maintenance reserves	—	(89)

Net cash used in operating activities	(5,070)	(1,991)
Investing activities:
Proceeds from sale of assets	570	123
Change in restricted cash	—	735
Capital expenditures	(429)	(1,907)

Net cash provided by (used in) investing activities	141	(1,049)
Financing activities:
Issue common stock related to exercise of stock options	46	41

Net cash provided by financing activities	46	41

Net decrease in cash and cash equivalents	(4,883)	(2,999)
Cash and cash equivalents at beginning of period	26,650	16,284

Cash and cash equivalents at end of period	$21,767	$13,285

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, are unaudited (except for the December 31, 2005 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
3. STOCK BASED COMPENSATION
     In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan, or the Plan. The Plan provides for the issuance of up to 7,000,000 shares of common stock either through grants of stock options, restricted stock units (“RSUs”) or other awards. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options and restricted stock units granted generally vest over periods of 12 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions. The restricted stock units granted to the Company’s management are not convertible to common stock until the individual leaves the Company or there is a change of control as defined in the Plan. The restricted stock units granted to members of the Company’s Board of Directors are not convertible to common stock until the earlier of the director’s termination of service, a change of control as defined in the Plan or four years from the date of grant.
     Prior to January 1, 2006, the Company accounted for its stock options and restricted stock units, or RSUs, granted under the Plan under the provisions of the American Institute of Certified Public Accountants Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and adopted the disclosure-only provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and RSUs. The Company used the modified prospective transition method which does not require restatement of previously issued financial statements. Under the modified prospective method, the Company will recognize the cost of new awards, awards modified, repurchased or cancelled after January 1, 2006, and the portion of awards for which the requisite service period has not been rendered (unvested awards) that are outstanding as of January 1, 2006.
     Stock-based compensation for the first quarter of fiscal 2006 includes compensation expense as follows:

Three Months
Ended
March 31, 2006
(in thousands)
Flight expense	$31
Aircraft maintenance expense	6
Freight handling expense	22
Operating overhead expense	28
General and administrative expense	105

Total compensation expense	$192

     The fair value of options and RSUs granted in 2006 was estimated using the lattice option pricing model using the assumptions in the table below. The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase compensation expense. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. The Company examines actual stock options exercised to estimate the expected life of the options and expected forfeiture rate. An increase in the expected term will increase compensation expense. Volatility is based on changes in the market value of the Company’s stock. An increase in expected volatility will increase compensation expense. Dividend yield is the annual rate of dividend per share over the exercise price of the option. The Company does not intend to pay dividends, and historically has not paid dividends, on its common stock and is restricted from paying dividends on its common stock as a term of its revolving credit facility.

Three Months
Ended
March 31, 2006
Risk free interest rate	4.54%
Expected term (years)	6
Volatility	63.87%
Dividend yield	0%
Annual forfeiture rate	4.00%

     The following table summarizes the stock option activity under the Plan for the three months ended March 31, 2006:

			Weighted
	Available for	Options/RSUs	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2005	765,961	4,545,727	$0.60
Authorized for grant	—	—	—
Options granted (weighted-average fair value $0.66)	(92,000)	92,000	$1.00
RSUs granted (weighted-average fair value $1.01)	(31,444)	31,444	—
Exercised (total intrinsic value of $0.2 million)	—	(151,875)	$0.30
Canceled (weighted average grant date fair value $0.84)	66,959	(66,959)	$1.09

Outstanding at March 31, 2006	709,476	4,450,337	$0.67

     The following summarizes unvested and vesting activity during the three months ended March 31, 2006:

		Weighted Average
		Fair Value at
	Options/RSUs	Grant Date
Unvested at January 1, 2006	2,343,383	$0.65
Vested during the period (total fair value of $0.1 million)	(248,165)	$0.41
Granted	123,444	$0.75
Forfeited	(55,625)	$0.75

Unvested at March 31, 2006	2,163,037	$0.68

     The following table summarizes information about the stock options and RSUs outstanding at March 31, 2006:

			Weighted
		Weighted	Average
		Average	Exercise	Aggregate
	Number of	Remaining	Price of	Intrinsic
	Options/RSUs	Life (Years)	Options/RSUs	Value at
Exercise Prices	Outstanding	Outstanding	Outstanding	March 31, 2006
$-	360,344	—	—	$338,723
$0.30 - $0.30	2,444,327	7.33	$0.30	2,297,667
$0.86 - $0.95	60,000	9.74	$0.91	56,400
$1.04 - $1.105	792,000	9.75	$1.05	744,480
$1.14 - $1.17	274,000	9.32	$1.16	257,560
$1.40 - $1.43	269,666	8.56	$1.40	253,486
$1.62 - $1.62	250,000	8.17	$1.62	235,000

Outstanding at March 31, 2006	4,450,337	8.54	$0.67	$4,183,316

     The following table summarizes information about the vested stock options and RSUs at March 31, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Remaining	Exercise	Intrinsic
	Options/RSUs	Contractual	Price of	Value at
Exercise Prices	Vested(1)	Terms	Vested Options/RSUs	March 31, 2006
$-	73,265	—	—	$68,869
$0.30 - $0.30	1,938,285	7.33	$0.30	1,821,988
$0.86 - $0.95	—	—	—	—
$1.04 - $1.105	10,000	9.25	$1.08	9,401
$1.14 - $1.17	2,667	9.25	$1.14	2,507
$1.40 - $1.43	94,333	8.55	$1.40	88,673
$1.62 - $1.62	168,750	8.17	$1.62	158,625

Exercisable at March 31, 2006	2,287,300	7.94	$0.44	$2,150,062

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.
     The total compensation expense related to unvested options and RSUs as of March 31, 2006 was $1.3 million, including estimated forfeitures, and is expected to be recognized over a weighted average period of 2.7 years.

Compensation expense
(in thousands)
Nine months ending December 31, 2006	$513
Year ending December 31, 2007	456
Year ending December 31, 2008	246
Year ending December 31, 2009	40

Total	$1,255

     Prior to 2006, the Company was required to disclose the pro forma effect of stock based compensation based on the fair value method. The Company used the Black-Scholes option pricing model to calculate the fair value of options for the stock options and RSUs outstanding as of March 31, 2005. The following weighted average assumptions were used in determining the fair value of the options granted during the period noted:

Three Months
Ended
March 31, 2005
Risk free interest rate	4.44%
Expected term (years)	10
Volatility	47.85%
Dividend yield	0%

     The following table illustrates the effect on net income and earnings per share if the Company had applied fair value accounting for the stock options and RSUs outstanding as of March 31, 2005.

Three Months
Ended
March 31, 2005
(In thousands,
except per share data)
Net loss, as reported	$(2,112)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(102)

Pro forma net loss	$(2,203)

Basic loss per share — as reported	$(0.04)

Basic loss per share — pro forma	$(0.04)

Diluted loss per share — as reported	$(0.04)

Diluted loss per share — pro forma	$(0.04)

4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Freight handling expenses	$2,647	$1,686
Landing and parking expenses	1,096	1,178
Third party trucking expenses	1,048	1,064
Other	2,777	3,345

Total other accrued expenses	$7,568	$7,273

5. SEGMENT REPORTING
     The Company’s operations are comprised of two segments — a scheduled freight network and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
     The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the corporate headquarters building. The accounting policies of each segment are the same as those reported in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2005.
     The change in segment assets from March 31, 2005 to March 31, 2006 was attributable to an increase in accounts receivables from external customers in the scheduled freight network resulting from increased revenues, the effects of depreciation and amortization of the assets of the cargo airline and an increase in cash balances in the corporate segment following the sale of preferred stock in November 2005.

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance
	(in thousands)
Three months ended March 31, 2006:
Revenue from external customers	$40,087	$—	$—	$—	$40,087
Revenue from intersegment operations	—	13,472	—	(13,472)	—
Depreciation and amortization	129	624	79	—	832
Operating income (loss)	(8,764)	184	(23)	—	(8,603)
Interest expense	10	—	59	—	69
Other income	—	—	(288)	—	(288)
Net income (loss)	$(8,774)	$184	$206	$—	$(8,384)

Total assets	$18,647	$9,735	$39,197	$(16,554)	$51,025

Three months ended March 31, 2005:
Revenue from external customers	$33,069	$560	$—	$—	$33,629
Revenue from intersegment operations	—	10,006	—	(10,006)	—
Depreciation and amortization	131	692	85	—	908
Operating loss	(2,241)	(354)	(49)	—	(2,644)
Interest expense	22	1	47	—	70
Other income	(130)	(8)	(464)	—	(602)
Net income (loss)	$(2,133)	$(347)	$368	$—	$(2,112)

Total assets	$15,875	$15,911	$24,585	$(10,685)	$45,686
6. EARNINGS PER SHARE
     In March 2003, the Company issued common shares and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. These warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. These shares are deemed to be outstanding as of October 1, 2002. As of March 31, 2006, warrants to purchase 1,076,605 shares of common stock remain outstanding. These warrants expire in 2013.
     A reconciliation of the shares used in the per share computation are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Weighted average shares outstanding — basic	51,675,408	51,187,563
Effect of dilutive securities	—	—

Weighted average shares outstanding — diluted	51,675,408	51,187,563

Securities excluded from computation due to antidilutive effect:
Due to net loss	23,470,338	3,666,105

Due to out-of-the-money	855,666	250,000

7. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2005 for information on these agreements and relationships.

8. SUBSEQUENT EVENT
     On May 10, 2006, Kitty Hawk Ground, Inc., a newly formed wholly-owned subsidiary of Kitty Hawk, Inc., entered into an Asset Purchase Agreement with Air Container Transport, Inc., or ACT, to acquire substantially all of the operating assets of ACT including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer lists. The Company will not assume any liabilities of ACT, except for the liabilities expressly set forth in the Asset Purchase Agreement. The closing of the Asset Purchase Agreement is subject to various closing conditions. ACT operates an airport-to-airport less-than-truckload, or LTL, ground freight network primarily in California, Oregon, Washington, British Columbia, Utah, Colorado, Illinois and Texas. In 2005, ACT had unaudited revenues of $44.5 million and an unaudited net loss of $0.3 million. ACT has approximately 275 employees.
     The purchase price for the ACT assets will consist of $2.75 million in cash upon closing, $250,000 in cash six months after closing, $500,000 in cash twelve months after closing and upon closing, $1.5 million in Kitty Hawk restricted common stock based on the ten day volume weighted average pricing for the ten trading days immediately preceding the closing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q complements the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Please refer to the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding our financial condition, changes in financial condition and results of operations.
Executive Overview
     Kitty Hawk is a holding company and as of March 31, 2006 operated through its two wholly-owned subsidiaries, Kitty Hawk Cargo and Kitty Hawk Aircargo. During the three months ended March 31, 2006, we generated 100% of our revenue from external customers from Kitty Hawk Cargo’s scheduled freight network.
     Scheduled Freight Network. We operate an independent airport-to-airport scheduled freight network that provides expedited and deferred transportation of predominantly heavy weight and oversized freight. We provide our expedited freight services between selected cities in the continental U.S. and Canada and San Juan, Puerto Rico through a hub and spoke network. Most of the air freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled less-than-truckload, or LTL, ground network freight is routed through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of May 10, 2006, we offered deferred freight services to 46 cities. In addition, we have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond North America.
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
     A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, apparel and other durable goods and equipment industries. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. economy. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically being the strongest demand and highest revenue quarters.
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
     For the quarter ended March 31, 2006, a majority of our net loss was attributed to the continued investment in and expansion of our LTL ground network.
     Cargo Airline. Kitty Hawk Aircargo, our cargo airline, provides air freight transportation services for Kitty Hawk Cargo’s scheduled freight network. During the three months ended March 31, 2006, Kitty Hawk Aircargo flew 100% of its block hours in Kitty Hawk Cargo’s scheduled freight network.

     As of May 10, 2006, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and five Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement.
     Aircraft Fuel Costs. One of our most significant and variable costs is aircraft fuel. Our scheduled freight network bears the increases in aircraft fuel costs. Therefore, we seek to recapture the increase in aircraft fuel costs through increasing our prices to our customers and/or through fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of aircraft fuel through these fuel surcharges and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in aircraft fuel costs. In addition, as we attempt to recapture the increase in aircraft fuel costs through increasing our prices to our customers and/or through fuel surcharges, our customers may continue to seek lower cost freight transportation alternatives to our expedited scheduled freight network. If aircraft fuel prices remain at historically high levels for an extended period or continue to increase and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected.
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
     During the three months ended March 31, 2006, our aircraft fuel averaged $2.00 per gallon as compared to $1.56 per gallon for the three months ended March 31, 2005, an increase of 28.2%. Aircraft fuel costs per gallon include the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. Depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network operated during each month, the amount of aircraft fuel used in our network will fluctuate causing aircraft fuel price changes to affect our aircraft fuel expense. During the three months ended March 31, 2006, we used between 2.1 million and 2.4 million gallons of aircraft fuel per month as compared to between 2.3 million and 2.8 million gallons for the three months ended March 31, 2005. At current levels of operations in our expedited scheduled freight business, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $260,000.
     Seasonality. Our business is seasonal in nature. In a typical year, demand for our freight services is highest in the third and fourth quarters of the year and weakest in the first and second quarters.
     During 2005 and 2006, we believe our expedited freight services have been negatively impacted by the rapidly changing and record high cost of aircraft fuel which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited freight services as compared to 2004. In response to this decrease in demand for our expedited freight service, during the fourth quarter of 2004, we reduced our capacity in the expedited scheduled freight network and implemented other cost containment measures. Additionally, during the fourth quarter of 2005 and again in the first quarter of 2006, we expanded our ground transportation network to include our deferred LTL ground freight service. Should the current record high price for energy continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited and deferred freight services.
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
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal operating cash requirements, we believe our cash requirements for the remainder of 2006 include, but are not limited to, projected capital expenditures of $5.8 million, including investments in information technology and our planned acquisition. See “Recent Events.” Our working capital is also affected by the rising cost of aircraft fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.
     Capital Resources. At March 31, 2006, our net working capital was $25.0 million as compared to $32.6 million at December 31, 2005. The decrease in net working capital was primarily due to funding the expansion of our LTL ground network, continued high aircraft fuel costs along with seasonal losses, all of which contributed to a $7.6 million loss generated during the quarter ended March 31, 2006 before depreciation and amortization expense.
     Credit Facility. We have a $15.0 million revolving credit facility with Wells Fargo Business Credit, or WFB. Unless earlier terminated, the Credit Facility matures on March 31, 2008 and automatically renews for successive one-year periods thereafter unless terminated by us or WFB by giving the other party 90 days written notice prior to the next maturity date. The Credit Facility bears interest at an annual rate equal to WFB’s prime rate plus a margin of 1.0%. In addition we incur a fee computed at an annual rate of 2.0% of the face amount of each letter of credit issued under the Credit Facility. The Credit Facility is secured by substantially all of our receivables and personal property, other than airframes, aircraft engines and aircraft parts.
     Availability under the Credit Facility is subject to a borrowing base equal to the lesser of $15.0 million or 85% of eligible receivables. WFB may reject any receivable deemed ineligible in the exercise of its business judgment. On May 10, 2006, we had $1.9 million borrowed under the Credit Facility and $2.2 million of outstanding letters of credit, and a borrowing base of $12.0 million.
     The Credit Facility provides for specified events of default that allow WFB to terminate the Credit Facility and accelerate any payments due by us, including if we suffer a material adverse change in our business or financial condition. In addition, the Credit Facility requires us to meet certain financial and operating covenants, limits capital expenditures other than required maintenance on our aircraft, and restricts our ability to commit to or enter into any new aircraft operating leases unless certain financial covenants are met. We are in compliance with all requirements of the Credit Facility as of March 31, 2006.
     Although the Credit Facility has a final maturity date of March 31, 2008, we classify any balances outstanding under the Credit Facility as current pursuant to Emerging Issues Task Force Issue 95-22 because the agreement contains a subjective acceleration clause if, in the opinion of the lenders, there is a material adverse change in our business, and provides the lenders direct access to our cash receipts.
     Liquidity. Currently, our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we may supplement our liquidity by utilizing our $15.0 million Credit Facility with WFB.
     At March 31, 2006, cash and cash equivalents were $21.8 million as compared to $26.6 million at December 31, 2005 and we had $9.0 million of unused availability under the Credit Facility compared to $6.7 million at December 31, 2005. Of the $21.8 million in cash and cash equivalents at March 31, 2006, a minimum of $4.0 million is required to be maintained at all times under the current covenants of the Credit Facility. The decrease in cash and cash equivalents of $4.8 million is a result of using $5.1 million to fund our operations and generating a net $0.2 million from investing activities and $0.1 million from financing activities. Our investing activities included

$0.4 million for the acquisition of operating assets offset by $0.6 million of proceeds from the sale of idle assets. Our financing activities included the exercise of outstanding stock options to acquire stock in the first quarter of 2006. At May 10, 2006, we had $16.0 million of cash and cash equivalents on hand, of which we are required to maintain a minimum balance of $4.0 million in liquid assets at all times, and $7.9 million of unused availability under our Credit Facility.
     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the demand for our expedited freight services continues to be negatively impacted or if our forecasts prove to be materially inaccurate, we may need to supplement our current sources of liquidity during the next 12 months and/or we may need to seek modifications to our Credit Facility. All of our assets besides aircraft and aircraft parts are encumbered under the Credit Facility, and our owned aircraft and aircraft parts have limited value and marketability. There can be no assurance that we will be able to supplement our existing sources of liquidity or make modifications to our Credit Facility if such actions become necessary.
Recent Events
     On May 10, 2006, Kitty Hawk Ground, Inc., a newly formed wholly-owned subsidiary of Kitty Hawk, Inc., entered into an Asset Purchase Agreement with Air Container Transport, Inc., or ACT, to acquire substantially all of the operating assets of ACT including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer lists. We will not assume any liabilities of ACT, except for the liabilities expressly set forth in the Asset Purchase Agreement. ACT operates an airport-to-airport LTL ground freight network primarily in California, Oregon, Washington, British Columbia, Utah, Colorado, Illinois, and Texas. In 2005, ACT had unaudited revenues of $44.5 million and an unaudited net loss of $0.3 million. ACT has approximately 275 employees.
     The purchase price for the ACT assets will consist of $2.75 million in cash upon closing, $250,000 in cash six months after closing, $500,000 in cash twelve months after closing and upon closing, $1.5 million in Kitty Hawk restricted common stock based on the ten day volume weighted average pricing for the ten trading days immediately preceding the closing date.
     The closing of the asset purchase is anticipated to occur during the second quarter of 2006 and is subject to customary closing conditions. There is no assurance that the closing will occur or will not be delayed. In addition to the cash portion of the purchase price, we will be required to fund the working capital needs of the former ACT business after the closing. We expect that paying the cash portion of the purchase price as well as funding the working capital requirements of the ACT business as well as our existing business will require us to use a significant portion of our available cash balance as well as a significant portion of our credit facility. While we believe we have sufficient cash and availability under our credit facility to pay the cash portion of the purchase price and fund the working capital requirements of the ACT business and our current business, we cannot assure you that our forecasts will prove to be accurate and that we will not be required to raise additional funds. If we are required to raise additional funds and we are unable to do so either on economic terms or at all, our business may be materially adversely affected.
Results of Operations
     Revenue. Included in our revenue are the following major categories:
•	Scheduled freight revenue, which is generated from expedited and deferred freight transportation services provided by our scheduled freight network. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue and freight handling services provided for third parties.
     Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight between our cargo facilities and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	third party trucking expenses, which includes diesel fuel, for cities in our scheduled freight network; and

•	pickup and/or final delivery expenses as directed by customers.
•	Aircraft Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled freight network and on ad-hoc charters that include aircraft fuel in the charter service, and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft.
•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for contract mechanics at cargo facility outstations; and

•	costs of aircraft parts and supplies.
•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our outstation cargo facility personnel and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines and freight-handling equipment.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network and cargo airline, including:
•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft during 2005.
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
Critical Accounting Policies
     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended March 31,
	2006	2005
Revenue:
Scheduled freight	100.0%	97.7%
Other	—	2.3

Total revenue	100.0	100.0
Cost of revenue	115.7	101.3

Gross loss	(15.7)	(1.3)
General and administrative expenses	5.7	6.6

Operating loss from continuing operations	(21.4)	(7.9)
Other (income) expense:
Interest expense	0.2	0.2
Other income	(0.7)	(1.8)

Total interest and other (income) expense	(0.5)	(1.6)

Net loss	(20.9)%	(6.3)%

Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change of the components of our revenue from period-to-period:

	Three months ended March 31,
	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Scheduled freight	$40,087	100.0%	$32,842	97.7%	22.1%
Other:
ACMI	—	—	520	1.5	(100.0)
Miscellaneous	—	—	267	0.8	(100.0)

Total revenue	$40,087	100.0%	$33,629	100.0%	19.2

     Scheduled Freight. For the quarter ended March 31, 2006, the $7.2 million increase in our scheduled freight revenue was due to a 43.7% increase in our chargeable weight offset by a decrease of 14.8% in our average yield as compared to the quarter ended March 31, 2005. Our chargeable weight increase was primarily due to launching our new deferred freight product during the fourth quarter of 2005. Our average yield decrease was primarily due to launching our new deferred freight product which has lower yields than our expedited freight products and was partially offset by a higher yield related to our fuel surcharge on our expedited freight product as we sought to recover the increases in our aircraft fuel costs.

Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Three months ended March 31,
	2006		2005		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Flight expense	$8,568	21.4%	$6,606	19.6%	29.7%
Transportation expense	9,108	22.7	2,928	8.7	211.1
Aircraft fuel expense	13,204	32.9	11,941	35.5	10.6
Aircraft maintenance expense	3,734	9.3	2,547	7.6	46.6
Freight handling expense	8,000	20.0	6,259	18.6	27.8
Depreciation and amortization	753	1.9	823	2.5	(8.5)
Operating overhead expense	3,021	7.5	2,949	8.8	2.4

Total cost of revenue	$46,388	115.7%	$34,053	101.3%	36.2

     Flight Expense. For the quarter ended March 31, 2006, flight expense increased $2.0 million, or 29.7%, compared to the quarter ended March 31, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense increased $1.5 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 6.8%, or 395, more revenue block hours in the scheduled freight network for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 due primarily to the addition of an air city in August 2005. This increase in revenue block hours was offset by a reduction of 207 revenue block hours in the first quarter of 2005 to zero revenue block hours in the first quarter of 2006 used in the ACMI and ad-hoc charter transportation services. Crew costs increased $0.2 million due in part to additional vacation time earned by our crew members, higher training costs related to the Boeing 737-300SF as these costs were included in operating overhead expense during the first quarter of 2005 as part of the induction costs, longevity pay increases, and higher travel costs. Our aircraft insurance expense increased $0.2 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.
     Transportation Expense. For the quarter ended March 31, 2006, transportation expense increased $6.2 million, or 211.1%, from the quarter ended March 31, 2005. This increase is primarily due to a $5.6 million increase related to our third party trucking expense for our air and ground network due to increased trucking operations and higher fuel surcharges charged by the truck carriers. Additionally, chartered aircraft expense increased $0.8 million due to 240 hours from a chartered Boeing 767-200F operating in the scheduled freight network during the first quarter of 2006. There were no chartered aircraft operating in the scheduled freight network during the first quarter of 2005. These increases were offset by a $0.2 million decrease in aircraft ground operating costs due to lower deicing expense.
     Aircraft Fuel Expense. For the quarter ended March 31, 2006, aircraft fuel expense increased $1.3 million, or 10.6%, as compared to the quarter ended March 31, 2005. Aircraft fuel expense increased $2.9 million due to an increase in the average cost of aircraft fuel which was partially offset by $1.6 million decrease in fuel consumption. Our average cost per gallon of aircraft fuel increased $0.44, or 28.2%, for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The number of gallons used for the quarter ended March 31, 2006 decreased by approximately 1.0 million gallons, or 13.5%, as compared to the quarter ended March 31, 2005. The decrease in fuel consumption is primarily due to the addition of seven fuel efficient Boeing 737-300SF cargo aircraft to the scheduled freight network and our fuel conservation efforts offset by the addition of an air city in August.

     Aircraft Maintenance Expense. For the quarter ended March 31, 2006, maintenance expense increased $1.2 million, or 46.6%, as compared to the quarter ended March 31, 2005. Of this increase, $1.4 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for power-by-the-hour payments and fixed monthly costs, subject to annual escalations, $0.2 million of higher outsourced outstation maintenance and contract labor and $0.1 million of engineering fees related to upgrading our flight, maintenance and operation manuals and procedures. These increases were offset by $0.5 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to 47.6% less block hours flown as we remove these aircraft from revenue service as they come due for their heavy maintenance events.
     Freight Handling Expense. For the quarter ended March 31, 2006, freight handling expense increased $1.7 million, or 27.8%, as compared to the quarter ended March 31, 2005. The increase in freight handling expense was due to a 43.7% increase in chargeable weight. Freight handling expense decreased 11.0% on a chargeable weight basis for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 due to renegotiating the majority of our freight handling contracts due to the expansion of our LTL ground network.
     Depreciation and Amortization. For the quarter ended March 31, 2006, depreciation and amortization expense decreased $0.1 million, or 8.5%, as compared to the quarter ended March 31, 2005. This decrease is due to assets becoming fully depreciated prior to March 31, 2006 without incurring a significant amount of capital expenditures to replace these assets.
     Operating Overhead Expense. For the quarter ended March 31, 2006, operating overhead increased $0.1 million, or 2.4%, as compared to the quarter ended March 31, 2005. We incurred increases of $0.1 million in our ground operations and administrative wages and $0.1 million in travel expense as we promoted our new LTL ground network. We also incurred $0.1 million in professional fees related to the replacement of one of our information technology systems. During the first quarter of 2006, we had no bad debt expense as compared to a first quarter 2005 benefit of $0.2 million for bad debt expense due to the recovery of a previously reserved receivable. Offsetting these increases was the reduction of $0.5 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft for the quarter ended March 31, 2006 as compared to March 31, 2005.
Gross Loss
     As a result of the foregoing, for the quarter ended March 31, 2006, we recognized a gross loss of $6.3 million compared to $0.4 million for the quarter ended March 31, 2005.
General and Administrative Expense
     General and administrative expense increased $0.1 million, or 3.7%, for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase was primarily due to incurring $0.2 million in higher compensation expense related to the adoption of SFAS 123R during the first quarter of 2006 and $0.1 million in higher administrative wages for new positions. During the first quarter of 2006, we had no leadership performance expense as compared to a first quarter 2005 benefit of $0.1 million for leadership performance expense due to a lower than expected total payout from the 2004 plan. Additionally, general and administrative expense for the quarter ended March 31, 2006 was further reduced by $0.4 million of gains from the sale of assets compared to $0.1 million of gains from the sale of assets for the quarter ended March 31, 2005.
Other Income
     Other income decreased $0.3 million, or 52.2%, for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The decrease was primarily due to the first quarter 2005 recovery of $0.4 million in retroactive adjustments on our workers compensation policy related to the 1998 and 1999 policy quarters which were pre-bankruptcy and resulted partially from our discontinued operations offset by $0.2 million increase in interest income related to our short-term cash investments.

Income Taxes
     For the quarter ended March 31, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
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
     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, among others:
•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and diesel fuel and our ability to recapture increases in the cost of aircraft fuel and diesel fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	with respect to our expansion of our freight transportation network to include scheduled LTL deferred freight transportation services, potential competitive reactions from other LTL carriers;

•	limitations upon financial and operating flexibility due to the terms of our Credit Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our aircraft parts, airframes or aircraft engines;

•	changes in the cost of Boeing 737-300SF cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreement and/or changes in the cost of Boeing 727-200 cargo aircraft maintenance;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to successfully integrate and operate our LTL ground network;

•	the ability to attract sufficient customers and freight volumes for our LTL ground network;

•	findings of environmental contamination;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not experienced any significant changes in our market risk since the disclosures made in “Item 1A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2006.

KITTY HAWK, INC.
By:	/s/ JAMES R. KUPFERSCHMID
James R. Kupferschmid
Vice President — Finance and Chief Financial Officer (Authorized officer and principal financial officer)