Form 10-Q
period 2006-06-30
KITTY HAWK INC
filed 2006-08-14
CIK 932110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at August 11, 2006 was 52,777,228.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,165	$26,650
Restricted cash and short-term investments	250	250
Trade accounts receivable, net of allowance for doubtful accounts of $0.1 million	20,604	15,672
Assets held for sale	40	135
Inventory and aircraft supplies	3,173	2,932
Deposits and prepaid expenses	4,752	2,000
Prepaid aircraft fuel	1,322	1,727
Other current assets, net	699	89

Total current assets	38,005	49,455
Property and equipment, net	9,077	7,479
Other long-term assets	3,161	—

Total assets	$50,243	$56,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$6,392	$4,551
Accrued wages and compensation related expenses	2,114	1,981
Other accrued expenses	13,200	7,273
Taxes payable, other than income taxes	1,175	1,068
Current debt	2,784	1,949

Total current liabilities	25,665	16,822
Other long-term liabilities	530	355

Total liabilities	26,195	17,177

Commitments and contingencies

Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,550 and 14,800 at June 30, 2006 and December 31, 2005, respectively	12,142	12,350

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000 at June 30, 2006 and December 31, 2005; issued and outstanding — 52,777,228 and 50,310,061 at June 30, 2006 and December 31, 2005, respectively	—	—
Additional capital	26,021	24,094
Retained earnings (deficit)	(14,115)	3,313

Total stockholders’ equity	11,906	27,407

Total liabilities and stockholders’ equity	$50,243	$56,934

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Scheduled freight network	$44,263	$35,462	$84,350	$68,304
ACMI	930	12	930	532
Miscellaneous	275	977	275	1,244

Total revenue	45,468	36,451	85,555	70,080
Cost of revenue:
Flight expense	8,189	6,675	16,757	13,281
Transportation expense	12,707	3,917	21,815	6,845
Fuel expense	14,150	13,244	27,354	25,185
Maintenance expense	3,877	2,505	7,611	5,052
Freight handling expense	8,953	6,546	16,953	12,805
Depreciation and amortization	776	1,002	1,529	1,825
Operating overhead expense	3,298	2,873	6,319	5,822

Total cost of revenue	51,950	36,762	98,338	70,815

Gross loss	(6,482)	(311)	(12,783)	(735)
General and administrative expense	2,276	1,856	4,578	4,076

Operating loss	(8,758)	(2,167)	(17,361)	(4,811)
Other (income) expense:
Interest expense	73	73	142	143
Other, net	(194)	(85)	(482)	(687)

Net loss	$(8,637)	$(2,155)	$(17,021)	$(4,267)

Preferred stock dividends	296	—	592	—

Net loss allocable to common stockholders	$(8,933)	$(2,155)	$(17,613)	$(4,267)

Basic loss per share	$(0.17)	$(0.04)	$(0.34)	$(0.08)

Diluted loss per share	$(0.17)	$(0.04)	$(0.34)	$(0.08)

Weighted average common shares outstanding — basic	52,024,419	51,439,964	51,849,914	51,313,764

Weighted average diluted common shares outstanding — diluted	52,024,419	51,439,964	51,849,914	51,313,764

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock			Retained
	Number of		Additional	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2005	50,310,061	$—	$24,094	$3,313	$27,407
Net loss	—	—	—	(17,021)	(17,021)
Dividends paid for Series B Redeemable Preferred Stock	—	—	—	(407)	(407)
Compensation expense associated with stock option and restricted stock unit grants	—	—	388	—	388
Issuance of common stock related to asset purchase agreement	1,773,818	—	1,260	—	1,260
Issuance of common stock related to conversion of Series B Redeemable Preferred Stock	260,308	—	208	—	208
Issuance of common stock related to exercise of options to acquire stock	237,675	—	71	—	71
Issuance of common stock related to exercise of warrants to acquire stock	195,366	—	—	—	—

Balance at June 30, 2006	52,777,228	$—	$26,021	$(14,115)	$11,906

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$(17,021)	$(4,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,689	1,996
Gain on disposal of property and equipment	(570)	(470)
Compensation expense related to stock options and restricted stock units	388	23
(Reversal of) provision for allowance for doubtful accounts	42	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,974)	87
Inventory and aircraft supplies	(240)	(306)
Prepaid expenses and other	(698)	(643)
Accounts payable and accrued expenses	5,461	(406)
Accrued maintenance reserves	—	(27)

Net cash used in operating activities	(15,923)	(4,014)
Investing activities:
Proceeds from sale of assets	1,006	998
Assets acquired from Air Container Transport, Inc.	(2,987)	—
Change in restricted cash	—	971
Capital expenditures	(1,170)	(2,375)

Net cash used in investing activities	(3,151)	(406)
Financing activities:
Dividends paid on Series B Redeemable Preferred Stock	(407)	—
Payments on current debt	(75)	—
Proceeds from exercise of stock options	71	122

Net cash provided by (used in) financing activities	(411)	122

Net decrease in cash and cash equivalents	(19,485)	(4,298)
Cash and cash equivalents at beginning of period	26,650	16,284

Cash and cash equivalents at end of period	$7,165	$11,986

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
3. STOCK BASED COMPENSATION
     In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan, or the Plan. The Plan, as amended in May 2006, provides for the issuance of up to 8,500,000 shares of common stock either through grants of stock options, restricted stock units (“RSUs”) or other awards. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options and restricted stock units granted generally vest over periods of 12 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions. The restricted stock units granted to the Company’s management are not convertible to common stock until the individual leaves the Company or there is a change of control as defined in the Plan. The restricted stock units granted to members of the Company’s Board of Directors are not convertible to common stock until the earlier of the director’s termination of service, a change of control as defined in the Plan or four years from the date of grant.
     Prior to January 1, 2006, the Company accounted for its stock options and RSUs granted under the Plan under the provisions of the American Institute of Certified Public Accountants Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and adopted the disclosure-only provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
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
     Stock-based compensation for the three and six months ended June 30, 2006 includes compensation expense as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(in thousands)
Flight expense	$29	$60
Maintenance expense	6	13
Freight handling expense	21	43
Operating overhead expense	29	57
General and administrative expense	110	215

Total compensation expense	$195	$388

     The fair value of options granted in 2006 was estimated using the lattice option pricing model using the assumptions in the table below. The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase compensation expense. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. The Company examines actual stock options exercised to estimate the expected life of the options and expected forfeiture rate. An increase in the expected term will increase compensation expense. Volatility is based on changes in the market value of the Company’s stock. An increase in expected volatility will increase compensation expense. Dividend yield is the annual rate of dividend per share over the exercise price of the option. The Company does not intend to pay dividends, and historically has not paid dividends, on its common stock and is restricted from paying dividends on its common stock as a term of its revolving credit facility.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Risk free interest rate	5.01%	4.76%
Expected term (years)	6	6
Volatility	65.35%	64.56%
Dividend yield	0%	0%
Annual forfeiture rate	4.00%	4.00%
     The following table summarizes the stock option and RSU activity under the Plan for the six months ended June 30, 2006:

			Weighted
	Available for	Options/RSUs	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2005	765,961	4,545,727	$0.60
Authorized for grant	1,500,000	—	—
Options granted (weighted-average fair value $0.61)	(172,000)	172,000	$0.92
RSUs granted (weighted-average fair value $0.90)	(72,444)	72,444	—
Exercised (total intrinsic value of $0.2 million)	—	(237,675)	$0.30
Canceled (weighted average grant date fair value $0.84)	93,625	(93,625)	$1.10

Outstanding at June 30, 2006	2,115,142	4,458,871	$0.67

     The following summarizes unvested and vesting activity related to stock options and RSUs during the six months ended June 30, 2006:

		Weighted Average
		Fair Value at
	Options/RSUs	Grant Date
Unvested at January 1, 2006	2,343,383	$0.65
Vested during the period (total fair value of $0.2 million)	(497,464)	$0.41
Granted	244,444	$0.70
Forfeited	(75,625)	$0.75

Unvested at June 30, 2006	2,014,738	$0.69

The following table summarizes information about the stock options and RSUs outstanding at June 30, 2006:

			Weighted
		Weighted	Average
		Average	Exercise	Aggregate
	Number of	Remaining	Price of	Intrinsic
	Options/RSUs	Life (Years)	Options/RSUs	Value at
Exercise Prices	Outstanding	Outstanding	Outstanding	June 30, 2006
$-	401,344	—	—	$325,089
$0.30	2,358,527	7.08	$0.30	1,910,407
$0.81 - $0.95	140,000	9.70	$0.85	113,400
$1.04 - $1.105	772,000	9.50	$1.05	625,320
$1.14 - $1.17	274,000	9.07	$1.16	221,940
$1.40 - $1.43	263,000	8.31	$1.40	213,030
$1.62	250,000	7.92	$1.62	202,500

Outstanding at June 30, 2006	4,458,871	8.14	$0.67	$3,611,686

     The following table summarizes information about the vested stock options and RSUs at June 30, 2006:

			Weighted
		Weighted	Average
		Average	Exercise	Aggregate
	Number of	Remaining	Price of	Intrinsic
	Options/RSUs	Contractual	Vested	Value at
Exercise Prices	Vested(1)	Terms	Options/RSUs	June 30, 2006
$-	109,897	—	—	$89,017
$0.30	2,038,110	7.08	$0.30	1,650,869
$0.81 - $0.95	—	—	—	—
$1.04 - $1.105	10,001	9.00	$1.08	8,100
$1.14 - $1.17	20,333	9.00	$1.14	16,470
$1.40 - $1.43	87,667	8.31	$1.40	71,010
$1.62	178,125	7.92	$1.62	144,281

Exercisable at June 30, 2006	2,444,133	7.71	$0.43	$1,979,747

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.
     The total compensation expense related to unvested options and RSUs as of June 30, 2006 was $1.1 million, including the effect of estimated future forfeitures, and is expected to be recognized over a weighted average period of 2.5 years.

Compensation expense
(in thousands)
Six months ending December 31, 2006	$324
Year ending December 31, 2007	474
Year ending December 31, 2008	265
Year ending December 31, 2009	51
Year ending December 31, 2010	3

Total	$1,117

     As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share amounts)
Income from continuing operations before income taxes	$129	$261
Income from continuing operations	129	261
Net loss	129	261
Basic and diluted loss per common share	$0.00	$0.01
     Prior to 2006, the Company was required to disclose the pro forma effect of stock based compensation based on the fair value method. The Company used the Black-Scholes option pricing model to calculate the fair value of options for the stock options outstanding as of June 30, 2005. The following weighted average assumptions were used in determining the fair value of the options granted during the period noted:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Risk free interest rate	3.70%	4.02%
Expected term (years)	5.85	7.63
Volatility	47.85%	47.85%
Dividend yield	0%	0%

     The following table illustrates the effect on net income, net of taxes, and earnings per share if the Company had applied fair value accounting for the stock options and RSUs outstanding as of June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands,
	except per share data)
Net loss, as reported	$(2,155)	$(4,267)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	11	23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(130)	(260)

Pro forma net loss	$(2,274)	$(4,504)

Basic loss per share — as reported	$(0.04)	$(0.08)

Basic loss per share — pro forma	$(0.04)	$(0.09)

Diluted loss per share — as reported	$(0.04)	$(0.08)

Diluted loss per share — pro forma	$(0.04)	$(0.09)

4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Freight handling expenses	$5,572	$1,686
Landing and parking expenses	943	1,178
Trucking expenses	1,756	1,064
Other	4,929	3,345

Total other accrued expenses	$13,200	$7,273

5. SEGMENT REPORTING
     As of June 30, 2006, the Company’s operations were comprised of two segments — a scheduled freight network and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
     The column labeled “other” consists of corporate activities. Business assets are owned by or allocated to each of the business segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the leasehold estate related to the building occupied by the corporate offices. The accounting policies of each segment are the same as those reported in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2005.
     The change in segment assets from June 30, 2005 to June 30, 2006 was attributable to an increase in accounts receivable from external customers resulting from increased revenues, and the acquisition of substantially all of the operating assets of Air Container Transport, Inc., or ACT, a California corporation, in the scheduled freight network, the effects of depreciation and amortization of the assets of the cargo airline and an increase in the intercompany receivable balances from the other segments in the corporate segment due primarily to funding their operations.

	Scheduled
	Freight	Cargo			Consolidated
	Network	Airline	Other	Eliminations	Balance
	(in thousands)
Three months ended June 30, 2006:
Revenue from external customers	$44,538	$930	$—	$—	$45,468
Revenue from intersegment operations	—	12,763	—	(12,763)	—
Depreciation and amortization	134	642	81	—	857
Operating loss	(9,087)	329	—	—	(8,758)
Interest expense	10	—	63	—	73
Other income	—	(32)	(162)	—	(194)
Net income (loss)	$(9,097)	$361	$99	$—	$(8,637)
Total assets	$31,242	$9,734	$37,387	$(28,120)	$50,243

Three months ended June 30, 2005:
Revenue from external customers	$36,054	$397	$—	$—	$36,451
Revenue from intersegment operations	—	10,353	—	(10,353)	—
Depreciation and amortization	128	874	87	—	1,089
Operating loss	(1,504)	(645)	(18)	—	(2,167)
Interest expense	13	1	59	—	73
Other income	(15)	(2)	(68)	—	(85)
Net loss	$(1,502)	$(644)	$(9)	$—	$(2,155)
Total assets	$16,647	$14,983	$25,157	$(12,202)	$44,585

Six months ended June 30, 2006:
Revenue from external customers	$84,625	$930	$—	$—	$85,555
Revenue from intersegment operations	—	26,235	—	(26,235)	—
Depreciation and amortization	263	1,266	160	—	1,689
Operating loss	(17,852)	513	(22)	—	(17,361)
Interest expense	21	—	121	—	142
Other income	—	(32)	(450)	—	(482)
Net income (loss)	$(17,873)	$545	$307	$—	$(17,021)
Total assets	$31,242	$9,734	$37,387	$(28,120)	$50,243

Six months ended June 30, 2005:
Revenue from external customers	$69,123	$957	$—	$—	$70,080
Revenue from intersegment operations	—	20,359	—	(20,359)	—
Depreciation and amortization	259	1,564	173	—	1,996
Operating income (loss)	(3,745)	(999)	(67)	—	(4,811)
Interest expense	35	2	106	—	143
Other income	(145)	(10)	(532)	—	(687)
Net income (loss)	$(3,635)	$(991)	$359	$—	$(4,267)
Total assets	$16,647	$14,983	$25,157	$(12,202)	$44,585
6. EARNINGS PER SHARE
     In March 2003, the Company issued common shares and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. These warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of June 30, 2006, warrants to purchase 1,076,605 shares of common stock remain outstanding. These warrants expire in 2013.

     A reconciliation of the shares used in the per share computation are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	52,024,419	51,439,964	51,849,914	51,313,764
Effect of dilutive securities	—	—	—	—

Weighted average shares outstanding — diluted	52,024,419	51,439,964	51,849,914	51,313,764

Securities excluded from computation due to antidilutive effect:
Due to net loss	6,117,986	2,542,174	21,573,231	2,542,174

Due to out-of-the-money	17,100,578	872,000	1,645,333	872,000

7. ASSET ACQUISITION
     On June 22, 2006, the Company, through its wholly-owned subsidiary Kitty Hawk Ground, Inc., or Kitty Hawk Ground, acquired substantially all of the operating assets of privately held ACT, including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, Kitty Hawk Ground also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. Kitty Hawk Ground did not assume any pre-closing liabilities of ACT, except for limited liabilities expressly set forth in the asset purchase agreement.
     ACT’s transportation assets will be operated by Kitty Hawk Ground doing business as Air Container Transport. ACT operated an airport-to-airport expedited ground freight network primarily in California, Oregon, Washington, British Columbia, Colorado, Utah, Illinois and Texas. The Company acquired these assets in order to further expand its recently launched expedited ground service and expand its operations on the West coast.
     The purchase price was $5.0 million, funded in a combination of $2.75 million of cash paid at closing, issuing 1,773,818 shares of unregistered Kitty Hawk common stock based on a 10-day volume weighted average price and deferred payments of $0.25 million and $0.5 million with interest, for six and twelve months after closing, respectively. These deferred payments are secured by letters of credit. In addition, Kitty Hawk Ground reimbursed ACT for its normal operating expenses from May 30, 2006 through the closing date and acquired the cash, accounts receivable and prepaid items generated from the operation of the acquired business in the ordinary course during the same period. The accompanying financial statements include the results of operating the ACT assets from June 22, 2006 to June 30, 2006.
     The Company has not completed its final purchase price allocation. The preliminary value of the acquired assets and identified intangibles from the acquisition of substantially all of the operating assets of ACT, as presented below, are based upon management’s estimates and third party appraisals of fair value as of the date of the acquisition. However, the values assigned to goodwill and the intangibles have not been finalized. The final purchase price allocation will be completed within one year of the transaction and are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation of $5.2 million, including transaction costs, was allocated as follows:

June 30, 2006
(in thousands)
Current assets	$120
Property and equipment	2,458
Other long-term assets	3,161

Total assets acquired	5,739

Current liabilities	(128)
Other long-term liabilities	(444)

Total liabilities	(572)

Net assets acquired	$5,167

     Approximately $3.2 million of the purchase price was allocated to the acquired intangible assets, including customer lists of $1.7 million (ten year life), non-compete agreements of $1.1 million (three year life), the ACT trade name of $0.2 million (three year life) and $0.2 million of goodwill. Approximately $1.9 million was allocated to the tangible assets including trucks and trailers of $1.8 million and $0.1 million of freight handling equipment and office furniture and fixtures. Additionally, the Company acquired $0.6 million of trucks classified under capital lease arrangements.
     The following table presents unaudited supplemental pro forma information as if the ACT assets had been acquired as of the beginning of each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$56,077	$47,180	$107,319	$91,225
Net loss	$(9,792)	$(2,492)	$(18,899)	$(5,301)
Basic and diluted loss per share	$(0.18)	$(0.05)	$(0.36)	$(0.10)
     The Company has agreed to register the resale of the shares of its common stock issued to ACT at closing within sixty days of the closing date. There is no material relationship, except in respect of this transaction, between ACT and the Company or any of its affiliates, or any director or executive officer of Kitty Hawk, or any associate of any such director or executive officer. The shareholders of ACT continue to own and operate businesses that now utilize the Company’s services.
8. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2005 for information on these agreements and relationships.
9. SUBSEQUENT EVENT
     On July 19, 2006, the Company entered into a Revolving Credit and Security Agreement, or the Credit Agreement, with PNC Bank, N.A., or PNC. The Credit Agreement provides for a $20.0 million revolving credit and letter of credit facility, or the Credit Facility, due as a balloon payment in 2009. The obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries.
     The Credit Facility replaces a $15.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo. Proceeds from the Credit Facility were used to repay existing indebtedness to Wells Fargo and to pay approximately $0.2 million in fees and expenses related to the Credit Facility transaction. Availability under the Credit Facility will be used primarily for working capital needs.
     Availability under the Credit Facility is limited to a borrowing base equal to the lesser of $20.0 million or 85% of eligible receivables. PNC may reject any receivable deemed ineligible in the exercise of its judgment. Additionally, the Credit Facility provides for letters of credit of up to $5.0 million. Letter of credit fees are computed at an annual rate of 2.5% of the average daily face amount of each outstanding letter of credit. At August 11, 2006, the Company had a borrowing base of $11.9 million, excluding $5.8 million of accounts receivable generated from operating the assets acquired from ACT, outstanding borrowings of $5.8 million and outstanding letters of credit of $2.6 million.
     Interest on outstanding advances under the Credit Facility is payable monthly in arrears at a rate per annum equal to the higher of (i) the base commercial lending rate of PNC and (ii) the Federal Funds Open Rate plus 50 basis points. The Credit Facility also allows the Company to borrow money based on a Eurodollar rate. Interest on Eurodollar rate advances is payable in arrears at a rate of LIBOR plus 2.75%.
     The Credit Facility provides for a facility fee of .375% per annum on the unused portion of the Credit Facility. This fee is payable monthly in arrears. Additionally, the Company is obligated to pay a termination fee of $200,000 if it terminates the Credit Agreement prior to July 19, 2007 and a termination fee of $100,000 if it terminates the Credit Agreement at any time after July 19, 2007 and before the final maturity date of July 19, 2009.
     The Credit Agreement contains various affirmative and negative covenants, including, among others, covenants that restrict the ability of the Company and its subsidiaries to: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; incur certain indebtedness, capitalized lease obligations, or guarantee obligations; pay dividends or other distributions (other than dividends on the Company’s Series B Redeemable Preferred Stock); change the nature of the Company’s business; make certain investments or capital expenditures; make certain loans or extensions of credit; change its fiscal year; enter into certain transactions with affiliates; or form new subsidiaries.
     The Credit Agreement requires the Company to maintain tangible net worth at December 31, 2006 equal to the sum of (i) tangible net worth reported on the Company’s Form 10-Q for the quarter ended June 30, 2006, plus (ii) the product of the net income of the Company for the period from July 1, 2006 through December 31, 2006 multiplied by 0.75 less (iii) any cash dividends permitted by the Credit Agreement. For fiscal years thereafter, the Company must maintain tangible net worth at the end of the fiscal year of not less than the sum of (i) tangible net worth as of the last day of the prior fiscal year plus (ii) the product of the net income of the Company for the fiscal year multiplied by 0.75 less (iii) any cash dividends permitted by the Credit Agreement.
     The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00, measured at the end of the quarter ending (i) September 30, 2006 for the quarter then ended, (ii) December 31, 2006 for the two quarters then ended, (iii) March 31, 2007 for the three quarters then ended and (iv) thereafter for the four quarters then ended. The calculation of the fixed charge coverage ratio will exclude aircraft maintenance capital expenditures unless undrawn availability under the Credit Facility is less than $5.0 million for thirty consecutive days.
     The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock box provisions that apply the Company’s cash collections to outstanding borrowings. Upon and after the occurrence of an event of default, the outstanding obligations bear interest at 2% over the applicable rate. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” the Company classifies amounts outstanding under the Credit Facility, if any, as current.

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
Executive Overview
     Kitty Hawk is a holding company providing corporate, planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo. During the six months ended June 30, 2006, we generated 98.6% of our revenue from our scheduled freight network, 1.1% of our revenue from our cargo airline and 0.3% of our revenue from non-network ground operations.
     Scheduled Freight Network. We operate an independent airport-to-airport scheduled freight network that provides expedited air and ground freight services of predominantly heavy weight and oversized freight. We provide our expedited freight services between selected cities in North America, including the continental U.S, Alaska, Hawaii, Canada and Puerto Rico. Most of the expedited air freight in our network is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of August 11, 2006, our scheduled freight network offered expedited air freight services to 54 business centers and expedited ground freight services to 61 business centers. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond our current service areas.
     Our scheduled freight network provides marketing, sales, scheduling and hub operations coordination for our air and ground freight services, serving domestic and international freight forwarders, integrated freight companies, passenger and all-cargo airlines, logistic companies and other delivery companies.
     Our scheduled freight network business relies on customers who need expedited delivery on an as-needed basis for air or ground delivery. As the freight is shipped on an as-needed basis, we do not have long-term commitments from our customers. Without customer commitments, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors.
     A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, other durable goods and equipment industries and apparel. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. and increasingly, world economies. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically having the strongest demand and being the highest revenue quarters.
     In addition, the demand for our expedited air and ground freight services is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by passenger airlines, integrated freight carriers and trucking networks. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure acceptable freight services at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.
     For the six months ended June 30, 2006, a majority of our net loss was attributed to the continued investment in and expansion of our expedited ground freight service, including the June 2006 acquisition of substantially all of the operating assets of Air Container Transport, Inc., or ACT, under an asset purchase agreement.
     Ground Transportation. With the acquisition of the ACT assets, we expanded our ground transportation services. These assets, along with contracted dedicated trucks, including owner operators, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network. Kitty Hawk Ground also generates revenue from external customers, including providing full-truckload, contracted service and local pick up and delivery service. For the six months ended June 30, 2006, this external revenue was 0.3% of our total revenue. As of August 11, 2006, Kitty Hawk Ground managed 81 owned trucks, 48 contracted trucks and 69 owner operators.
     Cargo Airline. Kitty Hawk Aircargo, our all-cargo airline, provides dedicated air transportation services for Kitty Hawk Cargo’s scheduled freight network. During the six months ended June 30, 2006, Kitty Hawk Aircargo flew 97.2% of its block hours in Kitty Hawk Cargo’s scheduled freight network. As of August 11, 2006, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and five Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. Kitty Hawk Aircargo also generates revenue from external customers through ACMI and ad-hoc charter arrangements. For the six months ended June 30, 2006, approximately 1.1% of our revenue was from ACMI arrangements.
     Fuel Costs. One of our most significant and variable costs is fuel. Our scheduled freight network bears all aircraft and diesel fuel costs for aircraft and trucks operated in the network. Fuel for ground transportation is either paid as part of the cost for purchased transportation, including owner operators, and included in transportation expense or at the point of sale for owned trucks and included in fuel expense.
     We seek to recapture the increase in aircraft and diesel fuel costs through increasing our prices to our customers and/or through fuel surcharges charged to our customers. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of fuel through these fuel surcharges charged to our customers and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in fuel costs. As we attempt to recapture the increase in fuel costs, our customers may seek lower cost freight transportation alternatives to our expedited scheduled freight network. If aircraft and diesel fuel prices remain at historically high levels for an extended period or continue to increase and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected.
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
     During the six months ended June 30, 2006, our aircraft fuel averaged $2.12 per gallon as compared to $1.66 per gallon for the six months ended June 30, 2005, an increase of 27.7%. Aircraft fuel cost per gallon include the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. Depending on the mix of aircraft employed in our network and the amount, origin and destination of freight shipped and the number of days the network operated during each month, the amount of aircraft fuel used in our network will fluctuate causing aircraft fuel price changes to affect our aircraft fuel expense. During the six months ended June 30, 2006, we used between 1.9 million and 2.4 million gallons of aircraft fuel per month as compared to between 2.2 million and 2.8 million gallons for the six months ended June 30, 2005. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $260,000.
     Seasonality. Our business is seasonal in nature. In a typical year, demand for our freight service is highest in the third and fourth quarters of the year and weakest in the first and second quarters.
     During 2005 and 2006, we believe our expedited air freight service has been negatively impacted by the rapidly changing and record high cost of aircraft fuel which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited air freight service as compared to 2004. During the fourth quarter of 2005 and again in the first quarter of 2006, we expanded our scheduled freight network to include our expedited ground freight service. Should the current record high price for fuel continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
     Fixed Costs. We have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of network hubs and a certain minimum amount of aircraft and trucking operations for each day that we operate. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue do not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the second and third quarters of the year to the extent that our revenues do not allow us to cover our costs. Since our scheduled freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the first and fourth quarters of the year.
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal working capital requirements, we believe our cash requirements for the remainder of 2006 include, but are not limited to, projected capital expenditures of $3.8 million, including investments in information technology and the acquisition and lease of 25 replacement trucks to be operated by Kitty Hawk Ground. Our working capital is also affected by the rising cost of aircraft fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge or higher prices charged to our customers until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Further, our working capital requirements for the quarter ended June 30, 2006 were higher than normal due to funding the working capital of operating the assets acquired from ACT since May 2006. Because we did not acquire any of ACT’s accounts receivable, we have funded, and will continue to fund, these working capital requirements until we begin collecting sufficient accounts receivable to fund these operations. Historically, accounts receivable generated by the ACT operations are collected between 50 and 55 days.
     Capital Resources. At June 30, 2006, our net working capital was $12.3 million as compared to $32.6 million at December 31, 2005. The decrease in net working capital was primarily due to funding the expansion of our expedited ground service and continued high aircraft fuel costs along with seasonal losses, all of which contributed to a $15.3 million loss before depreciation and amortization expense generated during the six months ended June 30, 2006. Our net working capital was also affected by $4.2 million spent related to the acquisition of substantially all of the operating assets of ACT and the capital expenditures for the scheduled freight network and the cargo airline. Additionally, during the six months ended June 30, 2006, we paid $0.4 million in dividends related to our Series B Redeemable Preferred Stock.
     Credit Facility. On July 19, 2006, we entered into a Revolving Credit and Security Agreement, or the Credit Agreement, with PNC Bank, N.A. or PNC. The Credit Agreement provides for a $20.0 million revolving credit and letter of credit facility, or the Credit Facility, due as a balloon payment in 2009. The obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries.
     The Credit Facility replaces a $15.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo. Proceeds from the Credit Facility were used to repay existing indebtedness to Wells Fargo and to pay fees and expenses related to the Credit Facility transaction. Availability under the Credit Facility will be used primarily for working capital needs.
     Availability under the Credit Facility is limited to a borrowing base equal to the lesser of $20.0 million or 85% of eligible receivables. PNC may reject any receivable deemed ineligible in the exercise of its judgment. Additionally, the Credit Facility provides for letters of credit of up to $5.0 million. Letter of credit fees are computed at an annual rate of 2.5% of the average daily face amount of each outstanding letter of credit. At August 11, 2006, we had a borrowing base of $11.9 million, excluding $5.8 million of accounts receivable generated from operating the assets acquired from ACT, outstanding borrowings of $5.8 million and outstanding letters of credit of $2.6 million.
     Interest on outstanding advances under the Credit Facility is payable monthly in arrears at a rate per annum equal to the higher of (i) the base commercial lending rate of PNC and (ii) the Federal Funds Open Rate plus 50 basis points. The Credit Facility also allows us to borrow money based on a Eurodollar rate. Interest on Eurodollar rate advances is payable in arrears at a rate of LIBOR plus 2.75%.
     The Credit Facility provides for a facility fee of .375% per annum on the unused portion of the Credit Facility. This fee is payable monthly in arrears. Additionally, we are obligated to pay a termination fee of $200,000 if we terminate the Credit Agreement prior to July 19, 2007 and a termination fee of $100,000 if we terminate the Credit Agreement at any time after July 19, 2007 and before the final maturity date of July 19, 2009.
     The Credit Agreement contains various affirmative and negative covenants, including, among others, covenants that restrict our ability and that of our subsidiaries to: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; incur certain indebtedness, capitalized lease obligations, or guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); change the nature of our business; make certain investments or capital expenditures; make certain loans or extensions of credit; change its fiscal year; enter into certain transactions with affiliates; or form new subsidiaries.
     The Credit Agreement requires us to maintain tangible net worth at December 31, 2006 equal to the sum of (i) tangible net worth reported on our Form 10-Q for the quarter ended June 30, 2006, plus (ii) the product of our net income for the period from July 1, 2006 through December 31, 2006 multiplied by 0.75 less (iii) any cash dividends permitted by the Credit Agreement. For fiscal years thereafter, we must maintain tangible net worth at the end of the fiscal year of not less than the sum of (i) tangible net worth as of the last day of the prior fiscal year plus (ii) the product of our net income for the fiscal year multiplied by 0.75 less (iii) any cash dividends permitted by the Credit Agreement.
     The Credit Agreement also requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00, measured at the end of the quarter ending (i) September 30, 2006 for the quarter then ended, (ii) December 31, 2006 for the two quarters then ended, (iii) March 31, 2007 for the three quarters then ended and (iv) thereafter for the four quarters then ended. The calculation of the fixed charge coverage ratio will exclude aircraft maintenance capital expenditures unless undrawn availability under the Credit Facility is less than $5.0 million for thirty consecutive days.
     The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock box provisions that apply our cash collections to outstanding borrowings. Upon and after the occurrence of an event of default, the outstanding obligations bear interest at 2% over the applicable rate. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” the Company classifies amounts outstanding under the Credit Facility, if any, as current.
     Liquidity. Our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we supplement our liquidity by utilizing our credit facility.
     At June 30, 2006, cash and cash equivalents were $7.2 million as compared to $26.6 million at December 31, 2005, and we had $8.2 million of unused availability under the Wells Fargo Credit Facility compared to $6.7 million at December 31, 2005. The decrease in cash and cash equivalents of $19.4 million is a result of using $15.9 million to fund our operations and spending $3.2 million in investing activities and $0.4 million in financing activities. Our investing activities included $3.0 million for the acquisition of substantially all of the operating assets of ACT, $1.2 million for the acquisition of other operating assets offset by $1.0 million of proceeds from the sale of our surplus assets. Our financing activities included the payment of $0.4 million of preferred stock dividends and $0.1 million payments on current debt, which were offset by the exercise of outstanding stock options to acquire stock in the first six months of 2006. At August 11, 2006, we had $4.1 million of cash and availability. Because PNC has not yet performed their required audit of the accounts receivable generated from operating the assets acquired from ACT, $5.8 million of these receivables are not yet included in the borrowing base. We are currently working with PNC to have receivables generated from these assets be deemed eligible receivables under the Credit Facility. Our cash and availability is comprised of $0.6 million of cash and cash equivalents and $3.5 million of unused availability under our PNC Credit Facility. Additionally, we have $0.9 million of restricted cash held by Wells Fargo to secure previously issued letters of credit. We intend to replace these letters of credit with letters of credit issued by PNC.
     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the demand for our expedited freight services continues to be negatively impacted by rising fuel prices, if our forecasts prove to be materially inaccurate or if the receivables generated from the former ACT assets are not included in the PNC Credit Facility borrowing base, we may need to supplement our current sources of liquidity during the next 12 months and/or we may need to seek material modifications to our Credit Facility. All of our assets beside aircraft and aircraft parts are encumbered under the Credit Facility, and our owned aircraft and aircraft parts have limited value and marketability. There can be no assurance that we will be able to supplement our existing sources of liquidity or make modifications to our Credit Facility if such actions become necessary.
Results of Operations
     Revenue. Included in our revenue are the following major categories:
•	Scheduled freight revenue, which is generated from expedited air and ground freight services provided by our scheduled freight network. We consider expedited freight service as freight transported within our network on an overnight, two-day, three-day, four-day or five-day basis. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue, freight handling services provided for third parties, providing full-truckload, contracted service to third parties and local pick up and delivery trucking services.
     Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight within our network and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;
•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	driver wages and benefits;

•	contracted trucking expenses for cities in our scheduled network, including owner-operator costs and diesel fuel not purchased by us, and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled air network and on ad-hoc charters that include aircraft fuel in the charter service, the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft and the cost of diesel fuel and all related taxes, fees and surcharges for owned trucks operated by our employees.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline and owned trucks operated by our ground transportation company, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for third party maintenance;

•	costs of aircraft and truck parts and supplies.
•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our regional hub personnel, other company operated outstations and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines, trucks, trailers and freight-handling equipment and capitalized software.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network, ground transportation company and cargo airline, including:
•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo and Kitty Hawk Ground;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft during 2005.

     General and Administrative Expenses. General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo, Kitty Hawk Ground and Kitty Hawk Cargo), strategic planning, information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, financial planning and asset management are included in general and administrative expenses. Also included are legal and professional fees and consulting fees.
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
QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended June 30,
	2006	2005
Revenue:
Scheduled freight network	97.3%	97.3%
Other	2.7	2.7

Total revenue	100.0	100.0
Cost of revenue	114.3	100.8

Gross loss	(14.3)	(0.8)
General and administrative expenses	5.0	5.1

Operating loss from continuing operations	(19.3)	(5.9)
Other (income) expense:
Interest expense	0.1	0.2
Other income	(0.4)	(0.2)

Total interest and other (income) expense	(0.3)	—

Net loss	(19.0)%	(5.9)%

     Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change of the components of our revenue from period-to-period:

	Three months ended June 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Scheduled freight network	$44,263	97.3%	$35,462	97.3%	24.8%
Other:
ACMI	930	2.1	12	—	7,650.0%
Miscellaneous	275	0.6	977	2.7	(71.9)

Total revenue	$45,468	100.0%	$36,451	100.0%	24.7%

     Scheduled Freight Network. For the quarter ended June 30, 2006, the $8.8 million increase in our scheduled freight network revenue was due to a 101.8% increase in our chargeable weight offset by a 37.3% decrease in our average yield as compared to the quarter ended June 30, 2005. Our chargeable weight increase was due to providing expedited ground freight service within our scheduled freight network beginning in the fourth quarter of 2005 and the expansion of our network through the acquisition of substantially all of the operating assets of ACT. Our average yield decrease was primarily due to a change in the mix of our service as the expedited ground freight service has substantially lower yields than our expedited air freight service. The decrease in yield was partially offset by a higher yield related to our fuel surcharge on our air freight service as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the quarter ended June 30, 2006, we flew a dedicated Boeing 727-200 cargo aircraft for approximately seven weeks under an ACMI contract as compared to minimal ACMI activity for the quarter ended June 30, 2005.
     Miscellaneous. For the quarter ended June 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $1.0 million of revenue. For the quarter ended June 30, 2006, our miscellaneous revenue resulted from providing full-truckload, contracted service to our customers outside of our network.
     Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Three months ended June 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Flight expense	$8,189	18.0%	$6,675	18.3%	22.7%
Transportation expense	12,707	28.0	3,917	10.8	224.4
Fuel expense	14,150	31.1	13,244	36.3	6.8
Maintenance expense	3,877	8.5	2,505	6.9	54.8
Freight handling expense	8,953	19.7	6,546	17.9	36.8
Depreciation and amortization	776	1.7	1,002	2.7	(22.6)
Operating overhead expense	3,298	7.3	2,873	7.9	14.8

Total cost of revenue	$51,950	114.3%	$36,762	100.8%	41.3%

     Flight Expense. For the quarter ended June 30, 2006, flight expense increased $1.5 million, or 22.7%, compared to the quarter ended June 30, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense increased $1.1 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 3.9%, or 208, more revenue block hours in the scheduled freight network for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 due primarily to commencing service to an additional airport in August 2005 and other changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 257%, or 239, more revenue hours related to our ACMI and ad-hoc charter transportation services for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Crew costs increased $0.3 million due in part to more hours flown, longevity pay increases for crew members, and higher travel costs. Our aircraft insurance expense increased $0.2 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.
     Transportation Expense. For the quarter ended June 30, 2006, transportation expense increased $8.8 million, or 224.4%, from the quarter ended June 30, 2005. This increase is primarily due to a $8.4 million increase related to our network trucking expense, including purchased transportation costs and owner operator expenses, due to providing the expedited ground service, higher fuel surcharges charged by the truck carriers and costs to operate the assets acquired from ACT from June 22, 2006 to June 30, 2006. Additionally, chartered aircraft expense increased $0.5 million due to 138 more hours from a chartered aircraft operating in the scheduled freight network during the second quarter of 2006 as compared to the second quarter of 2005.

     Fuel Expense. Fuel expense is comprised of aircraft fuel used in our owned and leased aircraft and aircraft chartered into the scheduled freight network and fuel purchased by us for use in our owned and leased trucks operated in our scheduled freight network. For the quarter ended June 30, 2006, fuel expense increased $0.9 million, or 6.8%, as compared to the quarter ended June 30, 2005.
     Aircraft fuel expense increased approximately $1.0 million resulting from an increase in the average cost of aircraft fuel amounting to a $2.9 million increase in fuel expense which was partially offset by a decrease in fuel consumption amounting to a $1.9 million decrease in fuel expense. Our average cost per gallon of aircraft fuel increased $0.48, or 27.1%, for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The number of gallons used for the quarter ended June 30, 2006 decreased by approximately 1.1 million gallons, or 15.3%, as compared to the quarter ended June 30, 2005. The decrease in fuel consumption is primarily due to the substitution of seven fuel efficient Boeing 737-300SF cargo aircraft into the scheduled freight network and our fuel conservation efforts offset by the additional revenue hours flown in the network.
     Operating the trucks acquired from ACT in our network during the second quarter of 2006 contributed $0.1 million to the total increase in fuel expense.
     Maintenance Expense. For the quarter ended June 30, 2006, maintenance expense increased $1.4 million, or 54.8%, as compared to the quarter ended June 30, 2005. Of this increase, $1.2 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, $0.1 million of higher outsourced outstation maintenance and contract labor and $0.2 million of engineering fees related to upgrading our flight, maintenance and operation manuals and procedures. Maintenance expense related to our owned and leased trucks contributed to $0.1 million of the increase in maintenance expense for the quarter ended June 30, 2006. These increases were offset by $0.1 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to 39.7% fewer block hours flown as we grounded these aircraft by either parking the aircraft or returning them to the lessor as they come due for heavy maintenance.
     Freight Handling Expense. For the quarter ended June 30, 2006, freight handling expense increased $2.4 million, or 36.8%, as compared to the quarter ended June 30, 2005. The increase in freight handling expense was due to a 101.8% increase in chargeable weight. Freight handling expense decreased 32.2% on a chargeable weight basis for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 due to renegotiating the majority of our freight handling contracts due to the expansion of our expedited ground service and handling of the chargeable weight by our own employees at some of our regional hubs.
     Depreciation and Amortization. For the quarter ended June 30, 2006, depreciation and amortization expense decreased $0.2 million, or 22.6%, as compared to the quarter ended June 30, 2005. This decrease is due to assets becoming fully depreciated prior to June 30, 2006 without incurring a significant amount of capital expenditures to replace or extend the life of these assets.
     Operating Overhead Expense. For the quarter ended June 30, 2006, operating overhead increased $0.4 million, or 14.8%, as compared to the quarter ended June 30, 2005. We incurred increases in our ground operations and cargo administrative wages and increased travel expense as we marketed our new expedited ground service. We also incurred increased outstation lease expense related to our new regional hubs as well as additional contract labor costs and advertising costs to support the new expedited ground service. During the second quarter of 2006, we increased our allowance for doubtful accounts by $0.1 million compared to a second quarter 2005 benefit of $0.5 million for bad debt expense due to the recovery of a previously reserved receivable. Offsetting these increases was a reduction of $1.1 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft for the quarter ended June 30, 2006 as compared to June 30, 2005. Additionally, during the quarter ended June 30, 2006, we recognized a $0.4 million refund related to retroactive adjustments for our workers compensation insurance as claims for June 2003 to May 2005 were less than anticipated.

     Gross Loss
     As a result of the foregoing, for the quarter ended June 30, 2006, we recognized a gross loss of $6.5 million compared to $0.3 million for the quarter ended June 30, 2005.
     General and Administrative Expense
     General and administrative expense increased $0.4 million, or 22.6%, for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The increase was primarily due to incurring $0.2 million in higher compensation expense related to the accounting for stock options under SFAS 123R. Additionally, general and administrative expense for the quarter ended June 30, 2006 was further reduced by $0.2 million of gains from the sale of assets compared to $0.4 million of gains from the sale of assets for the quarter ended June 30, 2005.
     Other Income
     Other income increased $0.1 million for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The increase was primarily due to an increase in interest income related to our short-term cash investments.
     Income Taxes
     For the quarter ended June 30, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Six months ended June 30,
	2006	2005
Revenue:
Scheduled freight network	98.6%	97.5%
Other	1.4	2.5

Total revenue	100.0	100.0
Cost of revenue	114.9	101.1

Gross loss	(14.9)	(1.1)
General and administrative expenses	5.4	5.8

Operating loss from continuing operations	(20.3)	(6.9)
Other (income) expense:
Interest expense	0.2	0.2
Other income	(0.6)	(1.0)

Total interest and other (income) expense	(0.4)	(0.8)

Net loss	(19.9)%	(6.1)%

     Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change of the components of our revenue from period-to-period:

	Six months ended June 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Scheduled freight network	$84,350	98.6%	$68,304	97.5%	23.5%
Other:
ACMI	930	1.1	532	0.7	74.8
Miscellaneous	275	0.3	1,244	1.8	(77.9)

Total revenue	$85,555	100.0%	$70,080	100.0%	22.1%

     Scheduled Freight Network. For the six months ended June 30, 2006, the $16.0 million increase in our scheduled freight network revenue was due to a 73.1% increase in our chargeable weight offset by a 29.6% decrease in our average yield as compared to the quarter ended June 30, 2005. Our chargeable weight increase was primarily due to providing expedited ground freight service within our scheduled freight network beginning in the fourth quarter of 2005 and the expansion of our network through the acquisition of substantially all of the operating assets of ACT in the second quarter of 2006. Our average yield decrease was primarily due to a change in the mix of our service as the expedited ground freight service has substantially lower yields than our expedited air freight service. The decrease in yield was partially offset by a higher yield related to our fuel surcharge on our air freight service as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the six months ended June 30, 2006, we flew a dedicated Boeing 727-200 cargo aircraft for seven weeks under an ACMI contract as compared to minimal ACMI activity for the six months ended June 30, 2005.
     Miscellaneous. For the six months ended June 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $1.0 million of revenue. For the six months ended June 30, 2006, our miscellaneous revenue resulted from providing full-truckload, contracted service to our customers outside of our network.
     Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Six months ended June 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Flight expense	$16,757	19.6%	$13,281	19.0%	26.2%
Transportation expense	21,815	25.5	6,845	9.8	218.7
Fuel expense	27,354	31.9	25,185	35.9	8.6
Maintenance expense	7,611	8.9	5,052	7.2	50.7
Freight handling expense	16,953	19.8	12,805	18.3	32.4
Depreciation and amortization	1,529	1.8	1,825	2.6	(16.2)
Operating overhead expense	6,319	7.4	5,822	8.3	8.5

Total cost of revenue	$98,338	114.9%	$70,815	101.1%	38.9%

     Flight Expense. For the six months ended June 30, 2006, flight expense increased $3.5 million, or 26.2%, compared to the six months ended June 30, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense increased $2.5 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 5.4%, or 602, more revenue block hours in the scheduled freight network for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due primarily to commencing service to an additional air city in August 2005 and other aircraft routing changes to gain operational efficiencies. Our aircraft flew a total of 11.1%, or 33, more revenue hours related to our ACMI and ad-hoc charter transportation services for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Crew costs increased $0.5 million due in part to higher training costs related to the Boeing 737-300SF as these costs were included in operating overhead expense during the first six months of 2005 as part of the induction costs, additional hours flown, longevity pay increases for crew members, and higher travel costs. Our aircraft insurance expense increased $0.4 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.
     Transportation Expense. For the six months ended June 30, 2006, transportation expense increased $15.0 million, or 218.7%, from the six months ended June 30, 2005. This increase is primarily due to a $13.9 million increase related to our network trucking expense, including owner-operator costs, due to the launch of our expedited ground service, higher fuel surcharges charged by the truck carriers and costs to operate the assets acquired from ACT from June 22, 2006 to June 30, 2006. Additionally, chartered aircraft expense increased $1.3 million due to 377 more hours from a chartered aircraft operating in the scheduled freight network during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. These increases were offset by a $0.2 million decrease in aircraft ground operating costs, including lower deicing expense.
     Fuel Expense. For the six months ended June 30, 2006, fuel expense increased $2.2 million, or 8.6%, as compared to the six months ended June 30, 2005.
     Aircraft fuel expense increased approximately $2.1 million resulting from an increase in the average cost of aircraft fuel amounting to a $5.8 million increase in fuel expense which was partially offset by a decrease in fuel consumption amounting to a $3.7 million decrease in fuel expense. Our average cost per gallon of aircraft fuel increased $0.46, or 27.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The number of gallons used for the six months ended June 30, 2006 decreased by approximately 2.2 million gallons, or 14.4%, as compared to the six months ended June 30, 2005. The decrease in fuel consumption is primarily due to the substitution of seven fuel efficient Boeing 737-300SF cargo aircraft to the scheduled freight network and our fuel conservation efforts offset by more revenue block hours flown in the network.
     Operating the trucks acquired from ACT in our network during the six months ended June 30, 2006 contributed $0.1 million to the total increase in fuel expense.
     Maintenance Expense. For the six months ended June 30, 2006, maintenance expense increased $2.6 million, or 50.7%, as compared to the six months ended June 30, 2005. Of this increase, $2.6 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, $0.3 million of higher outsourced outstation maintenance and contract labor and $0.3 million of engineering fees related to upgrading our flight, maintenance and operation manuals and procedures. Maintenance expense related to the assets acquired from ACT contributed to $0.1 million of the increase in maintenance expense. These increases were offset by $0.5 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to 44.1% fewer block hours flown as we grounded these aircraft by either parking the aircraft or returning them to the lessor as they come due for heavy maintenance.
     Freight Handling Expense. For the six months ended June 30, 2006, freight handling expense increased $4.2 million, or 32.4%, as compared to the six months ended June 30, 2005. The increase in freight handling expense was due to a 73.1% increase in chargeable weight. Freight handling expense decreased 23.5% on a chargeable weight basis for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to renegotiating the majority of our freight handling contracts due to the expansion of our expedited ground service and handling of the chargeable weight by our own employees at some of our regional hubs.
     Depreciation and Amortization. For the six months ended June 30, 2006, depreciation and amortization expense decreased $0.3 million, or 16.2%, as compared to the six months ended June 30, 2005. This decrease is due to assets becoming fully depreciated prior to June 30, 2006 without incurring a significant amount of capital expenditures to replace or extend the life of these assets.
     Operating Overhead Expense. For the six months ended June 30, 2006, operating overhead increased $0.5 million, or 8.5%, as compared to the six months ended June 30, 2005. We incurred increases of $0.4 million in our ground operations and administrative wages and $0.2 million in travel expense as we marketed our new expedited ground service. We also incurred increased outstation lease expense related to our new regional hubs as well as additional contract labor costs and advertising costs to support the new expedited ground service. We incurred $0.2 million in professional fees related to the replacement of one of our information technology systems. During the first six months of 2006, we increased our allowance for doubtful accounts by $0.1 million compared to the first six months of 2005 benefit of $0.6 million for bad debt expense due to the recovery of a previously reserved receivable. Offsetting these increases was the reduction of $1.5 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft for the six months ended June 30, 2006 as compared to June 30, 2005. Additionally, during the six months ended June 30, 2006, we recognized a $0.4 million refund related to retroactive adjustments for our workers compensation insurance as claims for June 2003 to May 2005 were less than anticipated.
     Gross Loss
     As a result of the foregoing, for the six months ended June 30, 2006, we recognized a gross loss of $12.8 million compared to $0.7 million for the six months ended June 30, 2005.
     General and Administrative Expense
     General and administrative expense increased $0.5 million, or 12.3%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily due to incurring $0.4 million in higher compensation expense related to the accounting for stock options under SFAS 123R and $0.2 million in higher administrative wages for additional personnel. Additionally, general and administrative expense for the six months ended June 30, 2006 was further reduced by $0.6 million of gains from the sale of assets compared to $0.5 million of gains from the sale of assets for the six months ended June 30, 2005.
     Other Income
     Other income increased $0.2 million, or 29.8%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily due an increase in interest income related to our short-term cash investments.
     Income Taxes
     For the six months ended June 30, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
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
     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, among others:
•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and diesel fuel and our ability to recapture increases in the cost of aircraft fuel and diesel fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	with respect to our expansion of our freight transportation network to include scheduled airport-to-airport expedited ground freight transportation services, potential competitive reactions from other ground freight transportation carriers;

•	limitations upon financial and operating flexibility due to the terms of our Credit Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our aircraft parts, airframes or aircraft engines;

•	changes in the cost of Boeing 737-300SF cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreement and/or changes in the cost of Boeing 727-200 cargo aircraft maintenance;

•	changes in general, regional or local economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to successfully integrate and operate our expedited ground network;

•	the ability to attract sufficient customers and freight volumes for our expedited ground network;

•	findings of environmental contamination;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
     We are currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2007, including an evaluation of the internal controls related to the operations of the assets acquired from ACT. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, our management has identified certain areas requiring improvement, which we are addressing.
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
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders on May 23, 2006, at which our stockholders elected seven directors and voted to:
•	approve granting the authority to the Company’s Board of Directors, in their discretion, to amend the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 100,000,000 shares to 125,000,000 shares prior to the 2007 Annual Meeting of Stockholders;

•	approve an increase in the number of shares of the Company’s common stock authorized for issuance under the Kitty Hawk 2003 Long Term Equity Incentive Plan from 7,000,000 shares to 8,500,000 shares; and

•	ratify the selection by the Audit Committee of Grant Thornton LLP as independent registered public accountants for the Company for 2006.
     The results of the voting in connection with each issue were as follows:

     The election of directors:

Director	For	Withheld
Robert W. Zoller, Jr.	59,402,569	66,723
Gerald L. Gitner	59,360,850	108,442
Raymond B. Greer	59,365,322	103,970
Myron Kaplan	59,361,072	108,220
Melvin L. Keating	59,375,022	94,270
Joseph D. Ruffolo	59,358,850	110,442
Laurie M. Shahon	59,365,768	103,524
     The proposal to approve granting the authority to the Company’s Board of Directors, in their discretion, to amend the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 100,000,000 shares to 125,000,000 shares:

For	Against	Abstain	Broker Non-Vote
59,584,720	246,877	2,476	0

The proposal to approve an increase in the number of shares of the Company’s common stock authorized for issuance under the Kitty Hawk 2003 Long Term Equity Incentive Plan from 7,000,000 shares to 8,500,000 shares:

For	Against	Abstain	Broker Non-Vote
39,877,206	2,595,630	31,178	17,330,059

The proposal to ratify the selection by the Audit Committee of Grant Thornton LLP as independent registered public accountants for the Company for 2006:

For	Against	Abstain	Broker Non-Vote
59,752,146	37,210	44,717	0
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

KITTY HAWK, INC.

By:	/s/ JAMES R. KUPFERSCHMID

James R. Kupferschmid
Vice President — Finance and Chief Financial
Officer (Authorized officer and principal financial officer)