Form 10-Q
period 2006-09-30
KITTY HAWK INC
filed 2006-11-14
CIK 932110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at November 13, 2006 was 52,777,228.

KITTY HAWK, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005	4
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32
Certification of Principal Executive Officer
CEO Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,395	$26,650
Restricted cash and short-term investments	437	250
Trade accounts receivable, net of allowance for doubtful accounts of $0.4 million and $0.1 million	24,972	15,672
Assets held for sale	40	135
Inventory and aircraft supplies	2,993	2,932
Deposits and prepaid expenses	3,873	2,000
Prepaid aircraft fuel	1,420	1,727
Other current assets, net	979	89

Total current assets	37,109	49,455
Property and equipment, net	8,439	7,479
Other long-term assets	3,025	—

Total assets	$48,573	$56,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$7,841	$4,551
Accrued wages and compensation related expenses	2,416	1,981
Other accrued expenses	8,591	7,273
Taxes payable, other than income taxes	1,119	1,068
Current debt	9,855	1,949

Total current liabilities	29,822	16,822
Other long-term liabilities	518	355

Total liabilities	30,340	17,177

Commitments and contingencies

Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,550 and 14,800 at September 30, 2006 and December 31, 2005, respectively	12,142	12,350

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000 at September 30, 2006 and December 31, 2005; issued and outstanding — 52,777,228 and 50,310,061 at September 30, 2006 and December 31, 2005, respectively	—	—
Additional capital	26,232	24,094
Retained earnings (deficit)	(20,141)	3,313

Total stockholders’ equity	6,091	27,407

Total liabilities and stockholders’ equity	$48,573	$56,934

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Scheduled freight network	$55,093	$39,724	$139,443	$108,028
ACMI	19	400	949	932
Miscellaneous	2,809	566	3,084	1,810

Total revenue	57,921	40,690	143,476	110,770
Cost of revenue:
Flight expense	8,465	8,134	25,222	21,415
Transportation expense	16,863	3,381	38,678	10,226
Fuel expense	15,869	13,874	43,223	39,059
Maintenance expense	4,136	3,219	11,747	8,271
Freight handling expense	9,718	6,472	26,671	19,277
Depreciation and amortization	1,041	966	2,570	2,791
Operating overhead expense	5,001	3,152	11,320	8,974

Total cost of revenue	61,093	39,198	159,431	110,013

Gross profit (loss)	(3,172)	1,492	(15,955)	757
General and administrative expense	2,713	1,898	7,291	5,974

Operating loss	(5,885)	(406)	(23,246)	(5,217)
Other (income) expense:
Interest expense	169	66	311	209
Other, net	(28)	(63)	(510)	(750)

Net loss	(6,026)	(409)	(23,047)	(4,676)
Preferred stock dividends	291	—	881	—

Net loss allocable to common stockholders	$(6,317)	$(409)	$(23,928)	$(4,676)

Basic loss per share	$(0.12)	$(0.01)	$(0.46)	$(0.09)

Diluted loss per share	$(0.12)	$(0.01)	$(0.46)	$(0.09)

Weighted average common shares outstanding — basic	53,853,833	51,582,032	52,517,887	51,403,186

Weighted average diluted common shares outstanding — diluted	53,853,833	51,582,032	52,517,887	51,403,186

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock			Retained
	Number of		Additional	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2005	50,310,061	$—	$24,094	$3,313	$27,407
Net loss	—	—	—	(23,047)	(23,047)
Dividends paid for Series B Redeemable Preferred Stock	—	—	—	(407)	(407)
Compensation expense associated with stock option and restricted stock unit grants	—	—	599	—	599
Issuance of common stock related to asset purchase agreement	1,773,818	—	1,260	—	1,260
Issuance of common stock related to conversion of Series B Redeemable Preferred Stock	260,308	—	208	—	208
Issuance of common stock related to exercise of options to acquire stock	237,675	—	71	—	71
Issuance of common stock related to exercise of warrants to acquire stock	195,366	—	—	—	—

Balance at September 30, 2006	52,777,228	$—	$26,232	$(20,141)	$6,091

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(23,047)	$(4,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,814	3,052
Gain on disposal of property and equipment	(539)	(649)
Compensation expense related to stock options and restricted stock units	599	53
(Reversal of) provision for allowance for doubtful accounts	227	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,527)	(3,388)
Inventory and aircraft supplies	(60)	(250)
Prepaid expenses and other	(1,582)	(2,199)
Accounts payable and accrued expenses	4,074	120
Accrued maintenance reserves	—	(89)

Net cash used in operating activities	(27,041)	(8,028)
Investing activities:
Proceeds from sale of assets	1,058	1,316
Assets acquired from Air Container Transport, Inc.	(3,197)	—
Change in restricted cash	(187)	971
Capital expenditures	(1,535)	(2,878)

Net cash used in investing activities	(3,861)	(591)
Financing activities:
Net borrowings on Credit Facility	7,293	—
Dividends paid on Series B Redeemable Preferred Stock	(407)	—
Payments on current debt	(310)	—
Proceeds from exercise of stock options	71	122

Net cash provided by financing activities	6,647	122

Net decrease in cash and cash equivalents	(24,255)	(8,497)
Cash and cash equivalents at beginning of period	26,650	16,284

Cash and cash equivalents at end of period	$2,395	$7,787

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, are unaudited (except for the December 31, 2005 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full year.
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
2. LEGAL PROCEEDINGS
     General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services the Company arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of the Company’s bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors has named the Company as a third party defendant in the litigation and is seeking indemnification of up to $4.6 million against the Company. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and that the Company would be dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted the Company’s motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim to the U.S. District Court for the Northern District of Texas, Fort Worth Division. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors then filed a motion to reconsider with the U.S. District Court for the Northern District of Texas, Fort Worth Division, which was also denied. On January 31, 2006, General Motors filed a Notice of Appeal to the U.S. 5th Circuit Court of Appeals, appealing the denial of its motion to reconsider. On August 24, 2006, the U.S. 5th Circuit Court of Appeals affirmed the dismissal of General Motors Notice of Appeal.
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
     Stock-based compensation for the three and nine months ended September 30, 2006 includes compensation expense as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(in thousands)
Flight expense	$30	$90
Maintenance expense	4	16
Freight handling expense	19	62
Operating overhead expense	50	107
General and administrative expense	106	324

Total compensation expense	$209	$599

     The fair value of options granted in 2006 was estimated using the lattice option pricing model using the assumptions in the table below. The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase compensation expense. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. The Company examines actual stock options exercised to estimate the expected life of the options and expected forfeiture rate. An increase in the expected term will increase compensation expense. Volatility is based on changes in the market value of the Company’s stock. An increase in expected volatility will increase compensation expense. Dividend yield is the annual rate of dividend per share over the exercise period of the option. The Company does not intend to pay dividends, and historically has not paid dividends, on its common stock and is restricted from paying dividends on its common stock as a term of its revolving credit facility.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Risk free interest rate	4.57%	4.67%
Expected term (years)	6	6
Volatility	67.63%	66.09%
Dividend yield	—	—
Annual forfeiture rate	4.00%	4.00%
     The following table summarizes the stock option and RSU activity under the Plan for the nine months ended September 30, 2006:

			Weighted
	Available for	Options/RSUs	Average
	Grant	Outstanding	Exercise Price
Outstanding at December 31, 2005	765,961	4,545,727	$0.60
Authorized for grant	1,500,000	—	—
Options granted (weighted-average fair value $0.57)	(343,500)	343,500	$0.84
RSUs granted (weighted-average fair value $0.79).	(595,472)	595,472	—
Exercised (total intrinsic value of $0.2 million)	—	(237,675)	$0.30
Canceled (weighted average grant date fair value $0.82)	272,675	(272,675)	$1.00

Outstanding at September 30, 2006	1,599,664	4,974,349	$0.66

     The following summarizes unvested and vesting activity related to stock options and RSUs during the nine months ended September 30, 2006:

		Weighted Average
		Fair Value at
	Options/RSUs	Grant Date
Unvested at January 1, 2006	2,343,383	$0.65
Vested during the period (total fair value of $0.7 million)	(1,191,626)	$0.56
Granted	938,972	$0.71
Forfeited	(257,792)	$0.79

Unvested at September 30, 2006	1,832,937	$0.72

     The following table summarizes information about the stock options and RSUs outstanding at September 30, 2006:

			Weighted
		Weighted	Average
		Average	Exercise
	Number of	Remaining	Price of	Aggregate Intrinsic
	Options/RSUs	Life (Years)	Options/RSUs	Value at
Exercise Prices	Outstanding	Outstanding	Outstanding	September 30, 2006
$ —	898,872	—	—
$0.30	2,358,527	6.83	$0.30
$0.77 — $0.95	281,500	9.74	$0.80
$1.04 — $1.105	682,000	9.32	$1.05
$1.14 — $1.17	274,000	8.82	$1.16
$1.40 — $1.43	229,666	8.04	$1.40
$1.62	250,000	7.67	$1.62

Outstanding at September 30, 2006	4,974,565	8.20	$0.66	$1,800,639

     The following table summarizes information about the vested stock options and RSUs at September 30, 2006:

			Weighted
		Weighted	Average
		Average	Exercise
	Number of	Remaining	Price of	Aggregate Intrinsic
	Options/RSUs	Contractual	Vested	Value at
Exercise Prices	Vested(1)	Terms	Options/RSUs	September 30, 2006
$ —	263,476	—	—
$0.30	2,229,985	6.83	$0.30
$0.77 — $0.95	—	9.74	$0.80
$1.04 — $1.105	210,000	9.25	$1.05
$1.14 — $1.17	92,000	8.31	$1.16
$1.40 — $1.43	158,667	8.03	$1.40
$1.62	187,500	7.67	$1.43

Exercisable at September 30, 2006	3,141,628	7.82	$0.56	$1,250,970

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.
     The total compensation expense related to unvested options and RSUs as of September 30, 2006 was $1.3 million, including the effect of estimated future forfeitures, and is expected to be recognized over a weighted average period of 2.5 years.

Compensation Expense
(in thousands)
Three months ending December 31, 2006	$188
Year ending December 31, 2007	622
Year ending December 31, 2008	321
Year ending December 31, 2009	122
Year ending December 31, 2010	41

Total	$1,294

     As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands, except per share amounts)
Income from continuing operations before income taxes	$130	$388
Income from continuing operations	130	388
Net loss	130	388
Basic and diluted loss per common share	$0.00	$(0.01)

     Prior to 2006, the Company was required to disclose the pro forma effect of stock based compensation based on the fair value method. The Company used the Black-Scholes option pricing model to calculate the fair value of options for the stock options outstanding as of September 30, 2005. The following weighted average assumptions were used in determining the fair value of the options granted during the period noted:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Risk free interest rate	4.12%	4.11%
Expected term (years)	6	6
Volatility	58%	57%
Dividend yield	0%	0%
     The following table illustrates the effect on net income, net of taxes, and earnings per share if the Company had applied fair value accounting for the stock options and RSUs outstanding as of September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In thousands,
	except per share data)
Net loss, as reported	$(409)	$(4,676)
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	31	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(154)	(373)

Pro forma net loss	$(532)	$(4,996)

Basic loss per share — as reported	$(0.01)	$(0.09)

Basic loss per share — pro forma	$(0.01)	$(0.10)

Diluted loss per share — as reported	$(0.01)	$(0.09)

Diluted loss per share — pro forma	$(0.01)	$(0.10)

4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Freight handling expenses	$1,641	$1,686
Landing and parking expenses	710	1,178
Trucking expenses	3,303	1,064
Other	2,937	3,345

Total other accrued expenses	$8,591	$7,273

5. SEGMENT REPORTING
     As of September 30, 2006, the Company’s operations were comprised of three segments — a scheduled freight network, a ground transportation services company and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
     The column labeled “other” consists of corporate activities. Business assets are owned by, or allocated to, each of the business segments. The allocation of assets is primarily a result of intercompany charges for services between the segments. Assets included in the column labeled “other” include cash, allowance for doubtful accounts and the leasehold estate related to the building occupied by the corporate offices. The accounting policies of each segment are the same as those reported in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2005.
     The change in segment assets from September 30, 2005 to September 30, 2006 was attributable to (i) an increase in accounts receivable from external customers resulting from increased revenues in the scheduled freight network segment, (ii) the acquisition of substantially all of the operating assets of Air Container Transport, Inc., a California corporation, and increase in the intercompany receivable balance in the ground transportation services company, (iii) the effects of depreciation and amortization of the assets of the cargo airline segment and (iv) an increase in the intercompany receivable balances from the other segments in the corporate segment due primarily to funding their operations.

		Ground
	Scheduled	Transportation
	Freight	Services	Cargo			Consolidated
	Network	Company	Airline	Other	Eliminations	Balance
	(in thousands)
Three months ended September 30, 2006:
Revenue from external customers	$55,093	$2,809	$19	$—	$—	$57,921
Revenue from intersegment operations	—	18,550	12,927	—	(31,477)	—
Depreciation and amortization	144	395	502	89	—	1,130
Operating income (loss)	(6,073)	227	(31)	(8)	—	(5,885)
Interest expense	30	—	—	139	—	169
Other income	—	—	—	(28)	—	(28)
Net income (loss)	$(6,103)	$227	$(31)	$(119)	—	$(6,026)

Total assets	$44,403	$26,011	$8,740	$48,922	$(79,503)	$48,573

Three months ended September 30, 2005:
Revenue from external customers	$39,724	$—	$966	$—	$—	$40,690
Revenue from intersegment operations	—	—	11,888	—	(11,888)	—
Depreciation and amortization	129	—	837	89	—	1,055
Operating income (loss)	129	—	(529)	(6)	—	(406)
Interest expense	13	—	—	53	—	66
Other income	(6)	—	—	(57)	—	(63)
Net income (loss)	$122	—	$(529)	$(2)	—	$(409)

Total assets	$20,791	$—	$15,595	$24,590	$(16,283)	$44,693

Nine months ended September 30, 2006:
Revenue from external customers	$139,443	$3,084	$949	$—	$—	$143,476
Revenue from intersegment operations	—	37,710	39,162	—	(76,872)	—
Depreciation and amortization	407	395	1,768	244	—	2,814
Operating income (loss)	(23,949)	252	483	(32)	—	(23,246)
Interest expense	51	—	—	260	—	311
Other income	—	—	(32)	(478)	—	(510)
Net income (loss)	$(24,000)	$252	$515	$186	—	$(23,047)

Total assets	$44,403	$26,011	$8,740	$48,922	$(79,503)	$48,573

Nine months ended September 30, 2005:
Revenue from external customers	$108,838	$—	$1,932	$—	$—	$110,770
Revenue from intersegment operations	—	—	32,247	—	(32,247)	—
Depreciation and amortization	389	—	2,402	261	—	3,052
Operating loss	(3,616)	—	(1,528)	(73)	—	(5,217)
Interest expense	48	—	2	159	—	209
Other income	(151)	—	(10)	(589)	—	(750)
Net income (loss)	$(3,513)	—	$(1,520)	$357	—	$(4,676)

Total assets	$20,791	$—	$15,595	$24,590	$(16,283)	$44,693

6. EARNINGS PER SHARE
     In March 2003, the Company issued warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. These warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of September 30, 2006, warrants to purchase 1,076,605 shares of common stock remain outstanding. These warrants expire in 2013.
     A reconciliation of the shares used in the per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	53,853,833	51,582,032	52,517,887	51,403,186
Effect of dilutive securities	—	—	—	—

Weighted average shares outstanding — diluted	53,853,833	51,582,032	52,517,887	51,403,186

Securities excluded from computation due to antidilutive effect:
Due to net loss	2,757,427	3,464,727	6,618,683	3,750,672

Due to out-of-the-money — Preferred Stock	18,759,693	—	15,149,937	—

Due to out-of-the-money — Stock options and RSUs	2,217,141	1,157,945	1,965,621	872,000

7. ASSET ACQUISITION
     On June 22, 2006, the Company, through its wholly-owned subsidiary Kitty Hawk Ground, Inc., or Kitty Hawk Ground, acquired substantially all of the operating assets of privately held Air Container Transport, Inc. (or ACT), including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, Kitty Hawk Ground also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. Kitty Hawk Ground did not assume any pre-closing liabilities of ACT, except for limited liabilities expressly set forth in the asset purchase agreement.
     Kitty Hawk Ground is operating the transportation assets that were acquired from ACT. ACT operated an airport-to-airport expedited ground freight network primarily in California, Oregon, Washington, British Columbia, Colorado, Utah, Illinois and Texas. The Company acquired these assets in order to further expand its expedited ground service and expand its operations on the West coast.
     The purchase price was $5.0 million, funded in a combination of $2.75 million of cash paid at closing, the issuance of 1,773,818 shares of unregistered Kitty Hawk common stock based on a 10-day volume weighted average price and deferred payments of $0.25 million and $0.5 million with interest, for six and twelve months after closing, respectively. These deferred payments are secured by letters of credit. In addition, Kitty Hawk Ground reimbursed ACT for its normal operating expenses from May 30, 2006 through the closing date and acquired the cash, accounts receivable and prepaid items generated from the operation of the acquired business in the ordinary course during the same period. The Company has registered the resale of the shares of its common stock issued to ACT. The shareholders of ACT continue to own and operate businesses that now utilize the Company’ services. During the quarter ended September 30, 2006, approximately 2.4% of the Company’s total revenues were generated from these businesses. The accompanying financial statements include the results of operating the ACT assets from June 22, 2006.

     The Company has completed its final purchase price allocation. The purchase price allocation of $5.1 million, including transaction costs, was allocated as follows:

September 30, 2006
(in thousands)
Current assets	$120
Property and equipment	2,483
Other long-term assets	3,092

Total assets acquired	5,695

Current liabilities	(128)
Other long-term liabilities	(444)

Total liabilities	(572)

Net assets acquired	$5,123

     Approximately $3.1 million of the purchase price was allocated to the acquired intangible assets, including customer lists of $1.7 million (ten year life), non-compete agreements of $1.1 million (three year life), the ACT trade name of $0.2 million (three year life) and $0.1 million of goodwill. Approximately $1.9 million was allocated to the tangible assets including trucks and trailers of $1.8 million and $0.1 million of freight handling equipment and office furniture and fixtures. Additionally, the Company acquired $0.6 million of trucks classified under capital lease arrangements.
     The following table presents unaudited supplemental pro forma information as if the ACT assets had been acquired as of the beginning of each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$57,921	$52,043	$165,241	$143,268
Net loss allocable to common stockholders	$(6,317)	$(307)	$(24,789)	$(5,181)
Basic and diluted loss per share	$(0.12)	$(0.01)	$(0.46)	$(0.10)
8. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2005 for information on these agreements and relationships.
9. SUBSEQUENT EVENT
     USPS Contract. On September 29, 2006, Kitty Hawk Cargo, Inc. was awarded an initial letter contract with the United States Postal Service, or USPS, authorizing the Company to expend up to $500,000 in anticipation of the USPS awarding the Company a definitive contract to manage a daytime air and ground cargo network for peak season mail from November 28 through December 24, 2006, or the C-NET network. On November 10, 2006, the letter contract was amended by the USPS authorizing the Company to expend up to an additional $10 million to continue working without interruption toward operation of the C-NET network.
     The Company expects that the daytime C-NET network will operate through Kitty Hawk’s Fort Wayne, Indiana sort facility and will be in addition to Kitty Hawk’s own scheduled overnight air freight network. The C-NET network is anticipated to include approximately 130 trucks contracted for by Kitty Hawk, over 200 seasonal employees at Kitty Hawk’s Fort Wayne sort facility and approximately 36 large cargo aircraft contracted for by the USPS, including seven of Kitty Hawk’s own aircraft. The Company anticipates that it will also be responsible for aircraft ground handling at all cities that are part of the C-NET network.
     The Company anticipates that the contract will provide for minimum payments and agreed upon volumes from the USPS ranging from approximately 250,000 cubic feet of mail per day in weeks one and two to approximately 300,000 cubic feet of mail in weeks three and four. The C-NET network is scheduled to run six days per week for each of the four weeks. The Company expects that it will be responsible for the complete management of C-NET network. There is no assurance that the C-NET network contract will be awarded to the Company.
     Amendment to Credit Facility. On July 19, 2006, the Company entered into a Revolving Credit and Security Agreement, or the Credit Agreement, with PNC Bank, N.A., or PNC. The Credit Agreement provides for a $20.0 million revolving credit and letter of credit facility, or the Credit Facility, due as a balloon payment in 2009. The obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries.
     Availability under the Credit Facility is limited to a borrowing base equal to the lesser of $20.0 million or 85% of eligible receivables and is further limited by a reserve as described below. PNC may reject any receivable deemed ineligible in the exercise of its judgment. Additionally, the Credit Facility provides for letters of credit of up to $5.0 million. Letter of credit fees are computed at an annual rate of 2.5% of the average daily face amount of each outstanding letter of credit. At November 10, 2006, the Company had a borrowing base of $20.0 million, outstanding borrowings of $6.6 million and outstanding letters of credit of $4.0 million.
     On September 30, 2006, the Company was not in compliance with the Fixed Charge Coverage Ratio set forth in the Credit Facility. On November 13, 2006, the Company entered into a First Amendment to the Credit Facility which waived the non-compliance and made the following additional changes to the Credit Facility.

     The amendment changed the per annum interest rate under the Credit Facility to equal the sum of the base commercial lending rate of PNC plus a base rate margin. The base rate margin varies over time and varies based on the Company’s financial performance. From November 13, 2006 until five business days after delivery of the Company’s compliance certificate for the period ending March 31, 2007, the base rate margin is 2%. The base rate margin is reset five business days after delivery of the Company’s compliance certificate for each quarter starting March 31, 2007 based on the Company’s Fixed Charge Coverage Ratio (as defined in the amendment) as described in the following table:

		Base Rate Margin if	Base Rate Margin if
Fiscal Period	Condition	Condition Satisfied	Condition Not Satisfied
March 31, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	1.5%	2.0%

June 30, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the nine months then ended	1.25%	2.0%

September 30, 2007, and at the end of any fiscal quarter thereafter	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the twelve months then ended	1.0%	2.0%

September 30, 2007, and at the end of any fiscal quarter thereafter	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the twelve months then ended	0%	N/A
     The amendment changes the Fixed Charge Coverage Ratio definition and replaces the Fixed Charge Coverage Ratio covenant in its entirety. The amendment requires the Company to maintain a Fixed Charge Coverage Ratio of not less than 1.0 to 1, measured as of (i) December 31, 2006, for the three months then ended, (ii) January 31, 2007, for the four months then ended, (iii) February 28, 2007, for the five months then ended, (iv) March 31, 2007, for the six months then ended, (v) April 30, 2007, for the seven months then ended, (vi) May 31, 2007, for the eight months then ended, (vii) June 30, 2007, for the nine months then ended, (viii) July 31, 2007, for the ten months then ended, (ix) August 31, 2007, for the eleven months then ended and (x) as of the last day of each month thereafter, for the twelve months then ended. The calculation of the Fixed Charge Coverage Ratio will exclude aircraft maintenance capital expenditures unless undrawn availability under the Credit Facility is less than $5.0 million for thirty consecutive days.
     The amendment also replaces the Tangible Net Worth covenant in its entirety. The amendment requires the Company to maintain Tangible Net Worth equal (a) as of December 31, 2006, for the fiscal year then ended, not less than $14,000,000 and (b) as of the last day of each fiscal year thereafter, for the fiscal year then ended, not less than the sum of (A) Tangible Net Worth as of the last day of the fiscal year ended twelve months prior plus (B) the net income of the Company for the fiscal year multiplied by 0.75 less any cash dividends permitted by the Credit Facility.
     In addition, per the amendment, availability under the Credit Facility is reduced by a reserve of $3.5 million until January 1, 2007. However, the reserve will be reduced to $2.0 million until January 1, 2007 upon the award of a contract by the USPS to manage the C-NET network. The reserve will increase to $5.0 million on January 2, 2007 and to $7.5 million on April 2, 2007. The reserve is reset quarterly starting with the delivery of the Company’s compliance certificate for the period March 31, 2007 based on the Company’s Fixed Charge Coverage Ratio (as defined in the amendment) as described in the following table:

		Reserve Amount If	Reserve Amount If
Testing Date	Condition	Condition Satisfied	Condition Not Satisfied
March 31, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	$5.0 million	$7.5 million

June 30, 2007	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the nine months then ended	$3.5 million	$7.5 million

September 30, 2007, and at the end of any fiscal quarter thereafter	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the twelve months then ended	$2.0 million	$7.5 million

September 30, 2007, and at the end of any fiscal quarter thereafter	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the twelve months then ended	$0	N/A
     The amendment also modifies the lock box provisions to cause the Company’s cash proceeds to become the property of PNC. The amendment eliminates the ability of the Company to borrow money based on a Eurodollar rate and requires the Company to report accounts payable and accounts receivable monthly and to deliver a borrowing base certificate each week. The amendment also allows the lenders to sell, assign or transfer its rights relating to revolving advances under the Credit Facility to certain parties without the consent of the Company. The Company paid PNC an amendment fee of $125,000 on November 13, 2006 and will pay PNC an additional amendment fee of $150,000 on December 15, 2006. All other material terms and conditions of the Credit Facility remain unchanged.

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
Executive Overview
     Kitty Hawk is a holding company providing corporate planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo. During the nine months ended September 30, 2006, we generated 97.2% of our revenue from our scheduled freight network, 0.6% of our revenue from our cargo airline and 2.2% of our revenue from our ground transportation operations.
     Scheduled Freight Network. We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S, Alaska, Hawaii, Canada and Puerto Rico. Most of our expedited air freight product is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight product is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of November 10, 2006, our scheduled freight network offered an expedited overnight and second-morning air freight product to 53 business centers and an expedited time-definite ground freight product to 61 business centers. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond our current service areas.
     Our scheduled freight network provides marketing, sales, scheduling and hub operations coordination for our air and ground freight products, serving domestic and international freight forwarders, integrated freight companies, passenger and all-cargo airlines, logistic companies and other delivery companies.
     Our scheduled freight network business relies on customers who need expedited delivery on an as-needed basis for air or ground delivery. We do not have long-term commitments from our customers because the freight is shipped on an as-needed basis. Without customer commitments, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors.
     A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, other durable goods and equipment industries and apparel. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. and increasingly, world economies. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically having the strongest demand and, as such, typically being the highest revenue quarters.
     In addition, the demand for our expedited air and ground freight products is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by passenger airlines, integrated freight carriers and trucking networks. In general, our competitors are impacted by the same economic cyclicality and seasonality trends as we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure acceptable freight services at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.
     For the three months and nine months ended September 30, 2006, our net loss was a result of (i) the introduction of and continued offering of an expedited ground freight product, (ii) the investment in our ground transportation services company, including the June 2006 acquisition of substantially all of the operating assets of Air Container Transport, Inc., or ACT, under an asset purchase agreement, (iii) reduced demand for our services due to higher fuel prices in the first part of 2006, (iv) reduced capacity for our air product as a result of integrating the Boeing 737-300SF cargo aircraft into our fleet, and, more recently, (v) weak demand during the traditional third quarter peak season shipping pattern. During the fourth quarter of 2006, we continue to experience weak demand during the traditional peak season shipping pattern. We believe other domestic freight transportation companies are also experiencing similar weaker than historical demand during this period. In response to these developments, we are rationalizing our air and ground transportation services, including reviewing the air and ground routes and staffing.
     On September 29, 2006, Kitty Hawk Cargo, Inc. was awarded an initial letter contract with the United States Postal Service, or USPS, authorizing us to expend up to $500,000 in anticipation of the USPS awarding us a definitive contract to manage a daytime air and ground cargo network for peak season mail from November 28 through December 24, 2006, or the C-NET network. On November 10, 2006, the letter contract was amended by the USPS authorizing us to expend up to an additional $10 million to continue working without interruption towards operation of the C-NET network. We anticipate being responsible for the complete management of C-NET network, including managing approximately 130 trucks contracted for by us, over 200 seasonal employees at our Fort Wayne sort facility and approximately 36 large cargo aircraft contracted for by the USPS, including seven of our own aircraft. We expect this contract will have a positive impact on revenue and net income during the fourth quarter of 2006. There is no assurance that the C-NET network contract will be awarded to us.
     Ground Transportation. With the June 2006 acquisition of the ACT assets, we expanded our ground transportation services company. These assets, along with owner operators and contracted dedicated trucks, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network. An owner operator is an individual or a company that owns as well as operates their own tractor and provides exclusive service to our network. An owner operator is responsible for their own fuel, equipment maintenance, licensing, insurance and taxes. Kitty Hawk Ground also generates revenue from external customers, including providing full-truckload, contracted service and local pick up and delivery service. For the nine months ended September 30, 2006, this external revenue was 2.2% of our total revenue. As of November 10, 2006, Kitty Hawk Ground managed 62 owner operators, 72 owned trucks and 45 contracted trucks.
     Cargo Airline. Kitty Hawk Aircargo, our all-cargo airline, provides dedicated air transportation services for Kitty Hawk Cargo’s scheduled freight network. During the nine months ended September 30, 2006, Kitty Hawk Aircargo flew 98.1% of its block hours in Kitty Hawk Cargo’s scheduled freight network. As of November 10, 2006, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and five Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. Kitty Hawk Aircargo also generates revenue from external customers through ACMI and ad-hoc charter arrangements. For the nine months ended September 30, 2006, approximately 0.6% of our revenue was from ACMI arrangements.
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
     We seek to recapture the increase in aircraft and diesel fuel costs through increasing our prices to our customers and/or through fuel surcharges charged to our customers. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of fuel through these fuel surcharges charged to our customers and/or by raising our prices to our customers. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in fuel costs. As we attempt to recapture the increase in fuel costs, our customers may seek lower cost freight transportation alternatives to our expedited scheduled freight network. If aircraft and diesel fuel prices remain at historically high levels for an extended period or increase from current prices and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected.
     Increases in the cost of aircraft fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the services are performed. We purchase aircraft fuel from various suppliers at current market prices. We do not currently have any long-term contracts for aircraft fuel, nor do we currently have any agreements to hedge against increases in the price of aircraft fuel. On a regular basis, we review the price and availability of aircraft fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for aircraft fuel or make arrangements to hedge against changes in aircraft fuel prices, we may continue to enter into such agreements or arrangements.
     During the nine months ended September 30, 2006, our aircraft fuel averaged $2.19 per gallon as compared to $1.77 per gallon for the nine months ended September 30, 2005, an increase of 23.7%. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the nine months ended September 30, 2006, we used between 1.9 million and 2.4 million gallons of aircraft fuel per month as compared to between 2.1 million and 2.8 million gallons for the nine months ended September 30, 2005. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $260,000.
     Seasonality. Our business is seasonal in nature. In a typical year, demand for our freight service is highest in the third and fourth quarters of the year and weakest in the first and second quarters. It is our experience that the demand for expedited air service is susceptible to greater seasonal fluctuations than demand for the expedited, time-definite ground services.
     During 2005 and 2006, we believe our expedited air freight product has been negatively impacted by the rapidly changing and recent high cost of aircraft fuel which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited air freight product. Should the recent record high prices for fuel continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
     Fixed Costs. We have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of network hubs and a certain minimum amount of aircraft and trucking operations for each day that we operate. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue do not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the second and third quarters of the year to the extent that our cash and collections of accounts receivable do not allow us to cover our costs. Since our scheduled freight business is both seasonal and tied to the economic trends of the U.S. economy, we may also incur additional working capital needs during the first and fourth quarters of the year.
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal working capital requirements, we believe our cash requirements for the remainder of 2006 include, but are not limited to, projected capital expenditures of less than $0.5 million, including investments in information technology. Our working capital is also affected by the rising cost of aircraft fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge or higher prices charged to our customers until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Further, our working capital requirements for the quarter ended September 30, 2006 were higher than normal due to initially funding the working capital needed to operate the assets acquired from ACT because we did not acquire any of the cash or accounts receivable generated prior to the acquisition. Accounts receivable generated by our expedited ground product are generally collected between 50 and 55 days.
     Capital Resources. At September 30, 2006, our net working capital was $7.3 million as compared to $32.6 million at December 31, 2005. The decrease in net working capital was primarily due to funding the estimated $13.0 million of losses related to expanding our scheduled freight network to include our expedited ground product during the nine months ended September 30, 2006 and the continued high aircraft fuel costs along with seasonal losses from our expedited air service. Our net working capital was also affected by $3.2 million spent related to the acquisition of substantially all of the operating assets of ACT and the $1.5 million of capital expenditures for the scheduled freight network and the cargo airline. Additionally, during the nine months ended September 30, 2006, we paid $0.4 million in dividends related to our Series B Redeemable Preferred Stock.
      Credit Facility. On July 19, 2006, we entered into a Revolving Credit and Security Agreement, or the Credit Agreement, with PNC Bank, N.A., or PNC. The Credit Agreement provides for a $20.0 million revolving credit and letter of credit facility, or the Credit Facility, due as a balloon payment in 2009. The obligations under the Credit Agreement are secured by substantially all of our assets, including those of our subsidiaries.
     Availability under the Credit Facility is limited to a borrowing base equal to the lesser of $20.0 million or 85% of eligible receivables and is further limited by a reserve as described below. PNC may reject any receivable deemed ineligible in the exercise of its judgment. Additionally, the Credit Facility provides for letters of credit of up to $5.0 million. Letter of credit fees are computed at an annual rate of 2.5% of the average daily face amount of each outstanding letter of credit. At November 10, 2006, we had a borrowing base of $20.0 million, outstanding borrowings of $6.6 million and outstanding letters of credit of $4.0 million.
     On September 30, 2006, we were not in compliance with the Fixed Charge Coverage Ratio set forth in the Credit Facility. On November 13, 2006, we entered into a First Amendment to the Credit Facility which waived the non-compliance and made the following additional changes to the Credit Facility.
     The amendment changed the per annum interest rate under the Credit Facility to equal the sum of the base commercial lending rate of PNC plus a base rate margin. The base rate margin varies over time and varies based on our financial performance. From November 13, 2006 until five business days after delivery of our compliance certificate for the period ending March 31, 2007, the base rate margin is 2%. The base rate margin is reset five business days after delivery of our compliance certificate for each quarter starting March 31, 2007 based on our Fixed Charge Coverage Ratio (as defined in the amendment) as described in the following table:

			Base Rate Margin if
		Base Rate Margin if	Condition Not
Fiscal Period	Condition	Condition Satisfied	Satisfied
March 31, 2007	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	1.5%	2.0%

June 30, 2007	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the nine months then ended	1.25%	2.0%

September 30, 2007, and at the end of any fiscal quarter thereafter	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the twelve months then ended	1.0%	2.0%

September 30, 2007, and at the end of any fiscal quarter thereafter	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the twelve months then ended	0%	N/A
     The amendment changes the Fixed Charge Coverage Ratio definition and replaces the Fixed Charge Coverage Ratio covenant in its entirety. The amendment requires us to maintain a Fixed Charge Coverage Ratio of not less than 1.0 to 1, measured as of (i) December 31, 2006, for the three months then ended, (ii) January 31, 2007, for the four months then ended, (iii) February 28, 2007, for the five months then ended, (iv) March 31, 2007, for the six months then ended, (v) April 30, 2007, for the seven months then ended, (vi) May 31, 2007, for the eight months then ended, (vii) June 30, 2007, for the nine months then ended, (viii) July 31, 2007, for the ten months then ended, (ix) August 31, 2007, for the eleven months then ended and (x) as of the last day of each month thereafter, for the twelve months then ended. The calculation of the Fixed Charge Coverage Ratio will exclude aircraft maintenance capital expenditures unless undrawn availability under the Credit Facility is less than $5.0 million for thirty consecutive days.
     The amendment also replaces the Tangible Net Worth covenant in its entirety. The amendment requires us to maintain Tangible Net Worth equal (a) as of December 31, 2006, for the fiscal year then ended, not less than $14,000,000 and (b) as of the last day of each fiscal year thereafter, for the fiscal year then ended, not less than the sum of (A) Tangible Net Worth as of the last day of the fiscal year ended twelve months prior plus (B) our net income for the fiscal year multiplied by 0.75 less any cash dividends permitted by the Credit Facility.
     In addition, per the amendment, availability under the Credit Facility is reduced by a reserve of $3.5 million until January 1, 2007. However, the reserve will be reduced to $2.0 million until January 1, 2007 upon the award of a contract by the USPS to manage the C-NET network. The reserve will increase to $5.0 million on January 2, 2007 and to $7.5 million on April 2, 2007. The reserve is reset quarterly starting with the delivery of our compliance certificate for the period March 31, 2007 based on our Fixed Charge Coverage Ratio (as defined in the amendment) as described in the following table:

Reserve Amount If
		Reserve Amount If	Condition Not
Testing Date	Condition	Condition Satisfied	Satisfied
March 31, 2007	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	$5.0 million	$7.5 million

June 30, 2007	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the nine months then ended	$3.5 million	$7.5 million

September 30, 2007, and at the end of any fiscal quarter thereafter	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the twelve months then ended	$2.0 million	$7.5 million

September 30, 2007, and at the end of any fiscal quarter thereafter	We shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the twelve months then ended	$0	N/A
     The amendment also modifies the lock box provisions to cause our cash proceeds to become the property of PNC. The amendment eliminates our ability to borrow money based on a Eurodollar rate and requires us to report accounts payable and accounts receivable monthly and to deliver a borrowing base certificate each week. The amendment also allows the lenders to sell, assign or transfer its rights relating to revolving advances under the Credit Facility to certain parties without our consent. We paid PNC an amendment fee of $125,000 on or about November 13, 2006 and will pay PNC an additional amendment fee of $150,000 on December 15, 2006. All other material terms and conditions of the Credit Facility remain unchanged.
     Liquidity. Our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we supplement our liquidity by utilizing our credit facility.
     At September 30, 2006, cash and cash equivalents were $2.4 million as compared to $26.6 million at December 31, 2005, and we had $7.3 million of unused availability under the PNC Bank credit facility compared to $6.7 million of unused availability under the Wells Fargo Bank credit facility at December 31, 2005. The decrease in cash and cash equivalents of $24.3 million is a result of using $27.0 million to fund our operations and spending $3.9 million in investing activities and generating $6.6 million in financing activities. Our investing activities included $3.2 million for the acquisition of substantially all of the operating assets of ACT, $1.5 million for the acquisition of other operating assets and $0.2 million addition to restricted cash offset by $1.0 million of proceeds from the sale of our surplus assets. Our financing activities included borrowing $7.3 million on the Credit Facility and generating $0.1 million from the exercise of outstanding stock options to acquire stock in the first nine months of 2006 which was offset by the payment of $0.4 million of preferred stock dividends and $0.3 million payments on current debt. During September 2006, we decided to cumulate, rather than pay currently, the $0.4 million of preferred stock dividends due as of September 30, 2006. These cumulated dividends will bear interest at a rate of 8.0% per annum until declared and paid. At November 10, 2006, we had $4.0 million of cash and availability comprised of unused availability under our PNC Credit Facility net of the $3.5 million liquidity reserve. Additionally, we have $0.1 million of restricted cash held by Wells Fargo to secure previously issued letters of credit. We intend to replace these letters of credit with letters of credit issued by PNC.
     We believe that our cash flow from operations, availability under our Credit Facility and cash on hand will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the demand for our expedited freight services continues to be negatively impacted by rising fuel prices or weakness during the fourth quarter of 2006 or if our forecasts prove to be inaccurate, we may need to supplement our current sources of liquidity during the next 12 months and/or we may need to seek material modifications to our Credit Facility. Substantially all of our assets are encumbered under the Credit Facility. There can be no assurance that we will be able to supplement our existing sources of liquidity or make modifications to our Credit Facility if such actions become necessary.
Results of Operations
     Revenue. Included in our revenue are the following major categories:
•	Scheduled freight revenue, which is generated from our expedited air and ground freight products provided by our scheduled freight network. We consider expedited freight service as freight transported on our air product on an overnight or second-morning basis or on our ground product on a time-definite basis as determined by the customer. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration.

•	ACMI revenue, which is generated from short to medium-term contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue, freight handling services provided for third parties, providing full-truckload, contracted service to third parties and local pick up and delivery trucking services.
     Cost of Revenue. Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	operating usage and lease expense under an aircraft and engine use agreement and leased aircraft operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight within our network and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	driver wages and benefits;

•	contracted trucking expenses for cities in our scheduled network, including owner-operator costs and diesel fuel not purchased by us, and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled air network and on ad-hoc charters that include aircraft fuel in the charter service, the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft and the cost of diesel fuel and all related taxes, fees and surcharges for owned trucks operated by our employees.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline and owned trucks operated by our ground transportation company, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for third party maintenance;

•	costs of aircraft and truck parts and supplies.
•	Freight Handling Expense, which consists of costs to handle the loading and unloading of freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our regional hub personnel, other company operated outstations and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines, trucks, trailers and freight-handling equipment and capitalized software.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network, ground transportation company and cargo airline, including:
•	wages and benefits for operational managers and customer service personnel of Kitty Hawk Cargo and Kitty Hawk Ground;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft during 2005.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have an affect on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted and are currently evaluating the impact adoption may have on our consolidated financial statements.
     In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods (i.e., periodic major overhauls and maintenance of plant and equipment). It continues to permit the application of the other three alternative methods of accounting for planned major maintenance activities including the direct expensing method, the built-in overhaul method and the deferral method. The FSP is effective for the first fiscal year beginning after December 15, 2006. The FSP should be applied retrospectively for all financial statements presented unless doing so is impracticable. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The FSP requires disclosure of the method of accounting for planned major maintenance activities selected, as well as information related to the change from the accrue-in-advance method to another method. While our policy has historically followed the accrue-in-advance method for certain aircraft, due to the nature of our current leased aircraft and maintenance agreements, the adoption of the FSP is not expected to have a material impact on our financial statements.

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2006	2005
Revenue:
Scheduled freight network	95.1%	97.6%
Other	4.9	2.4

Total revenue	100.0	100.0
Cost of revenue	105.5	96.3

Gross profit (loss)	(5.5)	3.7
General and administrative expenses	4.7	4.7

Operating loss from continuing operations	(10.2)	(1.0)
Other (income) expense:
Interest expense	0.3	0.1
Other income	(0.1)	(0.1)

Total interest and other (income) expense	0.2	—

Net loss	(10.4)%	(1.0)%

      Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change of the components of our revenue from period-to-period:

	Three Months Ended September 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Scheduled freight network	$55,093	95.1%	$39,724	97.6%	38.7%
Other:
ACMI	19	0.1	400	1.0	(95.3)
Miscellaneous	2,809	4.8	566	1.4	396.3

Total revenue	$57,921	100.0%	$40,690	100.0%	42.3%

     Scheduled Freight Network. For the quarter ended September 30, 2006, the $15.4 million increase in our scheduled freight network revenue was due to a 319.4% increase in our chargeable weight offset by a 65.3% decrease in our average yield as compared to the quarter ended September 30, 2005. Approximately $1.2 million of the increase in revenue was attributable to our expedited air freight product and $14.2 million of the increase was attributable to our expedited ground freight product. Our chargeable weight increase was due to providing an expedited ground freight product within our scheduled freight network beginning in the fourth quarter of 2005 and the expansion of our network through the acquisition of substantially all of the operating assets of ACT. Our average yield decrease was primarily due to a change in the mix of our products as the expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the quarter ended September 30, 2006, our ACMI revenue was due to the final days of a seven week ACMI contract which were flown in the third quarter of 2006 as compared to minimal ACMI activity for the quarter ended September 30, 2005.
     Miscellaneous. For the quarter ended September 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $0.6 million of revenue. For the quarter ended September 30, 2006, our miscellaneous revenue resulted from providing full-truckload, contracted service to our customers outside of our network.
      Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Three Months Ended September 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Flight expense	$8,465	14.6	$8,134	20.0	4.1%
Transportation expense	16,863	29.1	3,381	8.3	398.8
Fuel expense	15,869	27.4	13,874	34.1	14.4
Maintenance expense	4,136	7.1	3,219	7.9	28.5
Freight handling expense	9,718	16.8	6,472	15.9	50.2
Depreciation and amortization	1,041	1.8	966	2.4	7.8
Operating overhead expense	5,001	8.6	3,152	7.7	58.7

Total cost of revenue	$61,093	105.4%	$39,198	96.3%	55.9%

     Flight Expense. For the quarter ended September 30, 2006, flight expense increased $0.3 million, or 4.1%, compared to the quarter ended September 30, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense increased $0.1 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 4.5%, or 264, less revenue block hours in the scheduled freight network for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 due primarily to changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 97.8%, or 312, less revenue hours related to our ACMI and ad-hoc charter transportation services for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Crew costs increased $0.2 million due in part to longevity pay increases for crew members and higher travel and training costs. Our aircraft insurance expense increased $0.1 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.

     Transportation Expense. For the quarter ended September 30, 2006, transportation expense increased $13.5 million, or 398.8%, from the quarter ended September 30, 2005. This increase is primarily due to a $12.6 million increase related to our network trucking expense, including purchased transportation costs and owner operator expenses, due to providing our expedited ground freight product beginning October 31, 2005, higher fuel surcharges charged by the truck carriers and costs to operate the assets acquired from ACT. Additionally, chartered aircraft expense increased $0.9 million due to 96.5%, or 250, more hours from a chartered aircraft operating in the scheduled freight network during the third quarter of 2006 as compared to the third quarter of 2005.
     Fuel Expense. Fuel expense is comprised of aircraft fuel used in our owned and leased aircraft and aircraft chartered into the scheduled freight network and fuel purchased by us for use in our owned and leased trucks operated in our scheduled freight network. For the quarter ended September 30, 2006, fuel expense increased $2.0 million, or 14.4%, as compared to the quarter ended September 30, 2005.
     Aircraft fuel expense increased approximately $1.2 million resulting from an increase in the average cost of aircraft fuel amounting to a $2.0 million increase in fuel expense which was partially offset by a $0.8 million decrease in fuel consumption. Our average cost per gallon of aircraft fuel increased $0.32, or 15.7%, for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The number of gallons used for the quarter ended September 30, 2006 decreased by approximately 0.4 million gallons, or 5.9%, as compared to the quarter ended September 30, 2005. The decrease in fuel consumption is primarily due to the full effect of the substitution of seven fuel efficient Boeing 737-300SF cargo aircraft into the scheduled freight network, our fuel conservation efforts and less revenue hours flown in the network.
     Operating the trucks acquired from ACT in our network during the third quarter of 2006 contributed $0.8 million to the total increase in fuel expense.
     Maintenance Expense. For the quarter ended September 30, 2006, maintenance expense increased $0.9 million, or 28.5%, as compared to the quarter ended September 30, 2005. Of this increase, $0.2 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, $0.1 million of higher internal maintenance labor costs slightly offset by a reduction in outsourced maintenance and contract labor. Maintenance expense related to our owned and leased trucks contributed to $0.6 million of the increase in maintenance expense for the quarter ended September 30, 2006.
     Freight Handling Expense. For the quarter ended September 30, 2006, freight handling expense increased $3.2 million, or 50.2%, as compared to the quarter ended September 30, 2005. The increase in freight handling expense was due to a 319.4% increase in chargeable weight. Freight handling expense decreased 64.2% on a chargeable weight basis for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 due to renegotiating the majority of our freight handling contracts due to the expansion of our scheduled freight network to include an expedited ground freight product and handling of the chargeable weight by our own employees at some of our regional hubs.
     Depreciation and Amortization. For the quarter ended September 30, 2006, depreciation and amortization expense increased $0.1 million, or 7.8%, as compared to the quarter ended September 30, 2005. This increase is primarily due to depreciating the operating assets acquired from ACT and amortizing the intangible assets associated with the ACT transaction. These expenses were offset by some assets becoming fully depreciated prior to September 30, 2006 without incurring a significant amount of capital expenditures to replace or extend the life of these assets.
     Operating Overhead Expense. For the quarter ended September 30, 2006, operating overhead increased $1.8 million, or 58.7%, as compared to the quarter ended September 30, 2005. We incurred increases in our ground transportation services company and cargo administrative wages and increased travel expense as we marketed our new expedited ground freight product and continued to integrate the operating assets acquired from ACT into our network. We also incurred increased outstation lease expense related to our new regional hubs as well as additional contract labor costs and advertising costs to support the new expedited ground freight product. During the third quarter of 2006, we increased our allowance for doubtful accounts by $0.2 million compared to a third quarter 2005 benefit of $0.2 million for bad debt expense due to the recovery of a previously reserved receivable. Offsetting these increases was a reduction of $0.8 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft for the quarter ended September 30, 2006 as compared to September 30, 2005 as no induction costs were incurred during the quarter ended September 30, 2006 as all the Boeing 737-300SF cargo aircraft were in service at December 31, 2005.
      Gross Loss
     As a result of the foregoing, for the quarter ended September 30, 2006, we recognized a gross loss of $3.2 million compared to $1.5 million gross profit for the quarter ended September 30, 2005.
      General and Administrative Expense
     General and administrative expense increased $0.8 million, or 42.9%, for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The increase was primarily due to incurring $0.1 million in higher compensation expense related to the accounting for stock options under SFAS 123R, $0.1 million of higher professional fees related to our outsourced internal audit function and work towards Sarbanes-Oxley Section 404 compliance and $0.2 million of fees related to terminating our bank agreement with Wells Fargo when it was replaced by an agreement with PNC Bank. Additionally, general and administrative expense for the quarter ended September 30, 2006 was further increased by $0.1 million of losses from the sale of assets compared to $0.2 million of gains from the sale of assets for the quarter ended September 30, 2005.
      Interest Expense
     Interest expense increased $0.1 million for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 primarily due to carrying a higher average outstanding balance on our revolving credit facility.
      Income Taxes
     For the quarter ended September 30, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Nine Months Ended September 30,
	2006	2005
Revenue:
Scheduled freight network	97.2%	97.5%
Other	2.8	2.5

Total revenue	100.0	100.0
Cost of revenue	111.1	99.3

Gross profit (loss)	(11.1)	0.7
General and administrative expenses	5.1	5.4

Operating loss from continuing operations	(16.2)	(4.7)
Other (income) expense:
Interest expense	0.2	0.2
Other income	(0.4)	(0.7)

Total interest and other (income) expense	(0.2)	(0.5)

Net loss	(16.0)%	(4.2)%

     Revenue
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change of the components of our revenue from period-to-period:

	Nine Months Ended September 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Scheduled freight network	$139,443	97.2%	$108,028	97.5%	29.1%
Other:
ACMI	949	0.6	932	0.9	1.8
Miscellaneous	3,084	2.2	1,810	1.6	70.4

Total revenue	$143,476	100.0%	$110,770	100.0%	29.5%

     Scheduled Freight Network. For the nine months ended September 30, 2006, the $31.4 million increase in our scheduled freight network revenue was due to a 159.4% increase in our chargeable weight offset by a 49.1% decrease in our average yield as compared to the nine months ended September 30, 2005. Approximately $7.5 million of the increase in revenue was attributable to our expedited air freight product and $23.9 million of the increase was attributable to our expedited ground freight product. Our chargeable weight increase was primarily due to providing an expedited ground freight product within our scheduled freight network beginning in the fourth quarter of 2005 and the expansion of our network through the acquisition of substantially all of the operating assets of ACT in the second quarter of 2006. Our average yield decrease was primarily due to a change in the mix of our service as our expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher yield related to our fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.
     ACMI. ACMI revenue for the nine months ended September 30, 2006 was comparable to the nine months ended September 30, 2005.
     Miscellaneous. For the nine months ended September 30, 2006, our miscellaneous revenue resulted from providing full-truckload, contracted service to our customers outside of our network. For the nine months ended September 30, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers which generated $1.8 million of revenue.
      Cost of Revenue
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Nine Months Ended September 30,
	2006		2005		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)
Flight expense	$25,222	17.6%	$21,415	19.3%	17.8%
Transportation expense	38,678	27.0	10,226	9.2	278.2
Fuel expense	43,223	30.1	39,059	35.3	10.7
Maintenance expense	11,747	8.2	8,271	7.5	42.0
Freight handling expense	26,671	18.6	19,277	17.4	38.4
Depreciation and amortization	2,570	1.8	2,791	2.5	(7.9)
Operating overhead expense	11,320	7.8	8,974	8.1	26.1

Total cost of revenue	$159,431	111.1%	$110,013	99.3%	44.9%

     Flight Expense. For the nine months ended September 30, 2006, flight expense increased $3.8 million, or 17.8%, compared to the nine months ended September 30, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense increased $2.6 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the time period each aircraft was in service offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 2.0%, or 338, more revenue block hours in the scheduled freight network for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due primarily to commencing service to an additional air city in August 2005 offset by aircraft routing changes to gain operational efficiencies. Our aircraft flew a total of 45.2%, or 280, less revenue hours related to our ACMI and ad-hoc charter transportation services for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Crew costs increased $0.7 million due in part to higher training costs related to the Boeing 737-300SF as these costs were included in operating overhead expense during the first nine months of 2005 as part of the induction costs, additional hours flown, longevity pay increases for crew members, and higher travel costs. Our aircraft insurance expense increased $0.4 million due to the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.
     Transportation Expense. For the nine months ended September 30, 2006, transportation expense increased $28.5 million, or 278.2%, from the nine months ended September 30, 2005. This increase is primarily due to a $26.5 million increase related to our network trucking expense, including owner-operator costs, due to the October 31, 2005 expansion of our scheduled freight network to include our expedited ground product, higher fuel surcharges charged by the truck carriers and costs to operate the assets acquired from ACT from June 22, 2006 to September 30, 2006. Additionally, chartered aircraft expense increased $2.3 million due to 98.0%, or 627, more hours from a chartered aircraft operating in the scheduled freight network during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. These increases were offset by a $0.3 million decrease in aircraft ground operating costs, including lower deicing expense.
     Fuel Expense. For the nine months ended September 30, 2006, fuel expense increased $4.2 million, or 10.7%, as compared to the nine months ended September 30, 2005.
     Aircraft fuel expense increased approximately $3.5 million resulting from an increase in the average cost of aircraft fuel amounting to a $8.0 million increase in fuel expense which was partially offset by a decrease in fuel consumption amounting to a $4.5 million decrease in fuel expense. Our average cost per gallon of aircraft fuel increased $0.42, or 23.7%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The number of gallons used for the nine months ended September 30, 2006 decreased by approximately 2.5 million gallons, or 11.7%, as compared to the nine months ended September 30, 2005. The decrease in fuel consumption is primarily due to the substitution of seven fuel efficient Boeing 737-300SF cargo aircraft to the scheduled freight network and our fuel conservation efforts offset by more revenue block hours flown in the network.
     Operating the trucks acquired from ACT in our network during the nine months ended September 30, 2006 contributed $0.9 million to the total increase in fuel expense.
     Maintenance Expense. For the nine months ended September 30, 2006, maintenance expense increased $3.5 million, or 42.0%, as compared to the nine months ended September 30, 2005. Of this increase, $2.8 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, $0.3 million of higher outsourced outstation maintenance and contract labor, $0.2 million of higher internal maintenance labor costs and $0.3 million of engineering fees related to upgrading our flight, maintenance and operation manuals and procedures. Maintenance expense related to the assets acquired from ACT contributed to $0.6 million of the increase in maintenance expense. These increases were offset by $0.5 million of decreased maintenance costs on the Boeing 727-200 cargo aircraft due to 39.5% fewer block hours flown as we grounded these aircraft by either parking the aircraft or returning them to the lessor as they come due for heavy maintenance.

     Freight Handling Expense. For the nine months ended September 30, 2006, freight handling expense increased $7.4 million, or 38.4%, as compared to the nine months ended September 30, 2005. The increase in freight handling expense was due to a 159.4% increase in chargeable weight. Freight handling expense decreased 46.7% on a chargeable weight basis for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to renegotiating the majority of our freight handling contracts due to the expansion of our scheduled freight network to provide our expedited ground freight product and handling of the chargeable weight by our own employees at some of our regional hubs.
     Depreciation and Amortization. For the nine months ended September 30, 2006, depreciation and amortization expense decreased $0.2 million, or 7.9%, as compared to the nine months ended September 30, 2005. This decrease is primarily due to some assets becoming fully depreciated prior to September 30, 2006 without incurring a significant amount of capital expenditures to replace or extend the life of these assets offset by depreciation and amortization expense associated with the assets acquired from ACT.
     Operating Overhead Expense. For the nine months ended September 30, 2006, operating overhead increased $2.3 million, or 26.1%, as compared to the nine months ended September 30, 2005. We incurred increases of $1.5 million in our sales, operations and administrative wages and travel expense as we marketed our new expedited ground freight product. We also incurred increased outstation lease expense related to our new regional hubs as well as additional contract labor costs and advertising costs to support the new expedited ground freight product. We incurred $0.3 million in professional fees related to the replacement of one of our information technology systems. During the first nine months of 2006, we increased our allowance for doubtful accounts by $0.3 million compared to the first nine months of 2005 benefit of $0.6 million for bad debt expense due to the recovery of a previously reserved receivable. Offsetting these increases was the reduction of $2.3 million of expenses related to the induction of the Boeing 737-300SF cargo aircraft for the nine months ended September 30, 2006 as compared to September 30, 2005. Additionally, during the nine months ended September 30, 2006, we recognized a $0.4 million refund related to retroactive adjustments for our workers compensation insurance as claims for June 2003 to May 2005 were less than anticipated.
      Gross Loss
     As a result of the foregoing, for the nine months ended September 30, 2006, we recognized a gross loss of $16.0 million compared to $0.8 million gross profit for the nine months ended September 30, 2005.
      General and Administrative Expense
     General and administrative expense increased $1.3 million, or 22.0%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily due to incurring $0.5 million in higher compensation expense related to the accounting for stock options under SFAS 123R, $0.3 million of higher professional fees related to our outsourced internal audit function and work towards Sarbanes-Oxley Section 404 compliance, $0.2 million of fees related to terminating our bank agreement with Wells Fargo when it was replaced by an agreement with PNC Bank and $0.3 million in higher administrative wages for additional personnel. Additionally, general and administrative expense for the nine months ended September 30, 2006 was further reduced by $0.5 million of gains from the sale of assets compared to $0.7 million of gains from the sale of assets for the nine months ended September 30, 2005.
      Interest Expense
     Interest expense increased $0.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily due to carrying a higher average outstanding balance on our revolving credit facility.
      Other Income
     Other income decreased $0.2 million, or 32.0%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease was primarily due an decrease in interest income related to our short-term cash investments.

      Income Taxes
     For the nine months ended September 30, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
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
     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, among others:
•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and diesel fuel and our ability to recapture increases in the cost of aircraft fuel and diesel fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	with respect to our expansion of our freight transportation network to include scheduled airport-to-airport expedited ground freight transportation services, potential competitive reactions from other ground freight transportation carriers;

•	limitations upon financial and operating flexibility due to the terms of our Credit Facility;

•	the ability to attract sufficient customers and freight volumes for our expedited ground network;

•	decreases in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and the potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our aircraft parts, airframes or aircraft engines;

•	changes in the cost of Boeing 737-300SF cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreement and/or changes in the cost of Boeing 727-200 cargo aircraft maintenance;

•	changes in general, regional or local economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to successfully integrate and operate our expedited ground network;

•	findings of environmental contamination;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     General Motors. General Motors and Delphi Automotive were sued in Wayne County, Michigan by a number of air charter carriers in connection with air transportation services we arranged with them on behalf of General Motors and Delphi Automotive and for which the air charter carriers were not paid as a result of our bankruptcy. The air charter carriers are seeking to recover approximately $4.6 million from General Motors and Delphi Automotive. General Motors named us as a third party defendant in the litigation seeking indemnification of up to $4.6 million against us. The parties agreed that the indemnification claim would be heard in the bankruptcy court in Fort Worth, Texas and we were dismissed from the litigation in Wayne County, Michigan. On November 3, 2004, the bankruptcy court granted our motion that General Motors’ claim for indemnification be denied in its entirety. General Motors appealed the bankruptcy court’s dismissal of its claim to the U.S. District Court for the Northern District of Texas, Fort Worth Division. On August 25, 2005, the U.S. District Court for the Northern District of Texas, Fort Worth Division, denied General Motors’ appeal. General Motors then filed a motion to reconsider with the U.S. District Court for the Northern District of Texas, Fort Worth Division, which was also denied. On January 31, 2006, General Motors filed a Notice of Appeal to the U.S. 5th Circuit Court of Appeals, appealing the denial of its motion to reconsider. On August 24, 2006, the U.S. 5th Circuit Court of Appeals affirmed the dismissal of General Motors Notice of Appeal.
     Other. We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those previously disclosed in our 2005 Annual Report on Form 10-K.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

KITTY HAWK, INC.
By:	/s/ JAMES R. KUPFERSCHMID
James R. Kupferschmid
Vice President - Finance and Chief Financial Officer (Authorized officer and principal financial officer)