Form 10-K
period 2006-12-31
KITTY HAWK INC
filed 2007-04-02
CIK 932110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-25202
Kitty Hawk, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2564006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 West 20th Street	75261
P.O. Box 612787	(Zip Code)
DFW International Airport, Texas
(Address of principal executive offices)

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $42.7 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

At March 29, 2007, there were 52,925,896 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders have been incorporated by reference into Part III of this annual report on Form 10-K.

KITTY HAWK, INC.

2006 ANNUAL REPORT ON FORM 10-K

Glossary of Selected Industry Terms

The following are definitions of terms commonly used in the transportation industry and this annual report:

“ACMI” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on a contractual basis.

“Ad-hoc charter” means providing air transportation service consisting of the aircraft, crew, maintenance and insurance on an on-demand basis and may also include other costs to operate the aircraft, including aircraft fuel and aircraft handling charges.

“Aircraft” means an airframe and attached aircraft engines.

“Airframe” means the structure of an aircraft, including the fuselage, wings, stabilizers, flight control surfaces and landing gear, but excluding the aircraft engines.

“Block hour” means the time that an aircraft begins moving under its own power at its origination airport to the time it comes to rest at its destination airport.

“Business center” means a major airport or city served by the Company and the surrounding geographic area typically within a 200 mile radius.

“C-check” means a thorough inspection and overhaul of an airframe and its components to ensure the airframe is airworthy.

“DOT” means Department of Transportation.

“EUV” means exclusive use vehicles for the dedicated transportation of truckload freight for a single customer.

“Expendable part” means an aircraft part that is not repaired and reinstalled on an aircraft.

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

“Logistics” means the coordination of EUVs, pickup and delivery and warehousing activities conducted by the Company.

“LTL” means the transportation of less than a full truckload of freight.

“Owner operator” is an individual or a company that owns as well as operates its own truck. An owner operator is responsible for its own fuel, equipment maintenance, licensing, insurance and taxes.

“Power-by-the-hour” means payment for services or use of assets on a flight hour basis.

“Rotable part” means an aircraft part that can be repaired and reinstalled on an aircraft.

“Truck” means a powered vehicle intended for pulling a trailer or other piece of equipment which cannot propel itself.

“Yield” means revenue expressed on a per chargeable weight pound carried basis. Revenue includes the price charged for the service plus any fuel or security surcharges.

PART I

ITEM 1.	BUSINESS

General

Kitty Hawk is a holding company providing corporate planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo. During the year ended December 31, 2006, we generated 83.4% of our revenue from our scheduled freight network, 11.5% of our revenue from a network management contract, 2.5% of our revenue from our cargo airline and 2.6% of our revenue from our ground transportation operations.

Kitty Hawk Cargo operates a scheduled freight network that principally provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S., Canada and Puerto Rico. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. As of March 26, 2007, our scheduled freight network offered an expedited overnight and second-morning air freight product to 54 business centers and an expedited time-definite ground freight product to 46 business centers.

Kitty Hawk Ground, our ground transportation services company, provides dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network utilizing assets acquired from Air Container Transport, Inc., or ACT, in June 2006 as well as managing owner operators and contracted dedicated trucks. Kitty Hawk Ground also generates revenue by providing dedicated or EUV ground services for a limited number of customers, including international and domestic airlines, and local transportation services not associated with our network.

Kitty Hawk Aircargo, our cargo airline, provides dedicated air transportation services primarily for Kitty Hawk Cargo’s scheduled freight network. In addition, Kitty Hawk Aircargo markets and provides ACMI and ad-hoc charter transportation services to a variety of customers. By providing such operations, Kitty Hawk Aircargo improves the utilization of its aircraft and generates additional revenue when its aircraft would otherwise be idle. As of March 26, 2007, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and one Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement.

We were incorporated on October 20, 1994, as a Delaware corporation. Kitty Hawk Aircargo was incorporated on January 11, 1989, as a Texas corporation, Kitty Hawk Cargo was incorporated on April 13, 1999, as a Delaware corporation and Kitty Hawk Ground was incorporated on April 3, 2006, as a Delaware corporation. Our principal executive offices are located at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261, and our main telephone number is (972) 456-2200. Other than providing certain services to our wholly-owned subsidiaries, including strategic planning, treasury and accounting functions, human resource management and legal support, Kitty Hawk, Inc. currently does not have any operations separate and apart from those conducted by its subsidiaries. In addition, we continually evaluate businesses and other opportunities, whether or not related to our current businesses, for investment, acquisition and strategic alliances to enhance stockholder value.

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

Recent Developments

On March 29, 2007, we entered into a Security Agreement and Secured Revolving Note, or the Revolving Facility, with Laurus Master Fund, Ltd., or Laurus. This Revolving Facility replaces our prior credit facility with PNC Bank, National Association, or the PNC Credit Facility. The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of our assets, including the stock of our subsidiaries. As of March 29, 2007, we had a borrowing base of $14.7 million, outstanding borrowings of $9.3 million and $5.4 million of availability. Our outstanding borrowings include $3.9 million to cash collateralize our outstanding letters of credit.

We also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of our common stock, or the Warrant. The exercise price of the Warrant is $0.91 per share. The exercise price is not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Warrant, Laurus will not sell any shares for which it has exercised the Warrant prior to March 29, 2008. Laurus also will not sell shares for which it has exercised the Warrant during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of our common stock for the 22 day trading period immediately preceding the sales.

In connection with the Warrant, we entered into a registration rights agreement whereby we agreed to file a registration statement with the Securities and Exchange Commission covering the registration of the shares of common stock issuable upon exercise of the Warrant within 90 days of the closing date of the Revolving Facility. We agreed to use our best efforts to have the registration statement declared effective within 180 days of the closing date of the Revolving Facility.

Industry Overview

The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Freight is shipped on either an expedited or deferred basis. Expedited freight transit times vary from a few hours to overnight to second morning. In contrast, deferred freight includes freight transit times of up to five days. Both expedited and deferred freight include freight of varying sizes and weights, from small envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.

Our expedited air freight product generally competes in the heavy weight and oversized, freight segment of the U.S. freight transportation industry. Our scheduled expedited ground freight product generally competes in the heavy weight and oversized, ground freight segment of the U.S. freight transportation industry. These segments are highly competitive and very fragmented. The ability to effectively compete depends on, among other things, price, frequency of service, cargo capacity, freight tracking ability, extent of geographic coverage and reliability.

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

A number of freight transportation companies, including us, provide a combination of delivery services. Specifically, our scheduled freight network provides regularly scheduled expedited and deferred freight delivery services between various cities, our ground transportation services company on occasion provides EUV ground service and local non-network transportation services and our cargo airline on occasion provides ACMI and ad- hoc charter services to customers needing air lift for a specified period of time.

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

We believe the activity level of the following domestic industries have the most significant impact on demand for our scheduled freight services:

•	electronics;

•	telecom and related infrastructure equipment;

•	apparel;

•	automotive; and

•	other durable goods and equipment.

Scheduled Freight Services

General.  We operate an independent primarily airport-to-airport scheduled freight network that principally provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S, Canada and Puerto Rico. Most of our expedited air freight product is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight product is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey; Seattle, Washington and Fort Wayne, Indiana. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico. We also seek business alliances to expand our scheduled freight network beyond our current service areas.

Our sorting facility in Fort Wayne, Indiana is a 239,000 square foot facility which serves our scheduled freight network. We believe the sorting facility is capable of handling over 2.0 million pounds of freight on any given operational night, or about two and half times our peak volumes in 2006. We also hold options which expire in July 2009 for 14 acres of land adjacent to our sorting facility which could be used to expand our current operations or to accommodate third party distribution centers.

Our scheduled air freight service currently transports freight by aircraft to and from airports located in 23 cities and is supported by road feeder truck service to and from airports located in 31 cities. In addition, our scheduled ground freight service currently operates to 46 cities at which we receive and/or deliver freight at scheduled times, most of which are also part of the scheduled air freight network. Our business alliances provide air service to 15 additional cities in Alaska, Hawaii and Mexico. We contract with third parties to provide ground handling, freight handling and storage services and facilities at most of the cities we serve. In seven cities, including our primary hub in Fort Wayne, Indiana, our employees operate the facilities we lease and in two cities, we lease facilities that are operated under contract by third parties. We continually evaluate the cities in our scheduled freight network and add and remove cities as circumstances warrant.

In general, we transport the following types of freight:

•	heavy weight freight that cannot be easily handled by one person;

•	hazardous materials;

•	high value and security sensitive freight;

•	dimensionally oversized freight;

•	freight requiring special handling or that must be attended in flight;

•	small packages; and

•	live animals.

Our scheduled freight services cater primarily to freight forwarders, logistics companies and airlines. Our customers typically arrange transportation from the shipper to our cargo facility in the city of origin and from our cargo facility in the city of destination to the recipient. We offer our customers various levels of delivery services, including next morning delivery, second-day morning delivery and three, four and five day deferred delivery to our cargo facility in the city of destination. On a limited basis, for an additional fee, we also offer logistics services, including an airport-to-door delivery option, to our customers utilizing our trucks or contracting with local cartage agents in major metropolitan areas of the continental U.S. Additionally, we occasionally arrange for the initial pick up of freight from shippers as well as the final delivery to recipients for an additional fee. In 2006, we generated $191.6 million of revenue, or 83.4% of our total revenue, from our scheduled freight network.

Customers.  We currently have over 550 active freight forwarder, logistics company and international and domestic airline customers. In 2006, our top 25 customers accounted for more than 59.3% of our scheduled freight revenue, and our top five customers accounted for more than 27.4% of our scheduled freight revenue.

The following table lists each customer that accounted for at least 5% of our scheduled freight revenue in 2006 and the percentage of our scheduled freight revenue derived from those customers in 2006 and 2005.

	2006		2005
		Percentage of		Percentage of
		Scheduled		Scheduled
Customer	Revenue	Freight Revenue	Revenue	Freight Revenue
	(Dollars in thousands)

Pilot Air Freight, Inc.	$19,719	9.9%	$16,970	11.2%
Eagle Global Logistics, Inc	11,023	5.5	12,862	8.5

We generally maintain a close operating relationship with our customers. We offer our customers special pricing programs based upon, among other things, the volume of freight shipped in our network and timely payment of invoices. Each of our significant customers participates in these special pricing programs. We have no material minimum shipping contracts with our customers, including our most significant customers. Our customers generally book scheduled freight services with us on an as-needed basis.

As part of our forward planning for our scheduled freight network, we regularly meet with our current and potential customers to determine their projected needs for freight services and the geographic areas where they need service. We use this information to determine if our service levels, service areas and capacity are adequate to meet the demands of our customers.

Competition.  We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies and integrated freight transportation companies, such as FedEx and United Parcel Service. Many of our competitors have substantially larger freight networks, serve significantly more cities, and have considerably more freight system capacity, capital and financial resources than we do.

Network Management

On November 15, 2006, Kitty Hawk Cargo entered into a contract with the United States Postal Service, or the USPS, to manage a daytime air and ground cargo network for the holiday season mail from November 28, 2006 through December 24, 2006, or the C-NET network. The C-NET network operated through our Fort Wayne, Indiana sort facility and was in addition to our own scheduled freight network. The C-NET network included, in addition to seven of our own aircraft, managing 96 trucks procured by us, more than 200 seasonal employees at our Fort Wayne, Indiana sort facility and 32 aircraft contracted for by the USPS. We were also responsible for the ground handling costs at all cities that were part of the C-NET network and the aircraft fuel used in the network.

The contract provided for minimum payments and agreed upon volumes of mail per day. The C-NET network ran six days per week for each of the four weeks. For the year ended December 31, 2006, network management revenue represented 11.5% of our total revenue.

Ground Transportation Services

General.  On June 22, 2006, Kitty Hawk Ground acquired substantially all of the operating assets of privately held ACT to expand our ground transportation services company. These assets included owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, we also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. We hired approximately 220 former employees of ACT, including management, warehouse employees, drivers and administrative personnel. These assets, along with owner operators and contracted dedicated trucks, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network.

Non-network services.  Kitty Hawk Ground provides EUVs for a limited number of customers, including international and domestic airlines, which are not operated within the Kitty Hawk Cargo scheduled freight network. This contracted service is on an ad-hoc basis. Additionally, we provide local transportation service for movement of freight to cities not included in our network. For the year ended December 31, 2006, the non-network service revenue represented 2.6% of our total revenue. As of March 26, 2007, Kitty Hawk Ground managed 187 owner operators, owned and leased trucks and contracted trucks.

Fleet.  In December 2006, Kitty Hawk Ground entered into a 4-year operating lease agreement for 25 new trucks to replace 25 trucks with expiring leases. The obligations of Kitty Hawk Ground under the operating lease are guaranteed by Kitty Hawk, Inc. These new trucks are grandfathered into the 2006 Environmental Protection Agency, or EPA, emissions regulations, and we expect they will provide reliability and maintenance cost improvements as compared to the 5-year old trucks being replaced. As of March 26, 2007, we have taken delivery of all these trucks and deployed them into our network and returned all of the trucks subject to the expiring leases. Additionally, we operate nine other trucks under various other operating leases.

Air Freight Transportation Services

General.  Currently, Kitty Hawk Aircargo primarily provides air freight transportation services for our expedited scheduled freight business. In addition, Kitty Hawk Aircargo markets and provides ACMI and ad-

hoc charter transportation services to a variety of customers. By providing ACMI and ad-hoc charter services, we generate additional revenue and are able to improve the utilization of our aircraft fleet. During 2006, we generated $5.7 million in revenue from ACMI contracts.

ACMI Contracts.  Our ACMI contracts with third parties typically require us to provide the aircraft, crew, maintenance and insurance. Other than the above ACMI costs, our customers are typically responsible for substantially all aircraft operating expenses, including aircraft fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ACMI contracts generally have a term of 30 days or more and provide for a minimum monthly revenue guarantee. In general, ACMI contracts are terminable upon 30 days’ prior written notice by either party or if we fail to meet certain minimum performance levels.

Ad-hoc Charters.  The terms of our ad-hoc charter contracts vary from an ACMI-type arrangement to us being responsible for substantially all aircraft operating costs, including aircraft fuel, fuel servicing, airport freight handling, landing and parking fees, ground handling expenses and aircraft push-back costs. Our ad-hoc charter arrangements generally have terms of less than 30 days and may provide for a minimum daily revenue guarantee.

Aircraft Fleet

Boeing 737-300SF Cargo Aircraft Leases.  At March 29, 2007, we had seven Boeing 737-300SF cargo aircraft under operating leases with affiliates of GE Capital Aviation Services. The obligations of Kitty Hawk Aircargo under the operating leases are guaranteed by Kitty Hawk, Inc. and Kitty Hawk Cargo. The leases generally are not terminable prior to the expiration of the initial ten year term and impose limits on our ability to sublease the aircraft, but generally do not limit our ability to operate them on behalf of third parties in ACMI service. Each of the leases contains two 30-month extension options exercisable at our discretion. The leases allow us to substitute these aircraft for larger Boeing 737-400 cargo aircraft during the sixth year of the lease if they are available for lease by the lessor and we can agree on terms. In addition, we have a power-by-the hour maintenance agreement with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI, which covers heavy maintenance for these aircraft.

The Boeing 737-300SF cargo aircraft has higher lease and insurance costs than our Boeing 727-200 cargo aircraft. In addition, the Boeing 737-300SF cargo aircraft has approximately 30% less pallet positions than our Boeing 727-200 cargo aircraft. The Boeing 737-300SF cargo aircraft generally has lower operating costs than our Boeing 727-200 cargo aircraft as a result of significantly lower aircraft fuel consumption rates, lower crew costs from operating with a two person crew instead of three, as well as lower landing fees and reduced maintenance costs over the long-term. In addition, the Boeing 737-300SF cargo aircraft has improved performance capabilities and range over the Boeing 727-200 cargo aircraft. We have deployed the Boeing 737-300SF cargo aircraft in our operations in situations in which we can take advantage of its lower operating cost and improved performance characteristics and for which its capacity is better suited.

Owned Aircraft.  At March 29, 2007, we owned six Boeing 727-200 cargo airframes operating in revenue service. Based on our current fleet composition plan, we expect to retire these airframes at their next scheduled heavy maintenance event at dates ranging from April 30, 2008 to August 31, 2008 because we have determined it is uneconomical to perform the required heavy maintenance.

Second Amended and Restated Aircraft and Engine Use Agreement.  We have an aircraft and engine use agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust Agreement. As of March 29, 2007, we were operating one Boeing 727-200 cargo airframe and two aircraft engines in revenue service pursuant to this agreement. The Trust Agreement’s terms for the aircraft engines terminate on the earlier of the estimated time of their next scheduled heavy maintenance event or December 31, 2008. The Trust Agreement’s terms for the airframe generally coincide with the approximate date of the expected next heavy maintenance event of the airframe. Based on our estimated monthly usage of the Trust Agreement airframe and engines, we expect the expiration date for the airframe will be December 31, 2008 and the expiration date for the aircraft engines to be July 31, 2007 and November 30, 2008. During 2006, we paid the Trust $2.4 million for the use of airframes and engines under this arrangement.

These airframes and aircraft engines had been pledged as collateral to secure our former 9.95% Senior Secured Notes. The holders of our former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. The beneficiaries of the Trust include Resurgence Asset Management, which beneficially owned greater than 5% of our common stock as of March 29, 2007. As of March 29, 2007, based on filings with the Securities and Exchange Commission, Resurgence Asset Management and its affiliates beneficially owned at least 8.0% of our common stock, consisting of 3,361,120 shares of our outstanding common stock and warrants to purchase 979,645 shares of our common stock.

Future Aircraft Needs.  We currently anticipate that we may require as many as 14 operational aircraft on any operational night in 2007 to meet the projected needs for our expedited scheduled freight service. We believe that the combined pool of owned, Trust Agreement, leased aircraft and aircraft under operational agreements available to us will provide us with enough aircraft to meet our projected aircraft needs in 2007. From time to time, we use financing arrangements, lease contracts or other operational agreements to replace or supplement our air lift capacity.

Flight and Ground Operations and Control

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

To enhance the reliability of our air service, it is generally our policy to have available at least one operational spare aircraft. When available, the spare aircraft can be dispatched on short notice to most locations we serve when a substitute aircraft is needed. Maintaining one or more operational spare aircraft allows us to better ensure the availability of aircraft for our expedited scheduled freight operations and to provide our ACMI and ad-hoc charter customers with high dispatch reliability.

Our ground operations are coordinated by our personnel in our headquarters at the Dallas/Fort Worth International Airport. Our dispatchers and linehaul management team plan and control our ground operations, including driver scheduling, equipment tracking, on time performance of our shippers product and network design.

Maintenance

We perform line maintenance with our own employees, contract employees and third party contractors. Heavy airframe and aircraft engine maintenance on our aircraft is provided by third party, FAA-approved repair stations. Maintenance performed by third parties is overseen by us. We do not have any long-term maintenance contracts for our Boeing 727-200 airframes or aircraft engines. We have a long-term power-by-the-hour maintenance agreement, or the IAI Maintenance Agreement, for our leased Boeing 737-300SF airframes and aircraft engines, with IAI. The IAI Maintenance Agreement covers the initial term of our Boeing 737-300SF cargo aircraft leases plus any extension options exercised by us. The IAI Maintenance Agreement also allows us to add additional Boeing 737-300SF cargo aircraft if we acquire additional Boeing 737-300SF cargo aircraft.

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

Pursuant to the Boeing 737-300SF cargo aircraft operating lease agreements, we pay affiliates of GE Capital Aviation Services maintenance reserves for structural airframe inspections and for engine life limited parts. The leases also provide for a cost sharing arrangement between us and the lessor related to any Airworthiness Directives and Service Bulletins issued by the FAA. The amount of costs shared by the parties is based on a formula which considers the length of time remaining on the lease among other things.

All maintenance on our owned and leased trucks is outsourced to third parties on an as needed basis. The truck leases provide for the trucks to meet minimum return conditions upon the expiration of the leases.

Training and Safety

We believe that high quality personnel, intensive training programs, quality assurance and operating at the highest level of safety and regulatory compliance are keys to our success. As a result, we hire experienced flight crews and maintenance personnel and ensure that they receive ongoing training through educational workshops, enhanced training curriculums, on the job training and, in the case of pilots, extensive simulator use. In January 2007, the FAA awarded us a sixth consecutive Certificate of Excellence — Diamond Award because 100% of our eligible mechanics received aviation maintenance technician awards from the FAA for 2006. The Diamond Award is the highest award given to aviation maintenance technicians and airlines by the FAA and recognizes individuals as well as airlines for their efforts in training. We have an ongoing safety program that employs an industry standard database to track safety performance. Additionally, we have a FAA-designated Director of Safety as well as active safety committees throughout our company. Open facsimile and phone lines are available for employees to report safety problems, which are entered into the database and monitored for any recurrence. Direct communication between flight crews, maintenance and management is available at all times through our dispatch system.

In addition, we seek to hire experienced drivers with clean driving records. Initial training in Hazmat Driver and Hazmat Security Awareness is given as required under applicable DOT regulations. Ongoing training is provided through quarterly safety training meetings and on the job training. Individual recurrent safety training is provided on as needed basis. We have an ongoing safety program which utilizes monthly safety committee meetings at all our locations to identify potential problems. We also subscribe to the Driver’s Alert program (1-800 How Am I Driving) and use these reports to target driver training topics.

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

Employees

General.  At March 21, 2007, we employed 849 full-time and part-time employees. Of this total, 106 employees were involved in management, sales, marketing, general and administrative functions, 251 employees were involved in our Fort Wayne, Indiana hub operations, 253 were involved in our ground transportation services, including 93 drivers, and 239 employees were involved in maintenance and flight operations, including 135 flight crew members. Other than our flight crew members, our employees are not currently represented by labor unions or subject to collective bargaining agreements. We believe we have good relationships with our employees.

Airline Pilots Association International.  The pilots of Kitty Hawk Aircargo are represented by the Airline Pilots Association International, or ALPA, a national union representing airline pilots, and have a Collective Bargaining Agreement with Kitty Hawk Aircargo. The agreement covers all flight crew members of Kitty Hawk Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires in 2013. The agreement provides that no pilot who was actively employed and on the payroll of Kitty Hawk Aircargo on the date of implementation of the agreement shall be furloughed during the term of the agreement, except in certain limited circumstances. The agreement also provides that in December 2006 and December 2009, Kitty Hawk Aircargo and ALPA each have a right to designate any two sections of the agreement for renegotiation, which may include compensation and benefits. If after 60 days Kitty Hawk Aircargo and ALPA are unsuccessful in their negotiations of these sections, the agreement provides that each party will submit their best and final position to final offer or “baseball-style” binding arbitration. On February 9, 2007, we began renegotiations with ALPA as permitted under the Collective Bargaining Agreement on crew member compensation and our matching contributions to our 401(k) plan.

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

Government Regulation

General.  We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the Transportation Security Administration, or TSA, the Department of Defense and the EPA. The DOT, Department of Homeland Security, TSA and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations.

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

Hazardous Materials Regulations.  Several federal agencies, including the FAA and DOT, exercise regulatory jurisdiction over transporting hazardous materials. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air and ground carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. If we fail to discover any undisclosed hazardous materials or mislabel or otherwise improperly ship hazardous materials, we may suffer possible aircraft or truck damage or liability as well as substantial monetary penalties.

Other FAA Regulations.  All of our aircraft are subject to FAA directives which can be issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft and to make modifications to our aircraft to address or prevent problems of corrosion and structural fatigue. In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial. For example, in 2004, we were required to install collision avoidance systems on our aircraft and reinforce our cockpit doors. Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications.

Department of Homeland Security; Transportation Security.  As a result of the passage of the Aviation and Transportation Security Act, the Congress created the TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. Since inception, the TSA implemented various regulations involving the security screening of cargo. At this time, the implementation of these regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs. However, the TSA could adopt additional security and screening requirements that could have an impact on the ability to efficiently process cargo or otherwise materially increase our operating costs.

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

Insurance

We are vulnerable to potential losses that may be incurred in the event of an aircraft incident or accident including damage to the aircraft due to FOD. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property. With respect to our ground transportation services company, we carry liability insurance for our company drivers in amounts that we believe are consistent industry standards. We require third party trucking carriers provide the primary insurance for the trucks they operate in our network. Some owner operators are covered under our insurance policy in exchange for a recovery of the associated premiums. Our policy is to monitor the amount of liability insurance maintained by the third party providers of ground handling services and operators of chartered aircraft and trucks used in our scheduled freight network through, among other things, the obtaining of certificates of insurance.

We are required by the DOT to carry liability insurance on each of our aircraft and many of our aircraft leases and contracts also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft liability insurance for each aircraft in revenue service in amounts that we believe are consistent with industry standards. All-risk aircraft hull and war risk insurance is maintained for all aircraft in revenue service. This all-risk hull insurance is subject to substantial deductibles at levels that we believe are common in the industry. We maintain only ground risk insurance on aircraft that are parked and not operating in revenue service. We maintain minimum cargo liability insurance if not provided by our customers under contracts. In the aggregate, we currently believe that we will be able to renew our insurance policies in 2007 at comparable premium rates and with the same levels of coverage as we have experienced in the past.

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

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this annual report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this annual report on Form 10-K. These risks, uncertainties and other important factors include, among others:

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and/or diesel fuel and our ability to recapture increases in the cost of such fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	with respect to our recent expansion of our ground freight transportation network to include scheduled deferred freight transportation services, potential competitive reactions from other carriers;

•	limitations upon financial and operating flexibility due to the terms of our Revolving Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of our aircraft parts, airframes or aircraft engines;

•	changes in the cost of Boeing 737-300SF cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreement and/or changes in the cost of Boeing 727-200 cargo aircraft maintenance;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives or service bulletins;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to attract and retain customers and freight volumes for our scheduled freight network;

•	findings of environmental contamination and/or the cost of remediation;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.

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

Risks Relating to Our Business

The as-needed nature of our scheduled freight business and the types of industries we serve subject our business to significant market fluctuations that are beyond our control, and a downward market fluctuation could have a material adverse effect on our results of operations.

Our scheduled freight network relies on customers who need expedited or time-definite delivery on an as-needed basis for air freight and time-definite delivery on an as-needed basis for ground freight. As the freight is shipped on an as-needed basis, we do not have commitments from our customers. Without customer commitments, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services including services from competitors who are larger than we are, serve more cities than we do and have more financial resources than we do. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors. A downward fluctuation in demand for our scheduled freight services could have a material adverse effect on our results of operations.

Our inability to execute upon our plans to increase sales of our ground freight product, or to manage or to generate sufficient revenues from that new line of business, could have a material adverse effect on our results of operations.

We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product to 54 business centers and a time-definite ground freight product to 46 cities as of March 26, 2007. Our growth plans for our ground freight product will place significant demands on our management and operating personnel. If we are unable to manage the growth of our ground freight product effectively, our business, results of operations and financial condition may be materially adversely affected. Accordingly, our business and future operating results will depend on the ability of our management and operating personnel to expand our ground freight product as well as successfully and fully integrate the operations we acquired from ACT.

Our inability to attract and retain sufficient business from customers at economical prices for our expedited air and deferred ground freight product could impair our ability to compete and could have a material adverse effect on our results of operations.

The profitability of our network depends on our ability to carry sufficient freight to cover the fixed costs of our network including but not limited to aircraft leases, pilots, maintenance and support infrastructure, facilities and trucking costs, working capital needs associated with operating and expanding our ground freight services and certain recurring fixed costs. If we are unable to attract and retain sufficient business from customers willing to pay rates sufficient to cover our costs and generate a profit, our results of operations may be materially adversely affected.

We derive a significant portion of our revenues from a limited number of customers, and the loss of their business or payment defaults by one or more of them could have a material adverse effect on our results of operations.

We have over 550 active freight forwarder, logistics company and international and domestic airline customers. During the twelve months ended December 31, 2006, our top 25 customers accounted for more than 51.3% of our total revenue and our top five customers accounted for more than 23.7% of our total revenue. During the twelve months ended December 31, 2006, our top three network customers, Pilot Air Freight, Inc., Eagle Global Logistics, Inc. and AIT Freight Systems, Inc., accounted for 8.6%, 4.8% and 4.1% of our total revenue, respectively. Additionally, our contracts with the U.S. Postal Service accounted for more than 14.7% of our total revenue for the year ended December 31, 2006.

We do not have material minimum shipping contracts with our customers, including our most significant customers. The loss of one or more of these customers, or a significant reduction in the use of our services by one or more of these customers, could have a material adverse effect on our results of operations.

In addition, as of December 31, 2006, we had a significant concentration of credit risk because approximately 48.3% of our outstanding accounts receivable were from ten customers and 19.0% of our outstanding accounts receivable were attributable to one customer, the U.S. Postal Service. A payment default by one of these customers could have a material adverse effect on our results of operations.

We have potential liquidity issues and further financing cannot be guaranteed

During 2006, we generated significant losses due to, among other things, the on going startup of our ground freight product, acquiring substantially all of the operating assets of ACT, weakness in demand for our air freight product and high fuel expenses. While we believe we have sufficient available cash and borrowing capacity under the Revolving Facility to fund our working capital needs over the next twelve months, there is no assurance that our forecasts will prove to be accurate. If the demand for our expedited freight services continues to be negatively impacted by rising fuel prices or general industry weakness in 2007, we may need to raise additional funds, supplement our current sources of liquidity during the next twelve months. Substantially all of our assets are encumbered under the Revolving Facility. If we are required to raise additional funds or supplement our existing sources of liquidity and are unable to do so either on economic terms or at all, our business may be materially adversely affected.

The terms of our Revolving Facility could restrict our operations.

Our Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. These restrictions may limit our ability to engage in activities which could improve our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions, all of which could have a material adverse effect on our business.

Our failure to comply with certain covenants in the Revolving Facility could result in an event of default that could cause acceleration of the repayment of our indebtedness.

As discussed above, the terms of the Revolving Facility require us to comply with certain non-financial covenants. Our failure to comply with the covenants and requirements contained in the Revolving Facility could cause an event of default. There can be no assurance that Laurus would waive any non-compliance. Further, the occurrence of an event of default (that is uncured or unwaived) could prohibit us from accessing additional borrowings and permit Laurus to declare the amount outstanding under the Revolving Facility to be immediately due and payable. In addition, pursuant to our lockbox arrangement with Laurus, upon an event of default, Laurus could apply all of the payments on our accounts receivable to repay the amount outstanding under the Revolving Facility. In that event, we would not have access to the cash flow generated by our accounts receivable until the amount outstanding under the Revolving Facility is first repaid in full. An event of default under our Revolving Facility, particularly if followed by an acceleration of any outstanding amount, could have a material adverse effect on our business.

At March 29, 2007, we had a borrowing base of $14.7 million and $9.3 million of outstanding borrowings, which includes $3.9 million to cash collateralize our outstanding letters of credit. In the event of an event of default, our assets or cash flow may not be sufficient to repay fully our borrowings under our Revolving Facility, and we may be unable to refinance or restructure the payments on the Revolving Facility on favorable terms or at all.

The U.S. freight transportation industry is highly competitive and, if we cannot successfully compete, our results of operations and profitability may be materially adversely affected.

The U.S. freight transportation industry is extremely large and encompasses a broad range of transportation modes and service levels. Freight is shipped on either an expedited or time-definite basis. Expedited freight transit times vary from a few hours to overnight to second morning. In contrast, time-definite freight includes scheduled freight transit times of up to five days. Both expedited and time-definite freight include freight of varying sizes and weights, from small envelopes to heavy weight or oversized freight requiring dedicated aircraft or trucks.

Our scheduled freight network generally competes in the inter-city, heavy weight and oversized, next morning and second-day expedited and time-definite freight segments of the U.S. freight transportation industry. These segments are highly competitive and very fragmented. The ability to compete effectively depends on price, frequency of service, cargo capacity, ability to track freight, extent of geographic coverage and reliability. We generally compete with regional delivery firms, commercial passenger airlines that provide freight service on their scheduled flights, trucking companies for deliveries of less than 1,000 mile distances, regional and national expedited and less-than-truckload trucking companies and integrated freight transportation companies, such as FedEx and United Parcel Service. Many of our competitors have substantially larger freight networks, serve significantly more cities and have considerably more freight system capacity, capital and financial resources than we do.

Our ability to attract and retain business also is affected by whether, and to what extent, our customers decide to coordinate their own transportation needs. Certain of our current customers maintain transportation departments that could be expanded to manage freight transportation in-house. If we cannot successfully compete against companies providing services similar to, or that are substitutes for, our own or if our customers begin to provide for themselves the services we currently provide to them, our business may be materially adversely affected.

A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, other durable goods and equipment industries and apparel. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. and increasingly, world economies. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically having the strongest demand and being the highest revenue quarters. We experienced weak demand during the traditional peak season shipping pattern for 2006 and continue to experience weak demand during the first quarter of 2007. We believe other domestic freight transportation companies may have also experienced similar weaker than historical demand during this period.

ACT has been operated as a private company that is not subject to Sarbanes-Oxley Act regulations and, therefore, may lack the internal controls and procedures of a public company.

The management of ACT was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. As a result, there is no assurance that the business acquired from ACT does not have significant deficiencies or material weaknesses in its internal control over financial reporting. Any significant deficiencies or material weaknesses in the internal control over financial reporting of the acquired business may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and affect our ability to comply with Section 404 of the Sarbanes-Oxley Act.

Writedowns of the value of our aircraft parts and supplies inventory could have a material adverse effect on our results of operations.

When we emerged from bankruptcy in September 2002, we had a substantial amount of Boeing 727-200 aircraft parts and supplies inventory. The amount of aircraft parts and supplies inventory necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we operate as well as the number of hours they fly. To the extent we reduce the number of Boeing 727-200 cargo aircraft that we operate in the future either through attrition or replacement with other aircraft types, including the Boeing 737-300SF cargo aircraft, we may need fewer Boeing 727-200 aircraft parts and supplies inventory to maintain our Boeing 727-200 fleet. If we conclude we have aircraft parts and supplies inventory in excess of our current or anticipated future needs and if we determine that the fair market value of our Boeing 727-200 aircraft parts and supplies inventory has declined from our current carrying value, we would writedown the value of our Boeing 727-200 aircraft parts and supplies inventory. We review this inventory periodically and value it at least annually.

In conjunction with a review of our aircraft fleet composition plan and Boeing 727-200 cargo aircraft parts and supplies at the end of 2006, we estimated that the recorded cost of a portion of our active inventory and aircraft supplies exceeded fair market value and recorded a $2.3 million lower of cost or market adjustment. As of December 31, 2006, we maintained a surplus inventory parts and supplies valuation reserve of $0.2 million, which was reduced from $1.7 million at December 31, 2005. The net effect of these adjustments was additional expense of $0.8 million. The carrying value of our inventory, including reserves, was approximately $2.2 million as of December 31, 2006. Any further writedowns could have a material adverse effect on our results of operations.

If we lose access to, or sustain damage to, our Fort Wayne, Indiana facilities, our business would be interrupted, which could materially adversely affect our business and results of operations.

Our Fort Wayne, Indiana facilities act as the hub of our expedited scheduled air freight services. Most of the air freight we transport passes through our Fort Wayne facilities on the way to its final destination. If we are unable to access our Fort Wayne facilities because of security concerns, a natural disaster, a condemnation or otherwise or if these facilities are destroyed or materially damaged, our business would be materially adversely affected.

Furthermore, any damage to our Fort Wayne facilities could damage some or all of the freight in the facilities. If freight is damaged, we may be liable to our customers for such damage and we may lose sales and customers as a result. Any material damages we must pay to customers, or material loss of sales or customers, would have a material adverse effect on our results of operations.

We have a $10 million business interruption insurance policy to both offset the cost of, and compensate us for, certain events which interrupt our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to select our level of coverage based upon the most likely potential disasters and events that could interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses or the impact the potential loss of business would have on our future operations. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our results of operations.

Increases in the cost, or a reduction in the availability, of airframe or aircraft engine maintenance may result in increased costs.

To keep our owned and leased aircraft in airworthy condition, we hire third parties to perform scheduled heavy airframe and aircraft engine maintenance on them. An increase in the cost of airframe or aircraft engine maintenance would increase our maintenance expenses. In addition, a reduction in the availability of airframe or aircraft engine maintenance services could result in delays in getting airframes or aircraft engines serviced and result in increased maintenance expenses and lost revenue. Any increase in maintenance expenses or loss of revenue due to delays in obtaining maintenance services could have a material adverse effect on our results of operations.

Increases in the cost, or decreases in the supply, of aircraft and/or diesel fuel could have a material adverse effect on our results of operations.

One of our most significant and variable costs is aircraft fuel. During the twelve months ended December 31, 2006, our aircraft fuel averaged $2.15 per gallon as compared to $1.86 per gallon for the twelve months ended December 31, 2005, an increase of 15.6%. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the twelve months ended December 31, 2006, we used between 1.8 million and 2.4 million gallons of aircraft fuel per month in our scheduled freight network as compared to between 2.1 million and 2.8 million gallons for the twelve months ended December 31, 2005. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $250,000.

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

With respect to our ground freight services, we operate through a combination of owner operators, company drivers and truck load carriers from whom we contract dedicated trucks. The owner operators and truck load carriers from whom we contract dedicated trucks pass the increased cost of diesel fuel to us through the use of fuel surcharges.

We periodically increase our prices or implement fuel surcharges. Our goal is to offset all of our increased fuel costs, as our scheduled freight network bears the cost of increases in aircraft and diesel fuel prices. If we are unable due to competitive pressures or other reasons to raise our fuel surcharges or prices, we may be forced to absorb increases in aircraft and/or diesel fuel costs, which could have a material adverse effect on our results of operations. In addition, as we attempt to recapture the increase in aircraft and/or diesel fuel costs through increasing our prices to our customers and/or through temporary fuel surcharges, our customers may seek lower cost freight transportation alternatives to our scheduled freight network, which could negatively affect our results of operation.

A rise in the cost of aircraft fuel increases our working capital requirements because we pay for fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the services are performed.

Additionally, if we were unable to acquire sufficient quantities of aircraft fuel at a price we deem appropriate to fly our aircraft, we would be required to curtail our operations which could have a material adverse effect on our business.

Increases in the cost, or decreases in the supply, of ground handling and storage services could significantly disrupt our business.

We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana; Los Angeles and San Francisco, California; Seattle, Washington; Denver, Colorado; and Salt Lake City, Utah, which are operated by our employees. We also contract with third parties to provide ground transportation at other cities at which we receive and deliver freight at scheduled times. The impact of an increase in the cost or the decrease in the availability of ground handling and storage services could have a material adverse effect on our business.

The unavailability of aircraft due to unscheduled maintenance, accidents and other events may result in the loss of revenue and customers.

Our revenues depend on having aircraft available for revenue service. From time to time, we may experience unscheduled maintenance due to equipment failures and accidental damage that makes our aircraft unavailable for revenue service. These problems can be compounded by the fact that spare or replacement parts and components as well as third party maintenance contractors may not be readily available in the marketplace. Failure to obtain necessary parts or components in a timely manner or at favorable prices could ground some of our fleet and result in significantly lower revenues. In the event one or more of our aircraft are out of service for an extended period of time, whether due to unscheduled maintenance, accidents or otherwise, we may be forced to lease replacement aircraft and may be unable to fully operate our business. Further, suitable replacement aircraft may not be available on acceptable terms or at all. Loss of revenue from any business interruption or costs to replace airlift could have a material adverse effect on our results of operations.

The unavailability of trucks, drivers and owner operators, or increases in the cost of trucking services, may materially adversely affect our results of operations.

Our ground freight services depend on having trucks available for service. We own some of the trucks used to provide our ground freight services. We also have agreements with owner operators and contract for dedicated freight hauling capacity under agreements that are terminable on 30 days notice by either party. Failure to have sufficient owner operators or dedicated freight hauling capacity, at contractually determined prices, could result in significantly lower revenues and could make it difficult for us to offer our ground freight product.

Financial costs and operating limitations imposed by the unionization of our workforce could create material labor problems for our business.

The pilots of our cargo airline are represented by ALPA, a national union representing airline pilots. We have a Collective Bargaining Agreement with ALPA. The agreement covers all flight crew members of our cargo airline with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires December 1, 2013. On February 9, 2007, we began renegotiations with ALPA as permitted under the Collective Bargaining Agreement on crew member compensation and our matching contributions to our 401(k) plan. If a settlement is not reached by April 9, 2007, both parties will be required to submit their best and final position to a final offer, or “baseball” style arbitration. We cannot determine if the outcome of the renegotiations will have a material adverse effect on its costs or operations.

Although our Collective Bargaining Agreement with our flight crew members prohibits strikes, labor disputes with them could still result in a material adverse effect on our operations. Further, if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, which could have a material adverse effect on our business.

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

Aircraft or truck accidents and the resulting repercussions could have a material adverse effect on our business.

We are vulnerable to potential losses that may be incurred in the event of an aircraft or truck accident. Any such accident could involve not only repair or replacement of a damaged aircraft or truck and its consequent temporary or permanent loss from revenue service, but also potential claims involving injury to persons or property. We are required by the Department of Transportation, or DOT, to carry liability insurance on each of our aircraft and trucks. Although we believe our current insurance coverage is adequate and consistent with current industry practice, including our substantial deductibles, we cannot be assured that our coverage or premiums will not be changed or that we will not suffer substantial losses and lost revenues from accidents. Moreover, any aircraft accident, even if fully insured, could result in Federal Aviation Administration, or FAA, directives or investigations or could cause a perception that some of our aircraft are less safe or reliable than other aircraft, which could result in costly compliance requirements, the grounding of some of our fleet and the loss of customers. Any accident and the repercussion thereof could have a material adverse effect on our business.

Risks Relating to Government Regulation

If we lose our authority to conduct flight operations, we will be unable to run our air freight business.

We are subject to Title 49 of the United States Code, formerly the Federal Aviation Act of 1958, under which the DOT and the FAA, exercise regulatory authority over air carriers. The DOT and the FAA have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with the provisions of law or applicable regulations. In addition, the DOT and the FAA may impose civil or criminal penalties for violations of applicable rules and regulations. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Homeland Security, through the Transportation Security Administration, the Department of Defense and the Environmental Protection Agency, or the EPA. In order to maintain authority to conduct flight operations, we must comply with statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. Without the necessary authority to conduct flight operations, we will be unable to run our air freight business.

FAA safety, training and maintenance regulations may hinder our ability to conduct operations or may result in fines or increased costs.

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

Our trucking operations are highly regulated, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT and various state, local and quasi governmental agencies exercise broad powers over our trucking operations, generally governing matters including authorization to engage in motor carrier service, equipment operation and safety reporting. We expect periodic audits by the DOT to ensure that we are in compliance with various safety, hours-of-service and other rules and regulations. In addition, our drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. If we are found to be out of compliance with those rules or regulations, the DOT could restrict or otherwise negatively impact our operations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics and other matters affecting safety or operating methods. Any fines, remedial actions or compliance costs could have a material adverse effect on our business.

Effective October 1, 2002, the EPA required that most newly manufactured heavy-duty truck engines comply with certain new emission standards. We are operating 34 trucks with these 2002 rule-compliant engines. In addition to higher initial purchase prices, these trucks also generally have lower fuel efficiency. Effective with model-year 2007 trucks, the EPA has mandated even lower emission standards for newly manufactured heavy-duty truck engines, which may increase the cost and reduce the fuel efficiency of new engines. The increased cost of complying with such regulations could have a material adverse effect on our results of operations.

If we improperly ship hazardous materials or contraband, we could incur substantial fines or damages.

Several federal agencies, including the FAA and DOT, exercise regulatory jurisdiction over transporting hazardous materials and contraband. We frequently transport articles that are subject to these regulations. Shippers of hazardous materials share responsibility with the air and ground carrier for compliance with these regulations and are primarily responsible for proper packaging and labeling. Although required to do so, customers may fail to inform us about hazardous or illegal cargo. If we fail to discover any undisclosed weapons, explosives, illegal drugs or other hazardous or illegal cargo or mislabel or otherwise improperly ship hazardous materials, we may suffer possible aircraft or truck damage or liability, as well as fines, penalties or flight bans, which could have a material adverse effect on our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with, among other things, the hauling and handling of hazardous materials, air emissions from our aircraft, vehicles and facilities and noise pollution. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We may be liable whether or not we are aware of or caused the release of hazardous or toxic substances. In part because of the highly industrialized nature of many of the locations at which we operate, there can be no assurance that we have discovered environmental contamination for which we may be responsible. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have a material adverse effect on our results of operations.

If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business and our results of operations. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

However, the TSA could adopt additional security and screening requirements that could have an impact on the ability to efficiently process cargo or otherwise materially increase our operating costs. The Department of Homeland Security has also taken over many departments and functions that regulate various aspects of our business, such as the U.S. Customs Service, and has formed a Border and Transportation Directorate. The Department of Homeland Security’s management of these combined operations and functions may affect us in ways that cannot be predicted at this time.

The interests of our principal stockholders may be inconsistent with the interests of our other equity holders and may have an adverse effect on our stock price.

As of December 31, 2006, our 5% or greater stockholders and their affiliates beneficially owned more than 70.0% of our common stock. These stockholders and their affiliates have substantial influence on and may control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders and their affiliates may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock.

Stock ownership by non-U.S. citizens could prevent us from operating our business.

We believe that some of our stockholders are non-U.S. citizens. Under current federal law, our cargo airline could cease to be eligible to operate as a cargo airline if more than 25% of our voting stock were owned or controlled by non-U.S. citizens. Moreover, in order to hold an air carrier certificate, our president and two-thirds of our directors and officers must be U.S. citizens. All of our directors and officers are U.S. citizens. Our second amended and restated certificate of incorporation, as amended, or the Certificate, limits the aggregate voting power of non-U.S. persons to 22.5% of the votes voting on or consenting to any matter, and our second amended and restated bylaws, or the Bylaws, do not permit non-U.S. citizens to serve as directors or officers.

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

In recent years, the public stock markets have experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to their operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of our common stock could be adversely affected. In addition, although our common stock is traded on the American Stock Exchange, small changes in the price per share could result in a large percentage change in the price per share.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders.

Provisions in our Certificate, Bylaws, the Delaware General Corporation Law and the terms of our stockholder rights plan and Revolving Facility could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our Certificate and Bylaws contain the following provisions, among others, which may discourage or prevent another company from acquiring us:

•	a limitation on who may call stockholder meetings;

•	a prohibition on stockholder action by written consent; and

•	advance notification procedures for matters to be brought before stockholder meetings.

In addition, we are subject to provisions of the Delaware General Corporation Law that prohibit us from engaging in a business combination with any “interested stockholder.” These provisions generally mean that a stockholder who owns more than 15% of our voting stock cannot acquire us for a period of three years from the date that the stockholder became an “interested stockholder,” unless various conditions are met, such as approval of the transaction by our board of directors. In addition, the terms of our Revolving Facility contain provisions that restrict our ability to merge or consolidate with a potential acquirer. Finally, we have a stockholder rights plan that limits the ability of a person to acquire 15% or more of our outstanding common stock without the prior approval of our board of directors, except that the beneficial ownership threshold applicable under the stockholder rights plan to Lloyd I. Miller III and his affiliates is 23.5%. Any of the foregoing could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer to acquire our common stock, which, under certain circumstances, could adversely affect the market price of our common stock.

We do not anticipate paying cash dividends to our common stockholders in the foreseeable future.

We intend to retain our earnings for use in our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Further, covenants contained in our Revolving Facility restrict our ability to pay cash dividends on our shares of common stock and in some cases on our shares of our Series B Redeemable Preferred Stock.

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

We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the U.S. and Canada. These agreements generally relate to our use of airport facilities, but may also include leases or licenses to use ramp areas and hangar and maintenance space. In addition, at March 29, 2007, we owned six Boeing 727-200 cargo aircraft, various aircraft engines and various ground handling and sorting equipment.

The following is a summary of our major operating facilities:

			Owned/
Location	Use of Space	Square Feet	Leased

Dallas/Fort Worth International Airport, Texas	Company headquarters and maintenance facility	43,400	Leased(1)
Dallas/Fort Worth International Airport, Texas	Offices and warehouse	48,000	Leased
Fort Wayne, Indiana	Office and sorting facilities	239,000	Leased
Atlanta, Georgia	Warehouse and sorting facility	72,000	Leased
South San Francisco, California	Warehouse, office and sorting facility	56,534	Leased
Los Angeles, California	Warehouse, office and sorting facility	50,000	Leased
Hawthorne, California	Warehouse, office and sorting facility	45,790	Leased
Aurora, Colorado	Warehouse, office and sorting facility	23,200	Leased
West Valley, Utah	Warehouse, office and sorting facility	18,000	Leased
Seattle, Washington	Warehouse, office and sorting facility	17,500	Leased
Boise, Idaho	Warehouse, office and sorting facility	12,400	Leased
El Paso, Texas	Warehouse, office and sorting facility	10,800	Leased

(1)	The operating lease expires in December 2007. The lease agreement provides us two five-year extension options at market rates.

ITEM 3.	LEGAL PROCEEDINGS

We are also subject to various legal proceedings and other claims which have arisen in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, our management does not believe that the outcome of any of these matters will have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position(s)

Robert W. Zoller, Jr.	60	Chief Executive Officer, President and Director
Robert Barron	56	Vice President and Chief Operating Officer of Kitty Hawk Aircargo, Inc.
Gary Jensen	53	Vice President and Chief Operating Officer of Kitty Hawk Ground, Inc.
James R. Kupferschmid	48	Vice President and Chief Financial Officer
Steven E. Markhoff	40	Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc.; Corporate Secretary
Jessica L. Wilson	38	Chief Accounting Officer and Treasurer

Robert W. Zoller, Jr. has served as a member of our board of directors and as our Chief Executive Officer and President since November 2002. From April 2002 until November 2002, Mr. Zoller was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. Mr. Zoller served as President and Chief Operating Officer of Hawaiian Airlines, Inc., a commercial, passenger airline, from December 1999 to April 2002. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Zoller served as Senior Vice President Maintenance and Engineering for AirTran Airways, Inc. from March 1996 to December 1999, Vice President Operations for American Airlines/AMR Eagle from September 1987 to March 1996, and Director of Flight Operations for

Pacific Southwest Airlines, Inc. from July 1979 to September 1987. Mr. Zoller held accounting and financial planning management positions with General Dynamics, Inc. from July 1977 to July 1979 and NCR, Inc. from July 1975 to July 1977.

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

Gary Jensen has been the Vice President and Chief Operating Officer of Kitty Hawk Ground, Inc. since April 2006. From 2003-2006, Mr. Jensen served as Vice President Operations for current Yellow Roadway subsidiary USF Bestway in Phoenix, Arizona and USF Red Star in Auburn, New York, each a transportation and logistics company. He had leadership responsibilities in each position for approximately 2,000 staff, operations, claims, industrial engineering, maintenance, safety, risk and process management. From 2001-2003, Mr. Jensen served as General Manager for Logistics Insights Corporation, a transportation and logistics company serving the automotive manufacturing industry from Warren, Michigan. From 1975-2001, Mr. Jensen had numerous increasing division, sales and operations management responsibilities with Consolidated Freightways, a supplier of transportation and logistics services.

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

Steven E. Markhoff has been our Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc. since June 1, 2006 and serves as our Corporate Secretary. Mr. Markhoff was elected Corporate Secretary in March 2003. From July 2003 until June 2006, Mr. Markhoff served as our Vice President Strategic Planning and General Counsel. Prior to joining us as an employee, from April 2002 until July 2003, Mr. Markhoff was a founder and active principal of International Management Solutions, LLC, a strategic planning and corporate turn-around consulting practice. From November 1999 to March 2002, Mr. Markhoff served as Vice President Acquisitions for Hawaiian Airlines, Inc. a commercial, passenger airline. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Markhoff served as General Counsel and Corporate Secretary of Mesa Air Group, Inc. from July 1998 to October 1999. Mr. Markhoff served in various positions at Kiwi International Airlines, Inc. from February 1997 to July 1998 including General Counsel, Corporate Secretary and Director of Safety. From April 1995 to January 1997, Mr. Markhoff served as General Counsel of ValuJet Airlines, Inc.

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

Market for Our Common Stock.  Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “KHK.” The closing price for our common stock on AMEX as of March 26, 2007 was $0.84. At March 14, 2007, there were approximately 1,590 holders of record and beneficial owners of our common stock.

The following table sets forth the high and low sales prices for our common stock on AMEX from January 1, 2005 through December 31, 2006.

	2006
Quarter Ended	High	Low

March 31	$1.25	$0.80
June 30	1.10	0.77
September 30	0.84	0.40
December 31	0.71	0.47

	2005
Quarter Ended	High	Low

March 31	$1.62	$1.33
June 30	1.44	1.08
September 30	1.20	0.90
December 31	1.13	0.72

We have not paid any cash dividends on our common stock. We intend to retain our earnings for use in our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future. Further, covenants contained in our Revolving Facility restrict our ability to pay cash dividends to common stockholders.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

Number of
Securities
Remaining
Available
for Future
Issuance
Under Equity
Compensation
Plans
	Number of Securities		(Excluding
	to Be Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected
	Outstanding Options,	Outstanding Options,	in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	5,022,353	$0.55	1,501,035
Equity compensation plans not approved by security holders	—	—	—

Total	5,022,353	$0.55	1,501,035

Stock Performance Graph.  In connection with our plan of reorganization, all of our common stock and securities exercisable for shares of our common stock issued prior to September 30, 2002 were cancelled without consideration. On September 30, 2002, we emerged from Chapter 11 reorganization and thereafter issued 37,744,655 shares of our common stock. Between the initial issuance of our common stock after our emergence from bankruptcy and September 23, 2003, public trades of our common stock were infrequent, subject to large price volatility and in small volumes. Accordingly, our management does not believe that including a stock performance graph with respect to that time period would provide our stockholders with any meaningful information. The following graph compares the cumulative stockholder return on a share of our common stock versus the cumulative total return on the Russell 2000 Index and the Hemscott Air Delivery/Freight Services Index. We have selected and included the Hemscott Air Delivery/ Freight Services Index because we are included within this index. The Hemscott Air Delivery/ Freight Services Index is the same index as the Coredata Air Delivery/ Freight Services Index, which was the index we used for comparison in 2004. Coredata Air Delivery/ Freight Services Index has changed its name to Hemscott Air Delivery/ Freight Services Index. The comparison assumes $100 was invested as of September 23, 2003 and all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG KITTY HAWK, INC.,
RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON SEPTEMBER 23, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

The chart above was plotted using the following data:

Company/Index	September 23, 2003	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
Kitty Hawk, Inc.	$100.00	$380.00	$513.33	$353.33	$180.00
Hemscott Group Index	$100.00	$113.37	$145.48	$149.17	$163.34
Russell 2000 Index	$100.00	$114.20	$134.17	$138.63	$162.30

ITEM 6.	SELECTED FINANCIAL DATA

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

						Successor	Predecessor
	Successor					Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,
	2006	2005	2004	2003	2002	2002	2002

Results of Operations
Revenue:
Scheduled freight	$191,579	$151,910	$154,016	$127,412	$116,279	$31,482	$84,797
Other(1)	38,063	4,727	4,481	4,992	5,524	2,994	2,530

Total revenue	229,642	156,637	158,497	132,404	121,803	34,476	87,327
Cost of revenue	234,290	157,764	137,017	122,209	117,401	29,658	87,743

Gross profit (loss)	(4,648)	(1,127)	21,480	10,195	4,402	4,818	(416)
General and administrative expenses	9,904	8,052	11,073	9,220	7,836	2,065	5,771

Operating profit (loss) from continuing operations	(14,552)	(9,179)	10,407	975	(3,434)	2,753	(6,187)
Other (income) expense:
Interest expense	559	287	333	423	2,287	154	2,133
Reorganization expenses	—	—	—	—	39,629	—	39,629
Other income(2)	(678)	(956)	(426)	(3,589)	(30,473)	(64)	(30,409)

Total interest and other (income) expense	(119)	(669)	(93)	(3,166)	(11,443)	90	(11,353)

Income (loss) from continuing operations before income taxes	(14,433)	(8,510)	10,500	4,141	(14,877)	2,663	(17,540)
Income tax expense	—	—	3,970	1,511	—	—	—

Income (loss) from continuing operations	(14,433)	(8,510)	6,530	2,630	(14,877)	2,663	(17,540)
Loss from discontinued operations(3)	—	—	—	—	(40,831)	—	(40,831)

Net income (loss) before extraordinary item	(14,433)	(8,510)	6,530	2,630	(55,708)	2,663	(58,371)
Extraordinary item(4)	—	—	—	—	378,068	—	378,068

Net income (loss)	$(14,433)	$(8,510)	$6,530	$2,630	$322,360	$2,663	$319,697

Preferred stock dividends(5)	1,172	313	—	—	—	—	—

Net income (loss) allocable to common stockholders(5)	$(15,605)	$(8,823)	$6,530	$2,630	$322,360	$2,663	$319,697

						Successor	Predecessor
	Successor					Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,
	2006	2005	2004	2003	2002	2002	2002

Earnings (Loss) Per Share Data
Continuing operations(5)(6)	$(0.30)	$(0.17)	$0.13	$0.05	$—	$0.05	$(1.02)
Discontinued operations(3)(6)	$—	$—	$—	$—	$—	$—	$(2.39)
Extraordinary item(4)(5)	$—	$—	$—	$—	$—	$—	$22.07
Net earnings (loss) per share(5)(6)	$(0.30)	$(0.17)	$0.13	$0.05	$—	$0.05	$18.66
Weighted average common stock outstanding(6)	52,854	51,448	50,779	50,136	—	50,000	17,133
Operating Data
Chargeable weight — pounds moved(7)	462,989	159,598	174,727	152,756	149,588	38,992	110,596
Average yield per chargeable weight — pounds moved(8)	$0.4266	$0.9449	$0.8815	$0.8341	$0.7773	$0.8074	$0.7667
Aircraft fuel — average cost per gallon(9)	$2.1465	$1.8633	$1.3604	$1.0325	$0.8977	$0.9946	$0.8653
Revenue block hours flown(10)	23,563	23,991	24,376	20,882	22,674	6,221	16,453
Financial Condition (At End of Period)
Cash and cash equivalents	$9,589	$26,650	$16,284	$15,729	$10,353	$10,353	$4,610
Total assets	53,823	56,934	49,070	47,110	47,259	47,259	47,354
Notes payable and long- term obligations	392	2,304	2,755	3,689	4,978	4,978	5,819
Series B Redeemable Preferred Stock	12,142	12,350	—	—	—	—	—
Stockholders’ equity	$14,898	$27,407	$34,116	$23,604	$19,263	$19,263	$16,600

(1)	Other revenue is primarily generated by Kitty Hawk Aircargo for services provided through ACMI and ad-hoc charters, air freight services and, beginning in 2006, by Kitty Hawk Ground for services provided by operating trucks on full-truckload basis and local, non network ground transportation services. In 2006, other revenue includes the management of the C-NET network. Additionally, revenue generated from freight handling services provided to third parties is included as other revenue.

(2)	Other (income) expense is mainly generated through interest income and other settlements. In 2003, other income also included $3.0 million related to a customer arbitration award. In 2002, other income also included $29.4 million related to a settlement of claims against the U.S. Postal Service.

(3)	Loss from discontinued operations is the net operating results of operations that ceased or were disposed of during our bankruptcy proceedings and include the operations of our former wide-body cargo airline, the non-continental U.S. operations of our expedited scheduled freight network, our former air logistics service provider, our former small aircraft maintenance operation and our former subsidiary which developed an aircraft maintenance inventory and records software system.

(4)	The extraordinary item in 2002 represents the gain from the extinguishment of debt net of the reorganization equity value distributed, or to be distributed, to our former creditors pursuant to our plan of reorganization.

(5)	The preferred stock dividends consist of dividends on the Series B Redeemable Preferred Stock from the date of issuance to December 31, 2006 and the recognition of the beneficial conversion feature. On November 14, 2005, the fair value of the common stock issuable upon conversion of the Series B Redeemable Preferred Stock was greater than the conversion price of the Series B Redeemable Preferred Stock which resulted in a beneficial conversion feature of $0.2 million. Since the shares of Series B

Redeemable Preferred Stock are immediately convertible, the beneficial conversion feature was recorded as a preferred stock dividend on November 14, 2005.

(6)	No earnings per share data is presented for the year ended December 31, 2002 because the three months ended December 31, 2002 and the nine months ended September 30, 2002 are not comparable due to the cancellation of our common stock and the application of Fresh Start Accounting at September 30, 2002. For this reason, these two periods may not be combined and used for year-over-year earnings per share comparisons. In 2002, the weighted average common stock outstanding for the predecessor period reflects the shares of common stock outstanding at September 30, 2002, which were cancelled under our plan of reorganization. In 2002, the weighted average common stock outstanding for the successor period reflects the shares of common stock and warrants to acquire common stock issued under our plan of reorganization, which were deemed to be issued and outstanding as of October 1, 2002 for purposes of this calculation. In addition, because the warrants issued under our plan of reorganization had a nominal exercise price, the shares of common stock underlying these warrants were also deemed to be outstanding for the presentation of the weighted average common stock outstanding for the successor period.

(7)	Chargeable weight — pounds moved is the greater of the actual weight or the minimum deemed weight based on the dimensions of the items transported in our scheduled freight network. Beginning in November 2005, chargeable weight includes our ground product.

(8)	Average yield per chargeable weight — pounds moved is a calculation of our scheduled freight revenue and non-network ground transportation revenue divided by the chargeable weight — pounds moved. Beginning in November 2005, average yield includes revenue generated from our ground product and beginning in June 2006, average yield includes revenue generated by our non-network ground transportation services.

(9)	Aircraft fuel — average cost per gallon is the average cost per gallon of delivering aircraft fuel into the aircraft operated in our network, including the cost per gallon of the aircraft fuel, transportation fees to get the aircraft fuel to the airport, taxes, airport fees and costs associated with fueling the aircraft.

(10)	Revenue block hours flown are the block hours flown by Kitty Hawk Aircargo for the scheduled freight network and for customers on an ACMI or ad-hoc charter basis. Revenue block hours does not include any block hours flown by a third party in our scheduled freight network or the C-NET network we managed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Kitty Hawk is a holding company providing corporate planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo.

Scheduled Freight Network.  We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S., Alaska, Hawaii, Canada and Puerto Rico. Most of our expedited air freight product is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight product is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Seattle, Washington; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of March 26, 2007, our scheduled freight network offered an expedited overnight and second-morning air freight product to 54 business centers and an expedited time-definite ground freight product to 46 business centers. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico.

Our scheduled freight network business relies on customers who need expedited delivery on an as-needed basis for air or ground delivery. We generally do not have long-term commitments from our customers.

Without customer commitments, the overall demand for our freight services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries generating the freight we transport in our network and the availability, reliability and cost of alternative freight services. The amount of freight shipped in our scheduled freight network during any particular time period can fluctuate significantly due to the foregoing factors, among other things.

A significant portion of the freight transported in our network relates to the electronics, telecom and related infrastructure equipment, automotive, other durable goods and equipment industries and apparel. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. and increasingly, world economies. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically having the strongest demand and, as such, typically being the highest revenue quarters.

In addition, the demand for our expedited air and ground freight products is impacted by the availability, reliability and cost of other freight transportation alternatives including services provided by passenger airlines, integrated freight carriers and trucking networks. In general, our competitors are impacted by the same economic cyclicality and seasonality trends we experience in our scheduled freight network. As a result, we believe we experience similar demand and supply relationships as our competitors. To the extent our customers can secure acceptable freight services at a lower cost than the freight services provided by our scheduled freight network, the demand for our scheduled freight network can be materially adversely affected.

For the twelve months ended December 31, 2006, our net loss was a result of, among other things, (i) the introduction and growth of an expedited ground freight product, (ii) the investment in our ground transportation services company, including the June 2006 acquisition of substantially all of the operating assets of Air Container Transport, Inc., or ACT, under an asset purchase agreement, and (iii) reduced demand for our expedited air freight services due to higher fuel prices during 2006 as compared to 2005, including significantly weakened demand during the traditional third and fourth quarter peak season shipping months. We believe other domestic freight transportation companies are also experiencing similar weaker than historical demand during this period. In response to these developments, we are rationalizing our air and ground transportation schedules to better match capacity to demand and reducing our infrastructure costs, including staffing. We continued to experience weak demand for our air and ground products during the first quarter of 2007 and we expect to report a loss in the first quarter of 2007 that will likely exceed the loss reported in the first quarter of 2006.

Network Management.  In 2006, Kitty Hawk Cargo was awarded a contract by the USPS to manage the C-NET network during the 2006 year end holiday period. We were responsible for the complete management of the C-NET network, including managing 96 trucks contracted for by us, over 200 seasonal employees at our Fort Wayne sort facility and 32 cargo aircraft contracted for by the USPS, including seven of our own aircraft.

Ground Transportation.  With the June 2006 acquisition of the ACT assets, we expanded our ground transportation services company. These assets, along with owner operators and contracted dedicated trucks, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network. Kitty Hawk Ground provides EUVs for a limited number of customers, including international and domestic airlines, which are not operated within the Kitty Hawk Cargo scheduled freight network. Additionally, we provide local transportation service for movement of freight to cities not included in our network. For the year ended December 31, 2006, ground transportation service revenue was 2.6% of our total revenue. As of March 26, 2007, Kitty Hawk Ground managed 187 owner operators, owned and leased trucks and contracted trucks.

Cargo Airline.  Kitty Hawk Aircargo, our all-cargo airline, provides dedicated air transportation services for Kitty Hawk Cargo’s scheduled freight network. During the twelve months ended December 31, 2006, Kitty Hawk Aircargo flew 94.6% of its block hours in Kitty Hawk Cargo’s scheduled freight network. As of March 29, 2007, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and one Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. Kitty Hawk Aircargo also generates revenue from external customers through ACMI and ad-hoc charter arrangements. For the twelve months ended December 31, 2006, approximately 2.5% of our revenue was from ACMI arrangements.

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

We seek to recapture the increase in aircraft and diesel fuel costs from our customers through increasing our prices and/or through fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of fuel through these fuel surcharges and/or price increases. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in fuel costs. As we attempt to recapture the increase in fuel costs, our customers may seek lower cost freight transportation alternatives to our expedited scheduled freight network. If aircraft and diesel fuel prices remain at historically high levels for an extended period or increase from current prices and we are unable to continue to maintain or raise our fuel surcharge and/or our prices sufficiently and/or customers seek lower cost freight transportation alternatives, our financial condition and results of operations could be materially adversely affected.

Increases in the cost of aircraft fuel increases our working capital requirements because we pay for aircraft fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the services are performed. We purchase aircraft fuel from various suppliers at current market prices. We do not currently have any long-term contracts for aircraft fuel, nor do we currently have any agreements to hedge against increases in the price of aircraft fuel. On a regular basis, we review the price and availability of aircraft fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for aircraft fuel or make arrangements to hedge against changes in aircraft fuel prices, we may enter into such agreements or arrangements.

During the twelve months ended December 31, 2006, our aircraft fuel averaged $2.15 per gallon as compared to $1.86 per gallon for the twelve months ended December 31, 2005, an increase of 15.6%. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the twelve months ended December 31, 2006, we used between 1.8 million and 2.4 million gallons of aircraft fuel per month as compared to between 2.1 million and 2.8 million gallons for the twelve months ended December 31, 2005 in the scheduled freight network. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $250,000.

	Total Cost of		Aircraft Fuel Expense as a
	Aircraft Fuel in		Percentage of Scheduled
	the Scheduled		Freight Operating
Year	Freight Network	Average Cost	Expenses
	(In millions)	(Per gallon)

2006	$53.5	$2.15	24.9%
2005	54.7	1.86	35.7
2004	45.8	1.36	32.9

During 2006, aircraft fuel expense as a percentage of our scheduled freight network operating expenses has decreased from prior years despite the increase in the year over year cost per gallon of aircraft fuel due to the additional costs required to offer our ground freight product partially offset by the savings from operating the fuel efficient Boeing 737-300SF cargo aircraft in our network.

Seasonality.  Our business is seasonal in nature. In a typical year, demand for our freight service is highest in the third and fourth quarters of the year and weakest in the first and second quarters. Generally, we believe that the demand for expedited air service is susceptible to greater seasonal fluctuations than demand for the expedited, time-definite ground services.

During 2005 and 2006, we believe our expedited air freight product has been negatively impacted by the rapidly changing and high cost of aircraft fuel which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited air freight product. Should the record high prices for fuel continue for an extended period of time, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.

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

Capital Requirements, Capital Resources and Liquidity

Capital Requirements.  In addition to our normal working capital requirements, we believe our cash requirements for the next twelve months include, but are not limited to, projected capital expenditures of less than $2.0 million, including investments in information technology. Our working capital is also affected by the rising cost of aircraft fuel because we pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge or higher prices charged to our customers until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed. Further, our working capital requirements for the year ended December 31, 2006 were higher than normal due to initially funding the purchase price and the working capital needed to operate the assets acquired from ACT because we did not acquire any of the cash or accounts receivable generated prior to the acquisition.

Capital Resources.  At December 31, 2006, our net working capital was $16.9 million as compared to $32.5 million at December 31, 2005. The decrease in net working capital was primarily due to funding the estimated $16.1 million of losses related to expanding our scheduled freight network to include our expedited ground product during the twelve months ended December 31, 2006 and the continued high aircraft fuel costs along with seasonal losses from our expedited air service. Our net working capital was also affected by $3.2 million spent related to the acquisition of substantially all of the operating assets of ACT and funding $4.8 million for the operation of these assets as we did not acquire any of the cash or accounts receivable generated prior to their acquisition and $1.8 million of capital expenditures for the scheduled freight network and the cargo airline. Additionally, during the twelve months ended December 31, 2006, we paid $0.4 million in dividends related to our Series B Redeemable Preferred Stock.

New Revolving Facility.  On March 29, 2007, we entered into the Revolving Facility, with Laurus. This Revolving Facility replaces the PNC Credit Facility. The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business;

make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of our assets, including the stock of our subsidiaries. As of March 29, 2007, we had a borrowing base of $14.7 million, outstanding borrowings of $9.3 million and $5.4 million of availability. Our outstanding borrowings include $3.9 million to cash collateralize our outstanding letters of credit. We paid a placement fee of $250,000 to B. Riley & Co., Inc., an affiliate of one of our greater than 5% stockholders, in connection with the Revolving Facility.

We also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of our common stock, or the Warrant. The exercise price of the Warrant is $0.91 per share. The exercise price is not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Warrant, Laurus will not sell any shares for which it has exercised the Warrant prior to March 29, 2008. Laurus also will not sell shares for which it has exercised the Warrant during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of our common stock for the 22 day trading period immediately preceding the sales.

In connection with the Warrant, we entered into a registration rights agreement whereby we agreed to file a registration statement with the Securities and Exchange Commission covering the registration of the shares of common stock issuable upon exercise of the Warrant within 90 days of the closing date of the Revolving Facility. We agreed to use our best efforts to have the registration statement declared effective within 180 days of the closing date of the Revolving Facility.

Liquidity.  Our primary source of liquidity is our cash and cash equivalents and cash flow from operations. In addition, we supplement our liquidity by utilizing our Revolving Facility.

At December 31, 2006, cash and cash equivalents were $9.6 million as compared to $26.6 million at December 31, 2005, and we had $13.6 million of unused availability under the PNC Bank Credit Facility, including a $2.0 million liquidity reserve, compared to $6.7 million of unused availability under the Wells Fargo Bank credit facility at December 31, 2005. The decrease in cash and cash equivalents of $17.1 million is a result of using $9.8 million to fund our operations including operating the assets acquired from ACT, spending $3.9 million in investing activities and spending $3.4 million in financing activities. Our investing activities included $3.2 million for the acquisition of substantially all of the operating assets of ACT and $1.8 million for the acquisition of other operating assets offset by $1.1 million of proceeds from the sale of our surplus assets. Our financing activities included a net paydown of $1.9 million on the Wells Fargo Bank credit facility, payment of $0.4 million of preferred stock dividends and $1.1 million of payments on current debt which was offset by generating $0.1 million from the exercise of outstanding stock options to acquire stock during 2006. For the quarters ended September 30, 2006 and December 31, 2006, we decided to cumulate, rather than pay currently, the $0.4 million of preferred stock dividends due for each period. These cumulated dividends will bear interest at a rate of 8.0% per annum until declared and paid. At March 29, 2007, we had $4.2 million of cash on hand and $5.4 million of unused availability under our Revolving Facility with Laurus.

We believe we may have been unable to comply with the covenants and liquidity reserves under the PNC Credit Facility during 2007. Therefore, we recently replaced the PNC Credit Facility with the Revolving Facility with Laurus that contains no financial performance covenants or liquidity reserves. At March 31, 2007, based on current forecasts, we believe we have sufficient available cash and borrowing capacity under the Revolving Facility to fund our working capital needs over the next twelve months. However, there is no assurance that our forecasts will prove to be accurate, including our forecast that, because of our performance managing the 2006 C-NET network, we will be awarded the management of the 2007 C-NET network in the event that the USPS decides to operate it. If the demand for our expedited freight services continues to be negatively impacted by rising fuel prices or general weakness in demand for our air and ground freight products in 2007, or if our forecasts prove to materially inaccurate, we may need to raise additional funds, supplement our current sources of liquidity during the next twelve months and/or seek material modifications to our Revolving Facility. Substantially all of our assets are encumbered under the Revolving Facility. If we are required to raise additional funds, supplement our existing sources of liquidity or make modifications to our Revolving Facility and are unable to do so either on economic terms or at all, our business may be materially adversely affected.

Explanation of Statement of Operations Items

Revenue.  Included in our revenue are the following major categories:

•	Scheduled freight revenue, which is generated from our expedited air and ground freight products provided by our scheduled freight network. We consider expedited freight service as freight transported on our air product on an overnight or second-morning basis or on our ground product on a time-definite basis as determined by the customer. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration;

•	Network management revenue, which is generated from the management of the C-NET network during 2006;

•	ACMI revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue, freight handling services provided for third parties, providing EUV, contracted service to third parties and local transportation trucking services.

Cost of Revenue.  Included in our cost of revenue are the following major categories:

•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:

•	flight crew member wages, benefits, training and travel;

•	leased aircraft and engines operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.

•	Transportation Expense, which consists of costs related to the physical movement of freight within our network and which is not otherwise classified as flight expense, including:

•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	leased trucks operated by Kitty Hawk Ground and leased trailers;

•	driver wages and benefits;

•	contracted trucking expenses between cities in our scheduled network, including owner-operator costs and surcharges for diesel fuel not purchased by us, and

•	pickup and/or final delivery expenses as directed by customers.

•	Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled air network and on ad-hoc charters that include aircraft fuel in the charter service, the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft and the cost of diesel fuel and all related taxes, fees and surcharges for trucks operated by our employees.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline and trucks operated by our ground transportation company, including:

•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for third party maintenance;

•	costs of aircraft and truck parts and supplies; and

•	accruals for maintenance of airframes and aircraft engines prior to December 31, 2004.

•	Freight Handling Expense, which consists of the costs of loading and unloading freight on aircraft and trucks operating within our scheduled freight network, including:

•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our regional hub personnel, other company operated outstations and field operations managers.

•	Depreciation and Amortization, which consists of depreciation and amortization expenses for our owned airframes and aircraft engines, trucks, trailers, freight-handling equipment and capitalized software as well as the amortization of certain intangible assets associated with the acquisition of the operating assets of ACT.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network, ground transportation company and cargo airline, including:

•	wages and benefits for operational managers, sales representatives and customer service personnel of Kitty Hawk Cargo and Kitty Hawk Ground;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense;

•	general operational office expenses; and

•	induction costs related to the Boeing 737-300SF cargo aircraft during 2004 and 2005.

General and Administrative Expenses.  General and administrative expenses consist of salaries, benefits and expenses for executive management (other than operational management of Kitty Hawk Aircargo, Kitty Hawk Ground and Kitty Hawk Cargo), strategic planning, information technology, human resources, accounting, finance, legal and corporate communications personnel. In addition, costs for corporate governance, financial planning and asset management are included in general and administrative expenses. Also included are legal, professional and consulting fees.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine the value of our assets and certain liabilities and the amount of certain expenses. We base these estimates and assumptions upon the best information available to us at the time we make the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. As a result, our actual results could differ materially from our estimates. The most significant accounting policies include:

•	airframe and aircraft engine heavy maintenance and aircraft lease return provisions;

•	allowance for doubtful accounts;

•	purchase price accounting;

•	accounting for aircraft parts inventory; and

•	our valuation allowance related to deferred taxes.

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

Boeing 727-200 Cargo Aircraft — General.  To keep our Boeing 727-200 cargo aircraft in airworthy condition, the airframes and aircraft engines must undergo heavy maintenance. For our Boeing 727-200 airframes, this includes a light C-check which is performed every 3,000 to 4,000 flight hours or a heavy C-check which is performed every 14,000 flight hours and includes a light C-check. For our aircraft engines, this includes a heavy shop visit which includes disassembly, inspection, repair or replacement of worn and life-limited parts, reassembly and testing. Accounting standards allow us to spread the cost of this heavy maintenance over the period of time that elapses between these maintenance events by capitalizing the cost of the maintenance event and amortizing the capitalized cost over the use of the airframe or engine prior to its next scheduled heavy maintenance event or the estimated useful life of the asset, whichever is shorter.

Owned Boeing 727-200 Cargo Aircraft.  Prior to December 31, 2004, we maintained airframe and aircraft engine maintenance reserves on selected Boeing 727-200 airframes and Pratt & Whitney JT8D-9A aircraft engines which were in revenue service at September 30, 2002 or which we had the intention as of September 30, 2002 to reintroduce into revenue service. At the end of 2004, we reviewed our aircraft fleet composition plan and concluded that we would not perform heavy maintenance on these Boeing 727-200 airframes or Pratt & Whitney JT8D-9A aircraft engines. As a result of this review and changes in our estimates for Boeing 727-200 airframe and Pratt & Whitney JT8D-9A aircraft engines maintenance reserve requirements, we reversed the accrued Boeing 727-200 airframe maintenance reserve of $0.8 million and the accrued Pratt & Whitney JT8D-9A aircraft engine maintenance reserve of $3.9 million as of December 31, 2004.

In the event that we determine that we do not have enough Pratt & Whitney JT8D-9A aircraft engines to support our fleet composition plans, we will either seek to lease Pratt & Whitney JT8D-9A aircraft engines, or capitalize and amortize the cost of heavy maintenance on our owned Pratt & Whitney JT8D-9A aircraft engines if heavy maintenance is required. In the event that we perform heavy maintenance on our owned airframes, we will capitalize and amortize the cost of the heavy maintenance event. During 2005, we capitalized $1.3 million for heavy maintenance on two of our owned airframes which were acquired after September 30, 2002. During 2006, we did not capitalize any heavy maintenance for aircraft engines or airframes.

We capitalize and amortize the actual cost of mandated, life-extending airframe and aircraft engine FAA Airworthiness Directive maintenance for our owned Boeing 727-200 cargo aircraft over the expected remaining life until their next heavy airframe or aircraft engine maintenance event. We base our estimate of the expected life of the airframe or aircraft engine until the next heavy maintenance event on our historical experience. During 2006 and 2005, we capitalized life-extending, FAA-mandated Airworthiness Directives of $0.3 million and $0.1 million, respectively.

Trust Agreement Boeing 727-200 Cargo Aircraft.  The Trust Agreement does not require us to pay any heavy maintenance or lease return reserves to the Trust for the Boeing 727-200 cargo aircraft we operate pursuant to the Trust Agreement. The Trust bears the cost of substantially all heavy maintenance. As to any heavy maintenance performed on the Boeing 727-200 cargo aircraft that is not funded by the Trust, we capitalize and amortize the cost of the heavy maintenance event over the remaining term of the lease. In addition, we capitalize and amortize over the remaining term of the lease the costs of any FAA-mandated Airworthiness Directive maintenance not funded by the Trust. During 2006 and 2005, we capitalized heavy maintenance and life-extending, FAA-mandated Airworthiness Directives of zero and $0.2 million, respectively.

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

We keep an allowance for doubtful accounts as an offset to our customer accounts receivable when it is probable a customer’s receivable balance cannot be collected. If we determine that a customer’s receivable balance cannot be collected, we write-off the customer receivable balance against the allowance for doubtful accounts reserve. Once a customer account is written-off, the customer is typically not allowed to have any open credit with us. During 2006, we charged off less than $0.1 million in uncollectible accounts.

Our allowance for doubtful accounts is based on an analysis that estimates the amount of our total customer receivable balance that is not collectable. This analysis includes a review of customer aged receivables and payment trends. At December 31, 2005 and 2006, our allowance for doubtful accounts was $0.1 million and $0.5 million, respectively. At December 31, 2006, we had a significant concentration of credit risk because approximately 48.3% of our outstanding accounts receivable were from ten customers and 19.0% of our outstanding accounts receivable was attributable to one customer. A payment default by one of these customers could significantly exceed our allowance for doubtful accounts reserve which would have a material adverse effect on our results of operations.

Purchase Price Accounting.  On June 22, 2006, we acquired substantially all of the operating assets of ACT, including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, we also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. We did not assume any pre-closing liabilities of ACT, except for limited liabilities expressly set forth in the asset purchase agreement.

The purchase price of $5.0 million was funded through a combination of $2.75 million of cash paid at closing, the issuance of 1,773,818 shares of unregistered Kitty Hawk common stock based on a 10-day volume weighted average price and deferred payments of $0.25 million and $0.5 million with interest, due six months and one year after closing, respectively.

Approximately $3.2 million of the purchase price was allocated to the acquired intangible assets, including customer lists of $1.7 million (ten year life), non-compete agreements of $1.1 million (three year life), the ACT trade name of $0.2 million (three year life) and $0.2 million of goodwill. Approximately $1.9 million was allocated to the tangible assets including trucks and trailers of $1.8 million and $0.1 million of freight handling equipment and office furniture and fixtures. The lives of the intangible assets were based on a combination of factors, including management’s estimate of the benefits expected to be derived from the specific intangible asset. The book value of the intangible assets will be evaluated on an annual basis, or more periodically, if any factors, events or circumstances occur that would more-likely-than-not reduce the fair value of the intangible below its carrying amount. Such a review was conducted as of December 31, 2006, and management concluded no adjustments to book value of the intangible assets were needed.

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

In addition to the rotable component spare parts provided through IAI, we maintain a stock of expendable spare parts inventory that we use to perform certain maintenance on our Boeing 737-300SF cargo aircraft. At December 31, 2006, we maintained $0.4 million of incremental expendable spare parts to support our Boeing 737-300SF cargo aircraft. Expendable spare parts are expensed when installed on the aircraft.

Boeing 727-200 Cargo Aircraft.  We have a stock of aircraft parts and supplies that we use to perform certain maintenance on our fleet of owned and leased Boeing 727-200 cargo aircraft. At December 31, 2006, the balance of our aircraft parts and supplies inventory was $1.8 million net of established valuation reserves. This balance is based upon the sum of the estimated fair values of the aircraft parts and supplies inventory established during our fresh start accounting adjustments at September 30, 2002 upon our emergence from Chapter 11 bankruptcy, the average cost of the items acquired or repaired since September 30, 2002, and the value of items added to inventory from retired aircraft since September 30, 2002, less the average cost of parts and supplies removed from inventory to be used in aircraft maintenance, lower of cost or market adjustments and a valuation reserve established for those identified aircraft parts and supplies which have book value and have been deemed surplus at December 31, 2006.

We currently treat all owned Boeing 727-200 cargo aircraft parts as inventory, rather than as property and equipment, and thus we do not use the rotable parts pooling concept for treatment of parts as fixed assets. We do this because prior to December 31, 2006, approximately half of our Boeing 727-200 cargo aircraft fleet was operated under the Trust Agreement. The Trust Agreement generally requires us to maintain the aircraft in an airworthy condition, which requires us to periodically install parts and supplies on the airframe or aircraft engines. Because the parts and supplies become a permanent fixture on the Trust airframe or aircraft engine, installing the part effectively transfers ownership of the part from us to the aircraft owner.

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

Because parts can be added to inventory at either the cost to repair such a part or the pro-rata share of the net book value of the retired aircraft, the cost of parts added to inventory may be less than fair market value. Because we have limited availability of some aircraft parts and supplies, we may need to acquire additional parts in the future at then market values which could result in an increase in maintenance expense in the future which, in turn, could have a material adverse affect on our financial results. We review our inventory periodically to ensure we are carrying these parts at the lower of cost or fair market value. At December 31, 2005 and 2006, we estimated that the recorded cost of a portion of our active inventory and aircraft supplies exceeded fair market value and recorded lower of cost or market writedowns of $1.3 million and $2.3 million, respectively, to reduce the carrying value to fair market value.

As parts and supplies are used on an airframe or aircraft engine during routine line maintenance, the average cost associated with the part or supply item is charged to maintenance expense. If the parts or supplies are being used during a light or heavy C-check or an engine heavy maintenance event, the average cost of the part or supply item is capitalized.

Upon emerging from bankruptcy on September 30, 2002, we did not separately identify the portion of our aircraft parts and supplies required to continue to operate our fleet of Boeing 727-200 cargo aircraft and the amount which could be deemed excess. Furthermore, the amount of aircraft parts and supplies necessary to operate our Boeing 727-200 fleet is dependent upon the number of Boeing 727-200 cargo aircraft that we continue to operate and the number of hours the aircraft are operated.

In conjunction with a review of our aircraft fleet composition plan and a limited review of our Boeing 727-200 cargo aircraft parts and supplies at the end of 2004, we determined that we had certain aircraft parts and supplies with a book value of approximately $1.3 million that were surplus and that the realizable sales value of these surplus aircraft parts and supplies was approximately $0.7 million. As such, we established a general valuation reserve of $0.6 million against these identified surplus aircraft parts and supplies as of December 31, 2004. As our fleet composition changed during 2005, we identified additional surplus inventory parts and supplies and increased the valuation reserve by $1.1 million as of December 31, 2005. As of December 31, 2006, we identified surplus inventory and aircraft supplies with a carrying value of $0.8 million. The book value of these items were compared to their fair value using an orderly liquidation valuation because we expect to sell these items. As a result of this analysis, the general valuation reserve was reduced from $1.7 million to $0.2 million as of December 31, 2006.

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

Valuation Allowance Related to Deferred Taxes.  Upon our emergence from bankruptcy in 2002, the tax basis of our assets and liabilities exceeded our book basis, resulting in $48.2 million in future deductible amounts for which no deferred tax asset was recorded. Due to historical operating losses and the potential for future limitations on the utilization of these deductions, we have recorded a full valuation allowance because it is unclear how much, if any, tax benefit we will realize. Therefore, no net asset value for these deductions is currently reflected in our current consolidated financial statements. At December 31, 2006, we evaluated whether it was more likely than not that we would be able to utilize these tax deductions. Based on our projections, we concluded that our deferred tax asset should remain fully reserved.

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

Upon our emergence from bankruptcy, our shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of our stock and warrants and since our issuance of the Series B Redeemable Preferred Stock, there have been changes in the composition and concentration of our stockholder base. These changes in stock ownership resulted in a change in control of our greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code during September 2005. Therefore, our ability to utilize our current net operating losses and other deductions to offset any future taxable income which may be generated will be subject to an annual limitation of $1.9 million. Further, any future changes in control as defined by the Internal Revenue Code may result in additional limitations on the use of these deductions in a particular tax year.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements but do not expect the adoption to have a material effect on our financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to our financial statements.

Results of Operations

The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Year Ended December 31,
	2006	2005	2004

Revenue:
Scheduled freight	83.4%	97.0%	97.2%
Network management	11.5	—	—
Other	5.1	3.0	2.8

Total revenue	100.0	100.0	100.0
Cost of revenue	102.0	100.7	86.5

Gross profit (loss)	(2.0)	(0.7)	13.5
General and administrative expenses	4.3	5.1	7.0

Operating income (loss) from continuing operations	(6.3)	(5.8)	6.5
Other (income) expense:
Interest expense	0.3	0.2	0.2
Other income	(0.3)	(0.6)	(0.3)

Total interest and other (income) expense	—	(0.4)	(0.1)

Income (loss) from continuing operations before income taxes	(6.3)	(5.4)	6.6
Income tax expense	—	—	2.5

Net income (loss)	(6.3)%	(5.4)%	4.1%

Year ended December 31, 2006 compared to the year ended December 31, 2005

General.  The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	2006		2005		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
		(Dollars in thousands)

Scheduled freight	$191,579	83.4%	$151,910	97.0%	26.1%
Network management	26,442	11.5	—	—	100.0
Other:
ACMI	5,713	2.5	2,431	1.5	135.0
Miscellaneous	5,908	2.6	2,296	1.5	157.3

Total revenue	$229,642	100.0%	$156,637	100.0%	46.6%

Scheduled Freight Network.  For the year ended December 31, 2006, the $39.7 million increase in our scheduled freight network revenue was due to a 190.1% increase in our chargeable weight offset by a 54.9% decrease in our average yield as compared to the year ended December 31, 2005. Approximately $3.7 million of the increase in revenue was attributable to our expedited air freight product and $36.0 million of the increase was attributable to our expedited ground freight product. Our chargeable weight increase was due to providing an expedited ground freight product within our scheduled freight network beginning in the fourth quarter of 2005 and the expansion of our network through the acquisition of substantially all of the operating assets of ACT in June 2006. Our average yield decrease was primarily due to a change in the mix of our products as the expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.

Network Management.  For the year ended December 31, 2006, our network management revenue was from the management of the C-NET network for the USPS from November 28 to December 24.

ACMI.  For the year ended December 31, 2006, our ACMI revenue was due to operating seven aircraft under ACMI contracts with the USPS as part of the C-NET network and two other ACMI contracts during 2006 as compared to an ACMI contract for one aircraft during 2005.

Miscellaneous.  For the year ended December 31, 2006, our miscellaneous revenue was primarily related to EUVs and contracted service to our customers outside of our network. For the year ended December 31, 2005, our miscellaneous revenue resulted from flying ad-hoc charter services for several customers.

Cost of Revenue

General.  The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	2006		2005		Percentage
		Percentage		Percentage of	Change
	Cost of	of Total	Cost of	Total	from 2005
	Revenue	Revenue	Revenue	Revenue	to 2006
	(Dollars in thousands)

Flight expense	$33,653	14.7%	$30,241	19.3%	11.3%
Transportation expense	56,543	24.6	17,106	10.9	230.5
Fuel expense	61,530	26.8	54,656	34.9	12.6
Maintenance expense	16,817	7.3	14,207	9.1	18.4
Freight handling expense	46,191	20.1	26,715	17.1	72.9
Depreciation and amortization	3,468	1.5	3,693	2.3	(6.1)
Operating overhead expense	16,088	7.0	11,146	7.1	44.3

Total cost of revenue	$234,290	102.0%	$157,764	100.7%	48.5

Flight Expense.  For the year ended December 31, 2006, flight expense increased $3.4 million, or 11.3%, compared to the year ended December 31, 2005. This increase was primarily a result of higher aircraft lease expense, crew costs and aircraft insurance expense.

Our aircraft lease expense increased $2.4 million due to the lease expense associated with the operation of the Boeing 737-300SF cargo aircraft for the full year of 2006 after being delivered and put into service during 2005 partially offset by lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 2.7%, or 622, less revenue block hours in the scheduled freight network for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due primarily to changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 18.0%, or 194, more revenue hours related to our ACMI and ad-hoc charter transportation services for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Crew costs increased $0.5 million due in part to longevity pay increases for crew members and higher travel and training costs. Our aircraft insurance expense increased $0.4 million due to full year impact of the addition of the Boeing 737-300SF cargo aircraft which were phased in between March 2005 and September 2005.

Transportation Expense.  For the year ended December 31, 2006, transportation expense increased $39.4 million, or 230.5%, from the year ended December 31, 2005. This increase is primarily due to an increase in our network trucking expense, including purchased transportation costs and owner operator expenses, due to providing our expedited ground freight product beginning October 31, 2005, significant expansion to the network in 2006, including the acquisition of substantially all of the operating assets of ACT, and the costs associated with sourcing trucks utilized in the management of the C-NET network. Additionally, chartered aircraft expense increased $2.5 million due to 59.7%, or 665, more hours from a chartered aircraft operating in the scheduled freight network during 2006 as compared to 2005.

Fuel Expense.  Fuel expense is comprised of aircraft fuel used in our owned and leased aircraft and aircraft chartered into the scheduled freight network and diesel fuel used in our owned and leased trucks operated in our scheduled freight network. Additionally, in 2006, fuel expense included the cost of aircraft fuel used to support the C-NET network. For the year ended December 31, 2006, fuel expense increased $6.9 million, or 12.6%, as compared to the year ended December 31, 2005.

Aircraft fuel expense increased approximately $5.3 million resulting from an increase in the average cost of aircraft fuel amounting to a $7.8 million increase in fuel expense which was partially offset by a $2.5 million decrease in fuel consumption. Our average cost per gallon of aircraft fuel increased $0.29, or 15.6%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The number of gallons used in our scheduled freight network decreased by approximately 3.8 million gallons, or 13.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease in fuel consumption is primarily due to the full effect of the substitution of seven fuel efficient Boeing 737-300SF cargo aircraft into the scheduled freight network, our fuel conservation efforts and less revenue hours flown in the network.

Operating the trucks acquired from ACT in our network during 2006 contributed $1.6 million to the total increase in fuel expense.

Maintenance Expense.  For the year ended December 31, 2006, maintenance expense increased $2.6 million, or 12.6%, as compared to the year ended December 31, 2005. Of this increase, $2.9 million is due to maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, $1.3 million of maintenance expense related to our owned and leased trucks since their acquisition in June 2006 and a $0.8 million net adjustment for our aircraft parts and supplies related to a $2.3 million lower of cost or market adjustment offset by a $1.5 million reversal of a valuation reserve on our held for sale aircraft parts and supplies. Additionally, our internal and external labor costs to maintain the aircraft fleet increased $0.5 million and we incurred $0.3 million more in administrative maintenance program costs. These increases were offset by $2.7 million of lower parts issuance costs for the Boeing 727-200 cargo aircraft due to a reduction in the number of aircraft flying as well as lower expense related to the lower of cost or market adjustment that was recorded in 2005.

Freight Handling Expense.  For the year ended December 31, 2006, freight handling expense increased $19.5 million, or 72.9%, as compared to the year ended December 31, 2005. The increase in freight handling expense was attributable to managing the C-NET network and a 190.1% increase in chargeable weight. Freight handling expense per pound of chargeable weight decreased 40.4% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to volume discounts available under our freight handling contracts due to the significant increase in chargeable weights resulting from the establishment and expansion of the ground freight network, further enhanced by handling an increased percentage of the system chargeable weight by our own employees at some of our regional hubs and outstations.

Depreciation and Amortization.  For the year ended December 31, 2006, depreciation and amortization expense decreased $0.2 million, or 6.1%, as compared to the year ended December 31, 2005. This decrease is primarily due to some assets becoming fully depreciated prior to December 31, 2006 without incurring a significant amount of capital expenditures to replace or extend the life of these assets. This decrease was offset by depreciating the operating assets acquired from ACT and amortizing the intangible assets associated with the ACT transaction.

Operating Overhead Expense.  For the year ended December 31, 2006, operating overhead increased $4.9 million, or 44.3%, as compared to the year ended December 31, 2005. We incurred increases in our ground transportation services company and cargo administrative wages and increased travel expense as we marketed our new expedited ground freight product and continued to integrate the operating assets acquired from ACT into our network. We also incurred increased outstation lease expense related to our new regional hubs as well as additional contract labor costs and advertising costs to support the new expedited ground freight product. During 2006, we increased our allowance for doubtful accounts by $0.4 million compared to the 2005 benefit of $0.6 million for bad debt expense due to the recovery of a previously reserved receivable and a $0.5 million reduction in our allowance for doubtful accounts. Offsetting these increases was a reduction of $2.6 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft for the year ended December 31, 2006 as compared to December 31, 2005 as no induction costs were incurred during the year ended December 31, 2006 as all the Boeing 737-300SF cargo aircraft were in service at December 31, 2005.

Gross Loss

As a result of the foregoing, for the year ended December 31, 2006, we recognized a gross loss of $4.6 million compared to $1.1 million for the year ended December 31, 2005.

General and Administrative Expense

General and administrative expense increased $1.9 million, or 23.0%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was primarily due to incurring $0.7 million in higher compensation expense related to the accounting for stock options under SFAS 123R, $0.5 million of higher professional fees related to our outsourced internal audit function and work towards Sarbanes-Oxley Section 404 compliance and $0.2 million of fees related to terminating our bank agreement with Wells Fargo when it was replaced by an agreement with PNC Bank, National Association. Additionally, general and administrative expense for the year ended December 31, 2006 was further increased by $0.1 million of fewer gains from the sale of assets compared to the year ended December 31, 2005.

Interest Expense

Interest expense increased $0.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to carrying a higher average outstanding balance on our revolving credit facility.

Income Taxes

For the year ended December 31, 2006, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenue

General.  The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	2005		2004		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2004
	Revenue	Revenue	Revenue	Revenue	to 2005
		(Dollars in thousands)

Scheduled freight	$151,910	97.0%	$154,016	97.2%	(1.4)%
Other:
ACMI	2,431	1.5	3,486	2.2	(30.2)
Miscellaneous	2,296	1.5	995	0.6	130.8

Total revenue	$156,637	100.0%	$158,497	100.0%	(1.2)%

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

Our chargeable weight decrease was due to reduced demand during the year ended December 31, 2005 as compared to the year ended December 31, 2004. We believe the decrease in demand experienced during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to the high cost of aircraft fuel which resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and/or prices to offset these costs. We believe these increased prices may have contributed to a shift to less expensive, deferred modes of transportation by our customers. We also believe that continued economic weakness in the industries which produce the type of freight transported in our scheduled freight network contributed to a decrease in the demand for our expedited freight services. This decrease in demand was partially offset by an increase in chargeable weight resulting from our second quarter 2004 expansion into San Juan, Puerto Rico and our new expedited ground product.

ACMI.  For the year ended December 31, 2005, we generated $2.4 million of ACMI revenue. For the year ended December 31, 2004, we generated $3.5 million of ACMI revenue.

Miscellaneous.  For the year ended December 31, 2005, our miscellaneous revenue included $2.3 million from flying ad-hoc charter services. Our miscellaneous revenue for the year ended December 31, 2004 included $1.0 million from flying ad-hoc charter services.

Cost of Revenue

General.  The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change from period-to-period:

	2005		2004		Percentage
		Percentage		Percentage	Change
	Cost of	of Total	Cost of	of Total	from 2004
	Revenue	Revenue	Revenue	Revenue	to 2005
		(Dollars in thousands)

Flight expense	$30,241	19.3%	$27,924	17.6%	8.3%
Transportation expense	17,106	10.9	14,603	9.2	17.1
Aircraft fuel expense	54,656	34.9	45,838	28.9	19.2
Aircraft maintenance expense	14,207	9.1	7,047	4.4	101.6
Freight handling expense	26,715	17.1	27,705	17.5	(3.6)
Depreciation and amortization	3,693	2.3	3,091	2.0	19.5
Operating overhead expense	11,146	7.1	10,809	6.9	3.1

Total cost of revenue	$157,764	100.7%	$137,017	86.5%	15.1%

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

Operating Overhead Expense.  For the year ended December 31, 2005, operating overhead increased $0.3 million, or 3.1%, as compared to the year ended December 31, 2004. During the year ended December 31, 2005, we incurred $2.5 million of expenses related to the induction of the Boeing 737- 300SF cargo aircraft as compared to $1.2 million for the year ended December 31, 2004. This increase was offset by a $0.6 million reduction in our bad debt expense due to the collection of a previously reserved receivable, a $0.5 million reduction in our allowance for doubtful accounts as compared to December 31, 2004 based on our estimate of uncollectible accounts receivable and $0.2 million refund from a 2004 workers compensation policy which was collected during 2005. In addition, we incurred increases of $0.1 million in our sales and marketing travel expense and $0.2 million of start up costs associated with launching our new expedited ground product.

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

Contractual Obligations

The following table sets forth our contractual obligations for the periods shown:

		Within
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter
		(Dollars in thousands)

Debt, including lease deferrals	$1,293	$635	$301	$308	$49
Non-aircraft operating leases	40,671	5,363	8,783	7,516	19,009
Aircraft operating leases, aircraft use agreement and aircraft maintenance agreements	111,849	14,872	26,107	25,544	45,326

Total contractual cash obligations	$153,813	$20,870	$35,191	$33,368	$64,384

Seasonality of Results and Operating Leverage

The following table reflects selected unaudited quarterly operating results. The information has been prepared on the same basis as the consolidated financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. Our results may vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Quarter Ended:	2005	2005	2005	2005(1)	2006	2006	2006	2006(2)
				Unaudited
			(In thousands, except per share data)

Total revenue	$33,629	$36,451	$40,690	$45,867	$40,087	$45,468	$57,921	$86,166
Gross profit (loss) from continuing operations	(424)	(311)	1,492	(1,884)	(6,301)	(6,482)	(3,172)	11,307
Operating income (loss)	(2,644)	(2,167)	(406)	(3,962)	(8,604)	(8,550)	(5,885)	8,487
Income (loss) from continuing operations before income taxes	(2,112)	(2,155)	(409)	(3,834)	(8,385)	(8,637)	(6,026)	8,615
Income (loss) from continuing operations	$(2,112)	$(2,155)	$(409)	$(3,834)	$(8,385)	$(8,637)	$(6,026)	$8,615
Basic net income (loss) from continuing operations per share(3)	$(0.04)	$(0.04)	$(0.01)	$(0.08)	$(0.17)	$(0.17)	$(0.12)	$0.16
Diluted net income (loss) from continuing operations per share(3)	$(0.04)	$(0.04)	$(0.01)	$(0.08)	$(0.17)	$(0.17)	$(0.12)	$0.15

(1)	The operating results for the quarter ended December 31, 2005, include a loss of $1.3 million related to a lower of cost or market adjustment related to our active Boeing 727-200 inventory parts and supplies and a loss of $1.1 million for additional valuation reserves related to our surplus Boeing 727-200 inventory parts and supplies.

(2)	The operating results for the quarter ended December 31, 2006, include a net loss of $0.8 million related to a $2.3 million lower of cost or market adjustment related to our active Boeing 727-200 inventory parts and supplies offset by a reduction of $1.5 million in the valuation reserves related to our surplus Boeing 727-200 inventory parts and supplies. Also included are the revenue and associated costs related to managing the C-NET network.

(3)	The shares of common stock underlying the warrants issued in 2002 in accordance with the plan of reorganization are deemed to be outstanding for periods presented because the warrants have a nominal exercise price.

Our business is seasonal in nature. In a typical year, we experience improving revenue with each passing quarter, beginning with the first quarter.

Beginning in the fourth quarter of 2004, we believe our expedited freight services were negatively impacted by the increasing cost of aircraft fuel which resulted in our charging our customers higher prices as we increased the existing fuel surcharge to offset these costs. In addition, we believe our expedited freight services were also negatively impacted by the overall increasing price of energy which may have had a dampening effect upon the U.S. economy. As a result, we reduced our capacity in the scheduled freight network by reducing the utilization of chartered aircraft and decreased the utilization of the aircraft operated by our cargo airline in the scheduled freight network. During 2006 and into the first quarter of 2007, we believe our expedited scheduled freight business continued to be negatively impacted by these factors.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to changing interest rates on our Revolving Facility. The Revolving Facility contains a variable interest rate equal to prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. At March 29, 2007, we had approximately $9.3 million outstanding on the Revolving Facility with an interest rate of 9.75%. Based on our outstanding balance under the Revolving Facility, a hypothetical 100 basis points increase in interest rates would not result in a material increase in our annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our exposure to changing interest rates on invested cash is minimal because we invest our cash in U.S. Treasury backed money-market funds. At December 31, 2006, approximately $3.9 million of our cash was invested. We have not undertaken any actions to cover interest rate market risk and are not a party to any interest rate market risk management activities.

Aircraft fuel is a significant cost of operating aircraft. While in some cases we prepay for aircraft fuel on a short-term basis prior to delivery, we do not have any agreements with aircraft fuel suppliers assuring the availability or price stability of aircraft fuel. We also do not participate in any hedging activities related to aircraft fuel. At current levels of operations in our expedited scheduled freight business, each $.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of $250,000.

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

Changes in Internal Controls.  We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with the regulations under Section 404 of the Sarbanes-Oxley Act that take effect for our fiscal year ending December 31, 2007, including an evaluation of the internal controls related to the operations of the assets acquired from ACT. This effort includes internal control documentation and review of controls under the direction of senior management. In the course of its ongoing implementation, our management has identified certain areas requiring improvement, which we are addressing.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the captions “Election of Directors” and “Board of Directors and Committees of our Board of Directors, Stockholder Matters and Code of Conduct.” The information regarding our executive officers required by Item 10 is submitted as a separate section of this annual report on Form 10-K. See “Item 4A: Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” “Board of Directors and Committees of Our Board of Directors, Stockholder Matters and Code of Conduct.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the caption “Fees Billed to Kitty Hawk by Grant Thornton LLP.”

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

3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit

2.1	Debtors’ Final Joint Plan of Reorganization, dated August 2, 2002 (Exhibit 2.2 to the Kitty Hawk Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.2	Order Confirming Debtors’ Final Joint Plan of Reorganization, dated August 5, 2002 (Exhibit 2.1 to Kitty Hawk, Inc.’s Form 8-K dated August 20, 2002, and incorporated herein by reference).
2.3	Order Granting Debtors’ Motion to Modify Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 2.3 to Kitty Hawk, Inc.’s Form 10-K dated March 28, 2003, and incorporated herein by reference).
2.4	Order Modifying Debtors’ Final Joint Plan of Reorganization, dated September 26, 2002 (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated February 7, 2003, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc. (Exhibit 99.1 to Kitty Hawk, Inc.’s Form 8-K dated October 1, 2002, and incorporated herein by reference).
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Kitty Hawk, Inc., dated July 13, 2004 (Exhibit 3.3 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated August 23, 2004, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws of Kitty Hawk, Inc., dated October 31, 2003 (Exhibit 3.3 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated November 12, 2003, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (Exhibit 3.4 to Kitty Hawk, Inc.’s amended Registration Statement on Form 8-A/A dated March 12, 2003, and incorporated herein by reference).
4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of January 28, 2004 (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein).
4.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock, par value $0.01 per share, of Kitty Hawk, Inc., filed as of November 14, 2005 (Exhibit 4.1 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).

Exhibit

10.1		Ground Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.30 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.2		Building Lease, dated as of April 13, 1998, by and between the Fort Wayne-Allen County Airport Authority and Kitty Hawk, Inc. (Exhibit 10.31 to Kitty Hawk’s Form 10-K dated March 31, 1999, and is incorporated herein by reference).
10.3		Agreement between Kitty Hawk Aircargo, Inc. and Flight Deck Crewmembers in the service of Kitty Hawk Aircargo, Inc. as represented by The Kitty Hawk Aircargo Pilots Association (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q dated November 12, 2003, and incorporated herein by reference).
10	.4*	Security Agreement, dated March 29, 2007, by and between Kitty Hawk, Inc. and Laurus Master Fund, Ltd. (“Laurus.) (Does not include the schedules and exhibits to this exhibit. Schedules and exhibits will be provided to the SEC upon request)
10	.5*	Warrant Agreement, dated March 29, 2007, by and between Kitty Hawk, Inc. and Laurus.
10	.6*	Registration Rights Agreement, dated March 29, 2007, by and between Kitty Hawk, Inc. and Laurus.
10.7		Rights Agreement, dated January 21, 2004, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company (Exhibit 1 to Kitty Hawk, Inc.’s Registration Statement on Form 8-A dated January 26, 2004, and incorporated herein by reference).
10	.8*	Amendment No. 1 to Rights Agreement, dated November 9, 2005, by and between Kitty Hawk, Inc. and American Stock Transfer and Trust Company.
10	.9†	Kitty Hawk 2003 Long Term Equity Incentive Plan, dated as of July 29, 2003 (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-8 dated September 24, 2003, and incorporated herein by reference).
10	.10†	Amendment Number One to the Kitty Hawk 2003 Long Term Equity Incentive Plan, effective as of June 30, 2005 (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of June 30, 2005, and incorporated by reference herein).
10	.11†	Amendment No. 2 to the 2003 Kitty Hawk Long-Term Equity Incentive Plan, dated as of December 31, 2005 (Exhibit 10.5 to Kitty Hawk, Inc.’s Form 8-K dated as of December 31, 2005, and incorporated by reference herein).
10	.12†	Amendment Number Three to the 2003 Kitty Hawk Long-Term Equity Incentive Plan, dated as of May 23, 2006 (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of May 24, 2006, and incorporated by reference herein).
10	.13†	Form of Executive Officer Restricted Stock Unit Award Agreement (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 31, 2005, and incorporated by reference herein).
10	.14†	Form of Outside Director Restricted Stock Unit Award Agreement (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 8-K dated as of December 31, 2005, and incorporated by reference herein).
10	.15†	Form of Employee Incentive Stock Option Agreement (Exhibit 10.3 to Kitty Hawk, Inc.’s Form 8-K dated as of December 31, 2005, and incorporated by reference herein).
10	.16†	Form of Employee Non-Qualified Stock Option Agreement (Exhibit 10.4 to Kitty Hawk, Inc.’s Form 8-K dated as of December 31, 2005, and incorporated by reference herein).
10.17		Aircraft Lease Common Terms Agreement between Aviation Financial Services Inc. and Kitty Hawk Aircargo, Inc., dated as of May 4, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q/A, dated November 17, 2004, and incorporated herein by reference).

Exhibit

10.18		Form of lease for Boeing 737-300SF cargo aircraft — serial numbers 23538, 24462, 23708, 24020, 24902, and 24916 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 10-Q/A, dated as of November 17, 2004, and incorporated herein by reference).
10.19		Full Service Aircraft Services Agreement between Kitty Hawk Aircargo, Inc. and Aviation Services International, LLC dated as of March 7, 2005 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
10	.20†	Employment Agreement, dated as of December 13, 2004, by and between Kitty Hawk, Inc. and Robert W. Zoller (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of December 17, 2004, and incorporated herein by reference).
10	.21†	Employment Agreement, dated as of December 15, 2006, by and between Kitty Hawk, Inc. and Gary Jensen (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of March 7, 2007, and incorporated herein by reference).
10	.22†	Employment Agreement, dated as of June 1, 2006, by and between Kitty Hawk, Inc. and Steven A. Markhoff (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of June 2, 2006 and incorporated herein by reference).
10	.23†	Employment Agreement, dated as of June 1, 2006, by and between Kitty Hawk, Inc. and Jessica L. Wilson (Exhibit 10.2 to Kitty Hawk, Inc.’s Form 8-K dated as of June 2, 2006, and incorporated herein by reference).
10	.24†	Employment Agreement, effective as of July 11, 2005, by and between Kitty Hawk, Inc. and James R. Kupferschmid (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of July 15, 2005, and incorporated herein by reference).
10	.25†	Employment Agreement, dated as of February 19, 2007, by and between Kitty Hawk Aircargo, Inc. and Robert Barron (Exhibit 10.1 to Kitty Hawk, Inc.’s Form 8-K dated as of march 7, 2007, and incorporated herein by reference).
10.26		Second Amended and Restated Aircraft and Engine Use Agreement, dated as of January 1, 2004 (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC) (Exhibit 10.15 to Kitty Hawk, Inc.’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).
10.27		Registration Rights Agreement, dated as of May 8, 2004, by and among Kitty Hawk, Inc., Resurgence Asset Management, L.L.C., Everest Capital Limited and Stockton, LLC (Exhibit 4.1 to Kitty Hawk, Inc.’s Form 8-K dated May 11, 2004, and incorporated herein by reference).
10.28		Registration Rights Agreement, dated November 14, 2005, by and among Kitty Hawk, Inc. and the stockholders named therein (Exhibit 4.2 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.29		Securities Purchase Agreement, dated November 9, 2005, by and among Kitty Hawk, Inc. and the purchasers named therein (Exhibit 4.3 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
10.30		Standstill Agreement, dated November 14, 2005, by and among Kitty Hawk, Inc. and the stockholders named therein (Exhibit 4.4 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).

Exhibit

10.31		Form of Common Stock Purchase Warrant (Exhibit 4.5 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated January 12, 2006, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (Exhibit 21.1 to Kitty Hawk, Inc.’s Registration Statement on Form S-3 dated August 21, 2006, and incorporated herein by reference).
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2007.

KITTY HAWK, INC.

By:	/s/ Robert W. Zoller, Jr.
Robert W. Zoller, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2007.

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

KITTY HAWK, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kitty Hawk, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kitty Hawk, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kitty Hawk, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment,” effective January 1, 2006.

GRANT THORNTON LLP

Dallas, Texas
March 31, 2007

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$9,589	$26,650
Restricted cash and short-term investments	250	250
Trade accounts receivable, net of allowance for doubtful accounts of $0.5 million and $0.1 million, respectively	26,252	15,672
Inventory and aircraft supplies	2,240	2,932
Deposits and prepaid expenses	3,732	2,000
Prepaid aircraft fuel	1,171	1,727
Other current assets, net	282	89

Total current assets	43,516	49,320
Property and equipment, net	7,411	7,614
Intangible assets, net	2,896	—

Total assets	$53,823	$56,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$7,235	$4,551
Accrued wages and compensation related expenses	2,293	1,981
Other accrued expenses	15,973	7,273
Taxes payable	890	1,068
Current debt	257	1,949

Total current liabilities	26,648	16,822
Other long-term liabilities	135	355

Total liabilities	26,783	17,177
Commitments and contingencies
Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,550 and 14,800, at December 31, 2006 and 2005, respectively	12,142	12,350
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000; issued and outstanding — 52,827,853 and 50,310,061 at December 31, 2006 and 2005, respectively	—	—
Additional capital	26,425	24,094
Retained earnings (deficit)	(11,527)	3,313

Total stockholders’ equity	14,898	27,407

Total liabilities and stockholders’ equity	$53,823	$56,934

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenue:
Scheduled freight	$191,579	$151,910	$154,016
Network management	26,442	—	—
ACMI	5,713	2,431	3,486
Miscellaneous	5,908	2,296	995

Total revenue	229,642	156,637	158,497
Cost of revenue:
Flight expense	33,653	30,241	27,924
Transportation expense	56,543	17,106	14,603
Fuel expense	61,530	54,656	45,838
Maintenance expense	16,817	14,207	7,047
Freight handling expense	46,191	26,715	27,705
Depreciation and amortization	3,468	3,693	3,091
Operating overhead expense	16,088	11,146	10,809

Total cost of revenue	234,290	157,764	137,017

Gross profit (loss)	(4,648)	(1,127)	21,480
General and administrative expense	9,904	8,052	11,073

Operating income (loss)	(14,552)	(9,179)	10,407
Other (income) expense:
Interest expense	559	287	333
Other, net	(678)	(956)	(426)

Income (loss) before income taxes	(14,433)	(8,510)	10,500
Income tax expense	—	—	3,970

Net income (loss)	$(14,433)	$(8,510)	$6,530

Preferred stock dividends, including beneficial conversion feature	1,172	313	—

Net income (loss) allocable to common stockholders	$(15,605)	$(8,823)	$6,530

Basic net income (loss) per share	$(0.30)	$(0.17)	$0.13

Diluted net income (loss) per share	$(0.30)	$(0.17)	$0.12

Weighted average common shares outstanding — basic	52,854,459	51,447,898	50,779,179

Weighted average common shares outstanding — diluted	52,854,459	51,447,898	53,767,124

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of	Number of			Retained
	Unrestricted	Restricted		Additional	Earnings
	Shares	Shares	Amount	Capital	(Deficit)	Total
	(In thousands, except share data)

Balance at December 31, 2003	40,622,584	137,500	$—	$18,311	$5,293	$23,604
Net income	—	—	—	—	6,530	6,530
Tax expense allocated to Additional Capital related to bankruptcy	—	—	—	3,717	—	3,717
Compensation expense associated with stock option grants	—	—	—	82	—	82
Issue common stock related to exercise of stock options to acquire stock	705,555	—	—	214	—	214
Issue common stock related to exercise of warrants to acquire stock	5,261,494	—	—	—	—	—
Repurchase of restricted shares	—	(106,250)	—	(31)	—	(31)
Vesting of restricted shares	31,250	(31,250)	—	—	—	—

Balance at December 31, 2004	46,620,883	—	—	22,293	11,823	34,116
Net loss	—	—	—	—	(8,510)	(8,510)
Additional Capital allocated to warrants in connection with the Series B Redeemable Preferred Stock	—	—	—	1,565	—	1,565
Compensation expense associated with stock option and restricted stock unit grants	—	—	—	114	—	114
Issue common stock related to exercise of stock options to acquire stock	407,757	—	—	122	—	122
Issue common stock related to exercise of warrants to acquire stock	3,281,421	—	—	—	—	—

Balance at December 31, 2005	50,310,061	—	—	24,094	3,313	27,407
Net loss	—	—	—	—	(14,433)	(14,433)
Dividends paid for Series B Redeemable Preferred Stock	—	—	—	—	(407)	(407)
Compensation expense associated with stock option and restricted stock unit grants	—	—	—	777	—	777
Issue common stock related to asset purchase agreement	1,773,818	—	—	1,260	—	1,260
Issue common stock related to conversion of Series B Redeemable Preferred Stock	260,308	—	—	208	—	208
Issue common stock related to exercise of stock options to acquire stock	288,300	—	—	86	—	86
Issue common stock related to exercise of warrants to acquire stock	195,366	—	—	—	—	—

Balance at December 31, 2006	52,827,853	—	$—	$26,425	$(11,527)	$14,898

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$(14,433)	$(8,510)	$6,530
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,768	4,046	3,444
Gain on disposal of property and equipment	(537)	(784)	(405)
Tax expense allocated to additional capital	—	—	3,717
Compensation expense related to stock options and restricted stock units	777	114	82
Reversal of accrued aircraft maintenance reserves	—	—	(4,751)
Provision for inventory reserves	757	2,375	562
(Reversal of) provision for allowance for doubtful accounts	417	(528)	159
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(10,996)	(1,410)	(1,777)
Settlement receivable	—	—	1,765
Inventory and aircraft supplies	(65)	(588)	197
Prepaid expenses and other assets	(494)	220	(1,668)
Accounts payable and accrued expenses	10,997	2,260	179
Accrued aircraft maintenance reserves	—	(89)	(3,547)

Net cash (used in) provided by operating activities	(9,809)	(2,894)	4,487
Investing activities:
Proceeds from sale of assets	1,112	1,492	794
Redemption of (establish) restricted cash	—	971	(642)
Assets acquired from Air Container Transport, Inc.	(3,217)	—	—
Capital expenditures	(1,795)	(3,239)	(3,725)

Net cash used in investing activities	(3,900)	(776)	(3,573)
Financing activities:
Borrowings (paydowns) on Credit Facility	(1,949)	—	1,949
Dividends paid on Series B Redeemable Preferred Stock	(407)	—	—
Issuance of preferred stock	—	13,914	—
Proceeds from exercise of stock options	86	122	214
Repurchase of restricted common stock	—	—	(31)
Loan origination costs	—	—	(109)
Repayments of long-term debt	(1,082)	—	(2,382)

Net cash provided by (used in) financing activities	(3,352)	14,036	(359)

Net increase (decrease) in cash and cash equivalents	(17,061)	10,366	555
Cash and cash equivalents at beginning of period	26,650	16,284	15,729

Cash and cash equivalents at end of period	$9,589	$26,650	$16,284

Income taxes paid	$—	$—	$465

Interest paid	$558	$287	$333

Non-cash activities:
Stock issued to acquire assets from Air Container Transport, Inc.	$1,260	$—	$—

Conversion of Series B Redeemable Preferred Stock	$208	$—	$—

The accompanying notes are an integral part of these financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Kitty Hawk, Inc. is a holding company and does not currently have any independent operations. The Company provides freight services utilizing its three operating subsidiaries: (i) a scheduled freight network (Kitty Hawk Cargo), (ii) a ground transportation services company (Kitty Hawk Ground) and (iii) an all-cargo airline (Kitty Hawk Aircargo).

Kitty Hawk Cargo operates a scheduled freight network that principally provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. The network operates between selected cities in North America, including the continental U.S., Canada and Puerto Rico. The Company has business alliances that allow it to provide freight services to Alaska, Hawaii and Mexico. As of March 26, 2007, the scheduled freight network offered an expedited overnight and second-morning air freight product to 54 business centers and an expedited time-definite ground freight product to 46 business centers. Most of the expedited air freight product in the network is transported from its city of origination to the Company’s hub and sort facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. The Company’s ground freight product is routed through regional hubs located in Los Angeles, California; San Francisco, California; Seattle, Washington; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana.

Kitty Hawk Ground, incorporated in April 2006, provides dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network utilizing assets acquired from Air Container Transport, Inc., or ACT, in June 2006 (see Note 5), as well as managing owner operators and contracted dedicated trucks. Kitty Hawk Ground also generates revenue by providing dedicated or EUV ground services for a limited number of customers, including international and domestic airlines, and local transportation services not associated with the network.

Kitty Hawk Aircargo provides dedicated air transportation services primarily for Kitty Hawk Cargo’s scheduled freight network using Boeing 727-200 and Boeing 737-300SF cargo aircraft. Kitty Hawk Aircargo also markets and provides ACMI (providing the aircraft, crew, maintenance and insurance) and ad-hoc charter transportation services to a variety of customers.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

As of and for the years ended December 31, 2006, 2005 and 2004, the consolidated financial statements include the accounts of Kitty Hawk, Inc. and its wholly-owned subsidiaries, Kitty Hawk Aircargo and Kitty Hawk Cargo. Beginning in April 2006, the accounts of Kitty Hawk Ground are included in the consolidated financial statements. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The more significant estimates are the liquidity analysis assumptions, allowance for doubtful accounts, allowance for excess inventory, aircraft maintenance and lease return reserves, depreciable lives of assets,

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization lives of intangible assets and valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with original maturities of three months or less.

Restricted Cash and Short-Term Investments

At December 31, 2006 and 2005, restricted cash and short-term investments consist primarily of a certificate of deposit that collateralizes the Company’s corporate credit card program.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for an estimate of amounts that are uncollectible. Substantially all of the Company’s receivables are due from customers located in North America.

The Company extends credit to its customers based upon its evaluation of the following factors: (i) the customer’s financial condition, (ii) the amount of credit the customer requests and (iii) the customer’s actual payment history (which includes disputed invoice resolution). In some cases, the Company extends open credit to customers that refuse to make financial disclosure, but who have an extended history of timely payment and low levels of disputed invoices. The Company does not typically require its customers to post a deposit or supply collateral. The Company’s allowance for doubtful accounts reserve is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes a review of customer aged receivables and payment trends. The Company writes off accounts receivable as they become uncollectible. Credit losses have consistently been within management’s expectations.

The activity in the Company’s allowance for doubtful accounts is as follows:

		Additions
		Charged
	Balance at the	(Credited)			Balance at the
	Beginning of	to			End of the
Description	the Period	Expense	Recoveries	Deductions	Period
	(In thousands)

Year ended December 31, 2004	$539	$159	$27	$(17)	$708
Year ended December 31, 2005	$708	$(528)	$3	$(63)	$120
Year ended December 31, 2006	$120	$417	$6	$(60)	$483

For the year ended December 31, 2005, the allowance for doubtful accounts decreased due to fewer customer receivables deemed uncollectible. For the year ended December 31, 2006, the allowance for doubtful accounts increased due to an increase in the estimated uncollectible accounts receivable primarily attributable to the operation of the assets acquired from ACT (see Note 5).

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

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company estimated that the recorded cost of a portion of its active inventory and aircraft supplies exceeded fair market value and wrote down these items by $2.3 million and $1.3 million, respectively, to reduce the carrying value to fair market value.

At December 31, 2006, the Company identified surplus inventory and aircraft supplies with a carrying value of $0.8 million. The book value of these items were compared to their fair value using an orderly liquidation valuation because the Company expects to sell these items. The Company has recorded a reserve related to the surplus inventory and aircraft supplies. The reserve related to the surplus inventory and aircraft supplies of $1.7 million at December 31, 2005 was reduced to $0.2 million at December 31, 2006 because of the application of the lower of cost or market adjustments to these assets and less inventory identified as surplus at December 31, 2006 based on the Company’s current fleet plan. The net effect of the adjustments to inventory and aircraft supplies during 2006 was additional expense of $0.8 million.

The activity in the Company’s reserve for surplus inventory and aircraft supplies is as follows:

		Additions
	Balance at the	Charged			Balance at the
	Beginning of	(Credited) to			End of the
Description	the Period	Expense	Recoveries	Deductions	Period
	(In thousands)

Year ended December 31, 2004	$—	$600	$—	$—	$600
Year ended December 31, 2005	$600	$1,075	$—	$—	$1,675
Year ended December 31, 2006	$1,675	$(1,497)	$—	$(9)	$169

Property and Equipment

Expenditures for additions, improvements, aircraft modifications and heavy C-check maintenance costs are capitalized. Routine maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or to the next scheduled major maintenance event for certain airframes and aircraft engines, with estimated residual values of up to $50,000 for Pratt & Whitney JT8D engines.

Estimated useful lives are as follows:

Airframes and engines	1 — 4 years
Aircraft leasehold improvements	10 years
Trucks, trailers and automobiles	1 — 10 years
Software	3 — 5 years
Machinery and equipment	3 — 7 years
Leasehold estate and leasehold improvements	5 — 15 years

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

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

As of December 31, 2006, the Company has recorded certain intangible assets related to the June 2006 acquisition of the operating assets of ACT. (See Note 5.) These assets are amortized using the straight line method over the estimated useful lives of the assets.

Intangible assets consist of the following:

		Non-Compete
	Customer Lists	Agreements	Trade Name	Goodwill
Amortization Period	10 Years	3 Years	3 Years	Indefinite Life	Total
	(Amounts in thousands)

Acquisition of the operating assets of ACT	$1,700	$1,100	$190	$206	$3,196
Amortization Expense	(85)	(183)	(32)	—	(300)

Net book value at December 31, 2006	$1,615	$917	$158	$206	$2,896

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to intangible assets are made

December 31,
(In thousands)

2007	$600
2008	600
2009	385
2010	170
2011	170

Total	$1,925

Accounting for Impairment of Long-Lived Assets and Intangible Assets

The Company evaluates all long-lived assets and intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

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

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, short term investments, trade accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates carrying value as the interest rates charged on such debt approximates current market rates available to the Company.

Revenue Recognition

Scheduled freight revenue for the movement of air and ground freight in the network and other non-network related ground transportation revenue is recognized upon completion of delivery, net of discounts offered. Network management, ACMI and ad-hoc charter revenue is recognized when the service is completed.

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

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, warrants to purchase 1,271,971 shares of common stock remain outstanding. These warrants expire in 2013.

A reconciliation of the shares used in the per share computation are as follows:

	Year Ended December 31,
	2006	2005	2004

Weighted average shares outstanding — basic	52,854,459	51,447,898	50,756,963
Effect of dilutive securities	—	—	3,010,161

Weighted average shares outstanding — diluted	52,854,459	51,447,898	53,767,124

Securities excluded from computation due to antidilutive effect:
Due to net loss	2,976,715	22,543,728	—

Due to out-of-the-money — Preferred Stock	19,020,001	—	—

Due to out-of-the-money — Stock options	1,785,333	1,022,000	250,000

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements but does not expect the adoption to have a material effect on its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

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

Stock-based compensation for the year ended December 31, 2006 includes compensation expense as follows:

Year Ended
December 31,
2006
(In thousands)

Flight expense	$122
Maintenance expense	20
Freight handling expense	76
Operating overhead expense	133
General and administrative expense	426

Total compensation expense	$777

The fair value of options granted in 2006 was estimated using the lattice option pricing model using the assumptions in the table below. The risk free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the options. An increase in the risk free interest rate will increase the fair value of future grants. Expected life is the period of time over which the options granted are expected to remain unexercised. Generally, the options have a maximum term of ten years. The Company examines actual stock options exercised to estimate the expected life of the options and expected forfeiture

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. An increase in the expected term will increase the fair value of future grants. Volatility is based on changes in the market value of the Company’s stock. An increase in expected volatility will increase the fair value of future grants. Dividend yield is the annual rate of dividend per share over the exercise period of the option. The Company does not intend to pay dividends, and historically has not paid dividends, on its common stock and is restricted from paying dividends on its common stock as a term of its revolving credit facility.

Year Ended
December 31,
2006

Risk free interest rate	4.65%
Expected term (years)	6
Volatility	66.49%
Dividend yield	—
Annual forfeiture rate	5.00%

The following table summarizes the stock option and RSU activity under the Plan for the year ended December 31, 2006:

			Weighted
			Average
			Exercise
	Available for	Options/RSUs	Price of Stock
	Grant	Outstanding	Options

Outstanding at December 31, 2005	765,961	4,545,727	$0.60
Authorized for grant	1,500,000	—	—
Options granted (weighted-average fair value $0.53)	(425,079)	425,079	$0.79
RSUs granted (weighted-average fair value $0.79)	(595,472)	595,472	—
Exercised (total intrinsic value of $0.2 million)	—	(288,300)	$0.30
Canceled (weighted average grant date fair value $0.85)	255,625	(255,625)	$0.94

Outstanding at December 31, 2006	1,501,035	5,022,353	$0.55

The following summarizes unvested and vesting activity related to stock options and RSUs for the year ended December 31, 2006:

		Weighted Average
		Fair Value at
	Options/RSUs	Grant Date

Unvested at January 1, 2006	2,343,383	$0.65
Vested during the period (total fair value of $0.7 million)	(1,302,001)	$0.54
Granted	1,020,551	$0.68
Forfeited	(227,625)	$0.81

Unvested at December 31, 2006	1,834,308	$0.73

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options and RSUs outstanding at December 31, 2006:

		Weighted	Weighted	Aggregate
		Average	Average Exercise	Intrinsic
	Number of	Remaining	Price of	Value at
	Options/RSUs	Life (Years)	Options/RSUs	December 31,
Exercise Prices	Outstanding	Outstanding	Outstanding	2006

$—	882,372	—	—
$0.30	2,307,902	6.58	$0.30
$0.57 - $ 0.95	363,079	9.58	$0.75
$1.04 - $1.105	727,000	9.00	$1.05
$1.14 - $ 1.17	274,000	8.57	$1.16
$1.40 - $ 1.43	218,000	7.78	$1.40
$1.62	250,000	7.42	$1.62

Outstanding at December 31, 2006	5,022,353	8.02	$0.55	$2,812,518

The following table summarizes information about the vested stock options and RSUs at December 31, 2006:

		Weighted	Weighted	Aggregate
		Average	Average Exercise	Intrinsic
	Number of	Remaining	Price of	Value at
	Options/RSUs	Contractual	Vested	December 31,
Exercise Prices	Vested(1)	Terms	Options/RSUs	2006

$-	249,101	—	—
$0.30	2,270,402	6.58	$0.30
$0.57 - $0.95	6,667	8.81	$0.88
$1.04 - $1.105	231,667	8.98	$1.05
$1.14 - $1.17	93,000	8.56	$1.16
$1.40 - $1.43	140,333	7.77	$1.40
$1.62	196,875	7.42	$1.62

Exercisable at December 31, 2006	3,188,045	7.82	$0.56	$1,785,305

(1)	Each of the outstanding options is currently exercisable. Option holders who exercise unvested options will receive restricted stock for such unvested options. The restrictions on such restricted stock will lapse on the same schedule that the underlying options would have vested.

The total compensation expense related to unvested options and RSUs as of December 31, 2006 was $1.1 million, including the effect of estimated future forfeitures, and is expected to be recognized over a weighted average period of 2.9 years.

Compensation
Expense
(In thousands)

Year ending December 31, 2007	$632
Year ending December 31, 2008	332
Year ending December 31, 2009	130
Year ending December 31, 2010	41

Total	$1,135

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

Year Ended
December 31, 2006
(In thousands, except
per share amounts)

Income from continuing operations before income taxes	$507
Income from continuing operations	507
Net loss	507
Basic and diluted loss per common share	$(0.01)

Prior to 2006, the Company was required to disclose the pro forma effect of stock based compensation based on the fair value method. The Company used the Black-Scholes option pricing model to calculate the fair value of options for the stock options outstanding as of December 31, 2005. The following weighted average assumptions were used in determining the fair value of the options granted during the period noted:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Risk free interest rate	4.116%	4.475%
Expected term (years)	6	10
Volatility	57.25%	50%
Dividend yield	0%	0%

The following table illustrates the effect on net income, net of taxes, and earnings per share if the Company had applied fair value accounting for the stock options and RSUs outstanding as of December 31, 2005 and 2004.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands, except per share data)

Net income (loss), as reported	$(8,823)	$6,530
Add: Total stock-based employee compensation expense determined under the intrinsic method for all awards	114	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(374)	(373)

Pro forma net income (loss)	$(9,083)	$6,239

Basic loss per share — as reported	$(0.17)	$0.13

Basic loss per share — pro forma	$(0.18)	$0.12

Diluted loss per share — as reported	$(0.17)	$0.12

Diluted loss per share — pro forma	$(0.18)	$0.12

4.	Series B Redeemable Preferred Stock

Series B Redeemable Preferred Stock.  On November 14, 2005, the Company sold 14,800 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Redeemable Preferred Stock”), in a private placement. The Company received net cash proceeds of approximately $13.9 million from the sale of the Series B Redeemable Preferred Stock. The shares of Series B Redeemable Preferred Stock are

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible into shares of the Company’s common stock at a conversion price of $0.9604 per share, subject to adjustment for changes in the Company’s capitalization. The Series B Redeemable Preferred Stock votes on an as converted basis with the Company’s common stock and has a class vote as required by applicable law. The Series B Redeemable Preferred Stock has a quarterly cash dividend equal to 8.00% per annum. Dividends on the Series B Redeemable Preferred Stock accruing prior to June 30, 2006 will be cumulated and will be distributed over the subsequent four quarters without interest. If any shares of Series B Redeemable Preferred Stock remain outstanding on November 14, 2010, the holder may cause the Company to redeem the shares of Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the redemption date. If the common stock is trading at 200% of the conversion price on any national securities exchange for 30 consecutive trading days ending on or after November 14, 2006, the Company has the right to redeem the outstanding shares of the Series B Redeemable Preferred Stock at the purchase price paid per share plus any accrued but unpaid dividends on such shares on a pro rata basis through the redemption date. The Series B Redeemable Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. In addition, as long as the holder of Series B Redeemable Preferred Stock beneficially owns at least 20% of the shares of the Series B Redeemable Preferred Stock purchased by the holder on or before November 14, 2005, the holder will have the right to participate pro rata in future issuances of capital stock of the Company for the purpose of raising additional funds for use by the Company, with certain exceptions. As of December 31, 2006, the Series B Redeemable Preferred Stock has $0.9 million of cumulated and unpaid dividends.

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

5.  Asset Acquisition

On June 22, 2006, the Company, through its wholly-owned subsidiary Kitty Hawk Ground, acquired substantially all of the operating assets of ACT, including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, Kitty Hawk Ground also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. Kitty Hawk Ground did not assume any pre-closing liabilities of ACT, except for limited liabilities expressly set forth in the asset purchase agreement.

Kitty Hawk Ground is operating the transportation assets that were acquired from ACT. ACT operated an airport-to-airport expedited ground freight network primarily in California, Oregon, Washington, British Columbia, Colorado, Utah, Illinois and Texas. The Company acquired these assets to further expand its expedited ground service and expand its air and ground operations on the West coast.

The purchase price was $5.0 million, funded in a combination of $2.75 million of cash paid at closing, the issuance of 1,773,818 shares of unregistered Kitty Hawk common stock and deferred payments of

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.25 million and $0.5 million with interest, due six months and one year after closing, respectively. The first deferred payment was satisfied on December 22, 2006. The remaining deferred payment is secured by a letter of credit. The Company has registered the resale of the shares of its common stock issued to ACT. The accompanying financial statements include the results of operating the ACT assets from June 22, 2006.

The Company has completed its final purchase price allocation. The purchase price allocation of $5.2 million, including transaction costs, was allocated as follows:

December 31, 2006
(In thousands)

Current assets	$120
Property and equipment	1,910
Other long-term assets	3,196

Total assets acquired	$5,226

Approximately $3.2 million of the purchase price was allocated to the acquired intangible assets, including customer lists of $1.7 million, non-compete agreements of $1.1 million, the ACT trade name of $0.2 million, $0.1 million to a below market facility lease and $0.2 million of goodwill. Approximately $1.9 million was allocated to the tangible assets including trucks and trailers of $1.8 million and $0.1 million of freight handling equipment and office furniture and fixtures.

The following table presents unaudited supplemental pro forma information as if the ACT assets had been acquired as of the beginning of each of the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$251,370	$201,120	$201,480
Net income (loss) allocable to common stockholders	$(17,201)	$(9,988)	$5,246
Basic income (loss) per share	$(0.32)	$(0.19)	$0.10
Diluted income (loss) per share	$(0.32)	$(0.19)	$0.09

6.	Property and Equipment

Property and equipment owned by the Company consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Airframes and engines	$9,741	$11,394
Trucks, trailers and automobiles	2,119	294
Machinery and equipment	1,751	1,404
Leasehold estate and leasehold improvements	2,101	2,073
Software and computers	1,924	1,724
Other	1,786	1,004

Total property and equipment	19,422	17,893
Less: Accumulated depreciation	(12,011)	(10,279)

Net property and equipment	$7,411	$7,614

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Freight handling expenses	$8,235	$1,686
Equipment lease expenses	1,990	—
Trucking expense	863	1,064
Maintenance expense	771	486
Landing and parking expenses	714	1,178
Other	3,400	2,859

Total other accrued expenses	$15,973	$7,273

8.	Current Debt

On July 19, 2006, the Company entered into a Revolving Credit and Security Agreement, or the Credit Facility, with PNC Bank, N.A., or PNC. The Credit Facility provided for a $20.0 million revolving credit and letter of credit facility, or the Credit Facility, due as a balloon payment in 2009. The obligations under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries.

The Credit Facility replaced a $15.0 million revolving credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo. Proceeds from the Credit Facility were used to repay existing indebtedness to Wells Fargo and to pay approximately $0.2 million in fees and expenses related to the Credit Facility transaction. Availability under the Credit Facility was used primarily for working capital needs.

Availability under the Credit Facility is limited to a borrowing base equal to the lesser of $20.0 million or 85% of eligible receivables and is further limited by a reserve as described below. PNC may reject any receivable deemed ineligible in the exercise of its judgment. Additionally, the Credit Facility provides for letters of credit of up to $5.0 million. Letter of credit fees are computed at an annual rate of 2.5% of the average daily face amount of each outstanding letter of credit. At December 31, 2006, the Company had a borrowing base of $20.0 million subject to a $2.0 million liquidity reserve, no outstanding borrowings and outstanding letters of credit of $4.4 million. At December 31, 2005, the Company had a borrowing base of $10.8 million, unused availability of $6.7 million, $1.9 million of outstanding borrowings and outstanding letters of credit of $2.2 million.

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

The Credit Facility provided for a facility fee of .375% per annum on the unused portion of the Credit Facility. This fee is payable monthly in arrears. Additionally, the Company is obligated to pay a termination fee of $200,000 if it terminates the Credit Agreement prior to July 19, 2007 that is reduced to $100,000 if it terminates the Credit Agreement at any time after July 19, 2007 and before the final maturity date of July 19, 2009.

The Credit Facility contains various affirmative and negative covenants, including, among others, covenants that restrict the ability of the Company and its subsidiaries to: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; incur certain indebtedness, capitalized lease obligations, or guarantee obligations; pay dividends or other distributions (other than dividends on the Company’s Series B

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Preferred Stock); change the nature of the Company’s business; make certain investments or capital expenditures; make certain loans or extensions of credit; change its fiscal year; enter into certain transactions with affiliates; or form new subsidiaries.

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

		Base Rate	Base Rate
		Margin if	Margin if
		Condition	Condition
Fiscal Period	Condition	Satisfied	Not Satisfied

March 31, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	1.5%	2.0%
June 30, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the year then ended	1.25%	2.0%
December 31, 2007, and at the end of any fiscal quarter thereafter	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the year then ended	1.0%	2.0%
December 31, 2007, and at the end of any fiscal quarter thereafter	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the year then ended	0%	N/A

The amendment changed the Fixed Charge Coverage Ratio definition and replaced the Fixed Charge Coverage Ratio covenant in its entirety. The amendment requires the Company to maintain a Fixed Charge Coverage Ratio of not less than 1.0 to 1, measured as of (i) December 31, 2006, for the three months then ended, (ii) January 31, 2007, for the four months then ended, (iii) February 28, 2007, for the five months then ended, (iv) March 31, 2007, for the six months then ended, (v) April 30, 2007, for the seven months then ended, (vi) May 31, 2007, for the eight months then ended, (vii) June 30, 2007, for the year then ended, (viii) July 31, 2007, for the ten months then ended, (ix) August 31, 2007, for the eleven months then ended

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (x) as of the last day of each month thereafter, for the year then ended. The calculation of the Fixed Charge Coverage Ratio will exclude aircraft maintenance capital expenditures unless undrawn availability under the Credit Facility is less than $5.0 million for thirty consecutive days. As of December 31, 2006, the Company was in compliance with this covenant.

The amendment also replaced the Tangible Net Worth covenant in its entirety. The amendment requires the Company to maintain Tangible Net Worth equal (a) as of December 31, 2006, for the fiscal year then ended, not less than $14,000,000 and (b) as of the last day of each fiscal year thereafter, for the fiscal year then ended, not less than the sum of (A) Tangible Net Worth as of the last day of the fiscal year ended year prior plus (B) the net income of the Company for the fiscal year multiplied by 0.75 less any cash dividends permitted by the Credit Facility. As of December 31, 2006, the Company was in compliance with this covenant.

In addition, per the amendment, availability under the Credit Facility was reduced by a reserve of $3.5 million until January 1, 2007. However, the reserve was reduced to $2.0 million until January 1, 2007 upon the award of a contract with the United States Postal Service, or the USPS, to manage a daytime air and ground cargo network for the holiday season mail from November 28, 2006 through December 24, 2006, or the C-NET network. The reserve increased to $5.0 million on January 2, 2007 and will increase to $7.5 million on April 2, 2007. The reserve is reset quarterly starting with the delivery of the Company’s compliance certificate for the period March 31, 2007 based on the Company’s Fixed Charge Coverage Ratio (as defined in the amendment) as described in the following table:

Reserve
Amount
		Reserve Amount if	if Condition
Testing Date	Condition	Condition Satisfied	not Satisfied

March 31, 2007	The Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the six months then ended	$5.0 million	$7.5 million
June 30, 2007	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1 for the year then ended	$3.5 million	$7.5 million
December 31, 2007, and at the end of any fiscal quarter thereafter	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 1.5 to 1, but less than 2.0 to 1, for the year then ended	$2.0 million	$7.5 million
December 31, 2007, and at the end of any fiscal quarter thereafter	Company shall have maintained a Fixed Charge Coverage Ratio which is greater than or equal to 2.0 to 1 for the year then ended	$0	N/A

The amendment also modified the lock box provisions to cause the Company’s cash proceeds to become the property of PNC. The amendment eliminates the ability of the Company to borrow money based on a Eurodollar rate and requires the Company to report accounts payable and accounts receivable monthly and to deliver a borrowing base certificate each week. The amendment also allows the lenders to sell, assign or transfer its rights relating to revolving advances under the Credit Facility to certain parties without the consent of the Company. The Company paid PNC an amendment fee of $275,000. All other material terms and conditions of the Credit Facility remained unchanged. On March 29, 2007, the Company terminated the Credit Facility and recorded charges of $0.2 million for early termination of the Credit Facility and $0.5 million to write-off unamortized loan origination fees. (See Note 17.)

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Company entered into two notes payable to finance a portion of its insurance premiums. The notes bear interest at 5.7% and 7.5% and mature in May 2007. The outstanding balance as of December 31, 2006 was approximately $257,000.

9.	Income Taxes

The provision for income taxes for continuing operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Current income tax provision	$—	$—	$159

Deferred income tax:
Federal	—	—	3,176
State	—	—	635

Total deferred income tax	—	—	3,811

Total income tax expense	$—	$—	$3,970

The differences between the provision for income taxes for continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Federal income tax (benefit) at statutory rate	$(4,907)	$(2,893)	$3,570
State income taxes, net of federal benefit	(361)	(213)	524
Non-deductible expenses, principally meals	106	104	129
Change in valuation allowance for U.S. federal and state taxes	5,360	3,002	(997)
Increase in deferred tax asset not benefited	(198)	—	(2,973)
Tax expense allocated to Additional Capital related to bankruptcy	—	—	3,717

Total	$—	$—	$3,970

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets related to:
Net operating loss carryforward	$14,420	$9,506
Property and equipment	4,670	4,573
Accounts receivable	2,782	2,515
Alternative minimum tax credits	2,465	2,465
Accrued expenses	475	625
Intangible assets	91	—
Other	6	177

Gross deferred tax asset	24,909	19,861

Deferred tax liabilities related to:
Airframe maintenance	526	802
Prepaid insurance	381	272
Other	—	145

Gross deferred tax liability	907	1,219

Valuation allowance	(24,002)	(18,642)

Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized. As a result of the Company incurring significant operating losses in the past, there can be no assurance of sufficient profitability to realize any tax benefit from the deferred tax asset.

At December 31, 2006, the Company had net operating losses of approximately $39.5 million available to offset future taxable income, resulting in a deferred tax asset of approximately $14.4 million at December 31, 2006. These losses expire through 2026. Alternative minimum tax credits can be used to reduce certain taxes that may be payable in the future and have no expiration date.

Upon the Company’s emergence from bankruptcy, its shares of common stock and warrants were distributed to a small group of holders. As these holders have disposed of their shares through transfers of the Company’s stock and warrants and since our issuance of the Series B Redeemable Preferred Stock, there have been changes in the composition and concentration of its stockholder base. These changes in stock ownership resulted in a change in control of the Company’s greater than 5% stockholders as defined in Section 382 of the Internal Revenue Code during September 2005. Therefore, the Company’s ability to utilize its current net operating losses and other deductions to offset any future taxable income which may be generated will be subject to an annual limitation of $1.9 million. Further, any future change in control as defined by the Internal Revenue Code, may result in a limitation on the use of these deductions for a particular tax year.

10.	Aircraft Commitments

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

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 7, 2005, the Company entered into a long-term maintenance support agreement for its fleet of seven Boeing 737-300SF cargo aircraft, or the IAI Maintenance Agreement, with Aviation Services International, LLC, a division of Israel Aircraft Industries’ Bedek Division, or IAI. The IAI Maintenance Agreement covers the initial term of the Boeing 737-300SF cargo aircraft leases plus any extension options exercised by the Company. The IAI Maintenance Agreement also allows the Company to add additional Boeing 737-300SF cargo aircraft if it acquires additional Boeing 737-300SF cargo aircraft.

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

From time to time, the Company enters into lease agreements for Pratt & Whitney JT8D engines which generally range in length of time from one month to three years. The leases generally provide for monthly minimum lease payments depending on the condition of the engine and the length of the lease. As of December 31, 2006, the Company was leasing 14 Pratt & Whitney JT8D engines under various agreements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with its emergence from Chapter 11 bankruptcy, on October 1, 2002, Aircargo entered into four new operating leases for Boeing 727-200 cargo aircraft in with affiliates of Pegasus. Each of the leases expired in May 2004.

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

The Company took a charge of $1.7 million in the first six months of 2004 because the Company’s estimate of the costs to meet these aircraft lease return obligations exceeded the $2.4 million of lease return reserves the Company had recorded as of December 31, 2003 for these aircraft. As of December 31, 2004, the Company had fully satisfied the lease return obligations under all four of the leases. The cost of the lease return obligations approximated the amount accrued at June 30, 2004. In addition, the Company incurred additional lease expense related to these aircraft in the amount of $0.2 million in each of the second and third quarters of 2004 for the time between the expiration of the lease and the date the aircraft were ultimately returned to the lessor.

On December 31, 2002, the Company entered into a two year Aircraft and Engine Use Agreement with the Kitty Hawk Collateral Liquidating Trust, or the Trust, to make 12 Boeing 727-200 cargo airframes and 33 aircraft engines available for operation by Kitty Hawk Aircargo. These airframes and aircraft engines had been pledged as collateral to secure the Company’s former 9.95% Senior Secured Notes. The holders of the Company’s former 9.95% Senior Secured Notes formed the Trust to manage these airframes and aircraft engines. As of December 31, 2006, the beneficiaries of the Trust include Resurgence Asset Management which beneficially owns greater than 5% of the Company’s common stock. For a description of the Company’s material relationships with these entities, see Note 12 — Related Party Transactions. The Company amended this agreement effective January 1, 2004.

The amended agreement primarily extended, with certain minimum usage commitments, the lease terms for 11 Boeing 727-200 cargo airframes from December 31, 2004 to dates ranging from December 31, 2004 to December 31, 2006 and extended the use of 28 aircraft engines from December 31, 2004 until the aircraft engines reach the earlier of the estimated time of their next heavy maintenance event or December 31, 2007. In addition, the amended agreement gave the Company the option, at its discretion by November 1, 2004, to further extend the leases on two of these airframes from December 31, 2004 up to December 31, 2007 and on two more of these airframes from December 31, 2004 up to June 30, 2008. On November 8, 2004, the Company entered into a second amendment to this agreement with an effective date of November 1, 2004.

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

In addition, the second amended agreement cancels the amended agreement’s extension options on four airframes and provides the Company with new options to further extend, at its discretion, the leases on two of the airframes from March 31, 2006 to June 30, 2009, on one of the airframes from December 31, 2006 to December 31, 2009 and on one of the airframes from December 31, 2004 to December 31, 2009. Concurrently with the execution of the second amended agreement, the Company exercised its option to extend the lease term on one of these airframes from December 31, 2004 to December 31, 2009. Pursuant to the exercise of

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the four airframe options, the Trust will be required to fund up to a majority of the currently anticipated costs of the next heavy maintenance event on each of the airframes and the Company will be required to meet minimum usage guarantees during each extended lease term which will allow the Trust to recover the cost of the heavy maintenance. In the event a specific airframe option is exercised, the Company will be responsible for any heavy maintenance costs in excess of the amount paid by the Trust. As of December 31, 2006, the Company is leasing one airframe and three aircraft engines under this arrangement.

The minimum future rental costs for the Company’s airframes and engines and other aircraft commitments were as follows:

December 31,
Year	2006
(In thousands)

2007	$14,872
2008	13,415
2009	12,691
2010	12,728
2011	12,816
Thereafter	45,326

Total	$111,848

11.	Non-Aircraft Commitments and Contingencies

In June 1999, the Company moved the hub for its scheduled freight operations from Terre Haute, Indiana to Fort Wayne, Indiana and entered into a twenty-five year operating lease for a 239,000 square foot facility with a monthly lease rate of $168,775. As part of the Company’s Chapter 11 bankruptcy proceedings, the lease agreement was modified to allow the deferral of (i) the full monthly lease rate for 6 months beginning January 1, 2002 and (ii) 50% of the monthly lease rate for one year beginning July 1, 2002. The deferred rent is being repaid over a 48 month period beginning July 5, 2003 and bears interest at 5% per annum from July 5, 2003. As of December 31, 2006, the Company has recorded $0.3 million for future repayment of the deferred rent. Also in June 1999, the Company entered into a twenty-five year ground lease with the Fort Wayne-Allen County Airport Authority to lease ramp space with a monthly lease rate of $14,700, which is subject to annual adjustments based on adjustments in the U.S. Consumer Price Index. There were no rent concessions associated with this lease.

In December 2006, the Company entered into a four year operating lease for 25 new trucks to replace 25 trucks coming off a lease which was assumed when the operating assets of ACT were acquired in June 2006. The lease provides for monthly lease payments of $54,184. Additionally, the Company assumed several other leases for trucks and trailers in June 2006. These leases expire on various dates through December 2007 and some are operated under a month to month arrangement.

The Company also leases office buildings, airport aprons, cargo storage and related facilities, including the leases assumed in June 2006, under noncancelable operating leases which expire on various dates through August 2011. In addition, the Company periodically leases other facilities and equipment under month-to-month lease agreements.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum rental costs for the Company’s facilities and equipment (excluding airframes and engines) were as follows:

December 31,
Year	2006
(In thousands)

2007	$5,363
2008	4,612
2009	4,172
2010	4,087
2011	3,429
Thereafter	19,009

Total	$40,672

In the normal course of business, the Company is a party to various legal proceedings and other claims. While the outcome of these proceedings and other claims cannot be predicted with certainty, management does not believe these matters will have a material adverse affect on the Company’s financial condition or results of operations.

12.	Related Party Transactions

The Company has an agreement with the Trust to use aircraft and engines and had an agreement with Pegasus to lease aircraft and engines (see Note 10). Under the Company’s plan of reorganization, Pegasus received approximately 5.0% of the Company’s newly issued common stock on a fully-diluted basis and the beneficiaries of the Trust received approximately 81.0% of New Stock on a fully-diluted basis in the form of shares of New Stock or warrants to acquire New Stock. As of December 31, 2006, the Company owed the Trust approximately $0.2 million for aircraft usage in December 2006.

For the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $2.4 million, $4.5 million and $9.0 million related to various agreements with Pegasus and the Trust for use of aircraft and engines, for required payments of maintenance reserves and satisfaction of all Pegasus lease return conditions. In addition, the Trust reimbursed the Company $1.3 million and $1.9 million for heavy maintenance events paid on behalf of the Trust under the agreement during 2005 and 2004. No heavy maintenance events were incurred during 2006 on behalf of the Trust.

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

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 9, 2005, the Company sold 14,800 shares of Series B Redeemable Preferred Stock in a private placement. Also, in connection with the issuance of the Series B Redeemable Preferred Stock, the Company granted the purchasers warrants to purchase an aggregate of 3,609,756 shares of the Company’s common stock. The purchasers included 5% or greater stockholders and their affiliates, including Lloyd I. Miller, III and Bryant R. Riley. Bryant R. Riley is an affiliate of SACC Partners, LP. The Company paid a placement fee of $740,000 to B. Riley & Co., Inc. in connection with the private placement. B. Riley & Co., Inc. is an affiliate of Bryant R. Riley and SACC Partners, LP. See Note 17.

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

13.	Employee Compensation Plans and Arrangements

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan, which covers all employees meeting minimum service requirements. Under the plan, during 2006, employees could voluntarily contribute up to the maximum limit of $15,000. During 2006, the Company provided discretionary matching contributions of 50% of the employees’ contribution up to 8% of the employees’ salary. During 2006, 2005 and 2004, Company contributions amounted to $0.7 million, $0.5 million and $0.4 million, respectively. Employee contributions are remitted as they are collected.

14.	Collective Bargaining Agreement

The pilots of Aircargo, the Company’s air cargo subsidiary, were represented by the Kitty Hawk Pilots Association International (“KPA”). On October 16, 2003, the KPA ratified a Merger Agreement to merge with the Airline Pilots Association International (“ALPA”), a national union representing airline pilots. The merger

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement was also ratified by the Executive Committee of ALPA on October 21, 2003. The merger became effective on January 1, 2004.

On October 17, 2003, the KPA ratified its first Collective Bargaining Agreement with Aircargo. The agreement covers all flight crew members of Aircargo with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and has a ten year term. The agreement was implemented on December 1, 2003. As of December 31, 2006, approximately 94% of Aircargo’s flight crew members were members of ALPA, which represented approximately 15% of the Company’s total number of employees. Aircargo does not anticipate that the agreement will have a material adverse effect on its costs or operations. On February 9, 2007, the Company and ALPA began renegotiations on two sections of the CBA related to compensation and the Company’s matching contribution to its 401(k) Plan as allowed on the third anniversary of the CBA implementation. If a settlement is not reached by April 9, 2007, the Company and ALPA will be required to submit their best and final position to a final offer, or “baseball” style arbitration. The Company cannot determine if the outcome of the renegotiations will have a material adverse effect on its costs or operations.

15.	Significant Customers

The Company provided scheduled freight services to five customers who accounted for 27.4%, 31.3% and 33.6% of its scheduled freight revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The Company had receivables from these customers that comprised approximately 18.8% and 36.1% of the Company’s outstanding accounts receivable balance as of December 31, 2006 and 2005, respectively. The Company provided scheduled freight services to one of these customers who accounted for 9.9%, 11.2% and 11.8% of its scheduled freight revenue for the years ended December 31, 2006, 2005 and 2004, respectively. This customer accounted for 8.3% and 13.0% of the Company’s outstanding accounts receivable at December 31, 2006 and 2005, respectively. Historically, this level of concentration of risk is typical for the on-going operations of the Company.

The Company provided network management services, scheduled freight services and ACMI services to one customer who accounted for 100.0%, 1.5%, and 82.3% of each respective revenue, or 14.7% of its total revenue, for the year ended December 31, 2006. The Company had receivables from this customer that comprised approximately 19.0% of the Company’s outstanding accounts receivable balance as of December 31, 2006.

16.	Business Segment Data

As of December 31, 2006, the Company’s operations were comprised of three segments — a scheduled freight network, including managing the C-NET network, a ground transportation services company and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.

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

The change in segment assets from December 31, 2005 to December 31, 2006 was attributable to (i) an increase in accounts receivable from external customers resulting from increased revenues in the scheduled freight network segment and management of the C-NET network, (ii) the acquisition of substantially all of the operating assets of Air Container Transport, Inc., a California corporation, and an increase in the intercompany receivable balance in the ground transportation services company, (iii) the effects of depreciation and amortization of the assets of the cargo airline segment and (iv) an increase in the intercompany receivable balances from the other segments in the corporate segment due primarily to funding their operations.

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Ground
	Scheduled	Transportation
	Freight	Services	Cargo			Consolidated
	Network	Company	Airline	Other	Eliminations	Balance
	(In thousands)

Year ended December 31, 2006:
Revenue from external customers	$218,022	$5,904	$5,716	$—	$—	$229,642
Revenue from intersegment operations	—	21,456	51,856	—	(73,312)	—
Depreciation and amortization	552	710	2,206	300	—	3,768
Operating income (loss)	(17,529)	499	2,510	(32)	—	(14,552)
Interest expense	55	—	—	504	—	559
Other income	—	—	(157)	(521)	—	(678)
Net income (loss)	$(17,584)	$499	$2,667	$(15)	—	$(14,433)
Total assets	$26,533	$33,154	$10,236	$39,200	$(55,300)	$53,823
Year ended December 31, 2005:
Revenue from external customers	$152,729	$—	$3,908	$—	$—	$156,637
Revenue from intersegment operations	—	—	44,652	—	(44,652)	—
Depreciation and amortization	525	—	3,167	354	—	4,046
Operating income (loss)	(5,376)	—	(3,751)	(52)	—	(9,179)
Interest expense	61	—	3	223	—	287
Other income	(172)	—	(105)	(679)	—	(956)
Net income (loss)	(5,265)	—	(3,649)	404	—	(8,510)
Total assets	$18,251	$—	$10,959	$38,961	$(11,237)	$56,934
Year ended December 31, 2004:
Revenue from external customers	$154,016	$—	$4,481	$—	$—	$158,497
Revenue from intersegment operations	—	—	40,843	—	(40,843)	—
Depreciation and amortization	450	—	2,641	353	—	3,444
Operating loss	6,830	—	4,082	(505)	—	10,407
Interest expense	111	—	6	216	—	333
Other income	(113)	—	(95)	(218)	—	(426)
Net income (loss)	6,832	—	4,171	(503)	—	10,500
Total assets	$16,475	$—	$14,940	$26,023	$(8,368)	$49,070

17.	Subsequent Event

New Revolving Facility.  On March 29, 2007, the Company entered into a Security Agreement and Secured Revolving Note, or the Revolving Facility, with Laurus Master Fund, Ltd., or Laurus. This Revolving Facility replaces the prior credit facility with PNC Bank, National Association, or the Credit Facility (see Note 8). The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict the Company’s ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on its Series B

KITTY HAWK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Preferred Stock); materially change the nature of its business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change its fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of the Company’s assets, including the stock of its subsidiaries. As of March 29, 2007, the Company had a borrowing base of $14.7 million, outstanding borrowings of $9.3 million and $5.4 million of availability. The outstanding borrowings include $3.9 million to cash collateralize the Company’s outstanding letters of credit. The Company paid a placement fee of $250,000 to B. Riley & Co., Inc., an affiliate of one of our greater than 5% stockholders, in connection with the Revolving Facility.

The Company also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of its common stock, or the Warrant. The exercise price of the Warrant is $0.91 per share. The exercise price is not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Warrant, Laurus will not sell any shares for which it has exercised the Warrant prior to March 29, 2008. Laurus also will not sell shares for which it has exercised the Warrant during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of the Company’s common stock for the 22 day trading period immediately preceding the sales.

In connection with the Warrant, the Company entered into a registration rights agreement whereby it agreed to file a registration statement with the Securities and Exchange Commission covering the registration of the shares of common stock issuable upon exercise of the Warrant within 90 days of the closing date of the Revolving Facility. The Company agreed to use its best efforts to have the registration statement declared effective within 180 days of the closing date of the Revolving Facility.

Liquidity.  The Company believes it may have been unable to comply with the covenants and liquidity reserves under the PNC Credit Facility during 2007. Therefore, the Company recently replaced the PNC Credit Facility with the Revolving Facility with Laurus that contains no financial performance covenants or liquidity reserves. At March 31, 2007, based on current forecasts, the Company believes it has sufficient available cash and borrowing capacity under the Revolving Facility to fund its working capital needs over the next twelve months. However, there is no assurance that its forecasts will prove to be accurate, including its forecast that, because of the Company’s performance managing the 2006 C-NET network, it will be awarded the management of the 2007 C-NET network in the event that the USPS decides to operate it. If the demand for the Company’s expedited freight services continues to be negatively impacted by rising fuel prices or general weakness in demand for its air and ground freight products in 2007, or if the Company’s forecasts prove to materially inaccurate, it may need to raise additional funds, supplement its current sources of liquidity during the next twelve months and/or seek material modifications to its Revolving Facility. Substantially all of the Company’s assets are encumbered under the Revolving Facility. If it is required to raise additional funds, supplement its existing sources of liquidity or make modifications to its Revolving Facility and it is unable to do so either on economic terms or at all, the Company’s business may be materially adversely affected.