Form 10-K/A
period 2006-12-31
KITTY HAWK INC
filed 2007-04-30
CIK 932110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

At April 25, 2007, there were 53,350,463 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

KITTY HAWK, INC.

2006 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 Kitty Hawk, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (the “2006 Form 10-K”). As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2006 Form 10-K have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2006 Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by Item 10 was submitted as a separate section of the 2006 Form 10-K. See “Item 4A: Executive Officers of the Registrant.”

Melvin L. Keating, 60 Chairman of the Board of Directors Chairperson — Finance Committee Member — Audit Committee; Compensation Committee; Executive Committee	Mr. Keating has served as a member of our Board of Directors since March 2006 and as the Chairman of the Board of Directors since April 2007. Mr. Keating is currently President and Chief Executive Officer of Alliance Semiconductor Corporation, a provider of high-value memory, mixed signal and system solution products for the communications, computing, consumer and industrial markets. From December 2005 to March 2006, Mr. Keating was interim President and Chief Executive Officer of Alliance Semiconductor, and from October 2005 until December 2005, he acted as a consultant to the Board of Directors of Alliance Semiconductor. From April 2004 to September 2005, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc., a software company. From 1997 to 2004, Mr. Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm. From 1995 to 1997, Mr. Keating served as President and Chief Executive Officer of Sunbelt Management, a private company that owns and manages commercial and retail properties. From 1986 to 1995, Mr. Keating served as Senior Vice President — Finance and Administration of Olympia & York Companies (and its successors), a private company that developed New York City’s World Financial Center and London’s Canary Wharf. From 2001 to 2004, Mr. Keating served on the Board of Directors of Price Legacy Corporation, a Real Estate Investment Trust. Mr. Keating also currently serves on the Board of Directors of Tower Semiconductor Ltd., an independent wafer manufacturer, and Integrated Silicon Solution, Inc., a fabless semiconductor company.

Alan Howe, 45 Member — Audit Committee	Mr. Howe was appointed to our Board of Directors on April 24, 2007. Mr. Howe is currently a Vice President of Business Development for Covad Communications, focused on wireless “last mile” alternative access. Prior to joining Covad, Mr. Howe was a principal at Broadband Initiatives, LLC, a boutique consulting and advisory firm. Mr. Howe was also previously Chief Financial Officer of Teletrac, Inc. for six years, raising approximately $200 million in public high yield debt, private equity and bank financing. Mr. Howe joined Teletrac from Sprint, where he was Director of Corporate Development and one of the initial team members that helped start Sprint PCS. Before joining Sprint, he was an Assistant Vice President at Manufacturers Hanover Trust (now JP Morgan Chase & Co.) in New York where he cross-sold a wide range of corporate finance products, including syndicated bank credits, interest rate swaps, M&A advisory services, mortgage financings, private placements, subordinated debt financings, structured finance products, cash management and trust services. Prior to his experience at Manufacturers Hanover Trust, Mr. Howe worked at Draper and Kramer, Inc., a large privately held real estate firm based in Chicago. Mr. Howe also currently serves on the board of directors of Crossroads Systems, Inc., Dyntek, Inc. and Alliance Semiconductor Corporation.

Bryant R. Riley, 40	Mr. Riley was appointed to our Board of Directors on April 23, 2007. He is the founder of B. Riley & Co., Inc. and has been its Chief Executive Officer of since January 1997. B. Riley & Co., a member of the NASD, provides research and trading ideas primarily to institutional investors. Mr. Riley has also been the General Partner of Riley Investment Management since 2001, and is a director of Aldila, Inc., Celeritek, Inc., DDI Corporation, Integrated Silicon Solutions, Inc. and chairman of Alliance Semiconductor Corp. Prior to 1997, Mr. Riley held a variety of positions in the brokerage industry, primarily as an institutional salesman and trader. From October 1993 to January 1997 he was a co-head of Equity at Dabney- Resnick, Inc., a Los Angeles based brokerage firm. From 1991- 1993 he was a co-founder of Huberman-Riley, a Texas based brokerage firm.

Joseph D. Ruffolo, 65 Chairperson — Strategic Planning Committee Member — Audit Committee; Compensation Committee; Executive Committee	Mr. Ruffolo has served as a member of our Board of Directors since May 2004. Since 1994, Mr. Ruffolo has managed Ruffolo Benson, LLC, a firm he co-founded, which provides capital for management buyouts and for recapitalizing underperforming companies. From 1974 to 1993, Mr. Ruffolo held various positions with North American Van Lines serving as its Chief Executive Officer from 1987 to 1993. In addition, from 1987 to 1993, Mr. Ruffolo served on the executive management committee of Norfolk Southern Corporation, the parent company of North American Van Lines. Since 1998, Mr. Ruffolo has served as a member of the Board of Directors of Tower Financial Corporation. Since 1999, Mr. Ruffolo has served as a member of the Board of Directors of Steel Dynamics Inc., a producer of carbon steel products.

Robert W. Zoller, Jr., 60 Member — Strategic Planning Committee	Mr. Zoller has served as a member of our Board of Directors since November 2002. From November 2002 until April 30, 2007, he served as our Chief Executive Officer and President.

From April 2002 until November 2002, Mr. Zoller was a founder and active principal of International Management Solutions, LLC, a strategic planning consulting practice. Mr. Zoller served as President and Chief Operating Officer of Hawaiian Airlines, Inc., a commercial, passenger airline, from December 1999 to April 2002. In March 2003, Hawaiian Airlines filed for Chapter 11 protection under the U.S. bankruptcy code. Mr. Zoller served as Senior Vice President Maintenance and Engineering for AirTran Airways, Inc. from March 1996 to December 1999, Vice President Operations for American Airlines/AMR Eagle from September 1987 to March 1996, and Director of Flight Operations for Pacific Southwest Airlines, Inc. from July 1979 to September 1987. Mr. Zoller held various accounting and financial planning management positions with General Dynamics, Inc. and NCR, Inc. during the period July 1975 to July 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of shares of our common stock beneficially owned by them. Directors, executive officers and beneficial owners of more than 10% of our common stock are also required to furnish the Company with copies of all Section 16(a) reports that they file with the SEC.

Except as described below, to our knowledge, based solely upon a review of copies of such reports furnished to the Company or written representations from certain reporting persons, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were complied with by such persons. In March 2006, Mr. Keating filed one late Form 4. In April 2006, Bonanza Master Fund, Ltd., a 10% or greater stockholder, filed one late Form 3. In October 2006, each director and each executive officer filed one late Form 4.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct Policy applicable to all of our employees, which is a “code of ethics” as defined by applicable rules of the SEC. The code is available on our website, www.kittyhawkcompanies.com, by selecting the “Corporate Information” section and then selecting the “Corporate Governance” section. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC. Any stockholder who wishes to obtain a copy of our code of ethics may obtain one by submitting a written request to us at 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Howe, Keating and Ruffolo. Our Board of Directors does not believe it is necessary at this time to name an “audit committee financial expert” as that term is defined in to Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Compensation Program

The primary objective of our executive compensation program is to attract, retain and motivate executives to lead us to achieve our company-wide or business-unit goals. This underlying principle reflects our Compensation Committee’s belief that executive compensation should seek to align the interests of our executives with those of our stockholders on both a short-term and long-term basis. The Compensation Committee intends for our executive compensation program to utilize three components: (i) base salary, (ii) short-term, performance based cash incentives pursuant to a cash bonus plan and (iii) long-term equity-based compensation pursuant to the 2003 Long Term Equity Incentive Plan, or the Plan. The Compensation Committee believes that by emphasizing these three components, we can provide our executives with a competitive total compensation package that will allow us to retain and attract key executives while also maintaining a reasonable cost structure. We also offer our executive officers common employee benefits that are generally available to our non-executive officer employees.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward the contribution made to Kitty Hawk by each executive officer. In measuring the contribution of an executive officer to Kitty Hawk, the Compensation Committee considers, among other things, the nature and scope of the executive officer’s responsibilities and his or her effectiveness in leading our initiatives to (i) increase customer satisfaction, (ii) enhance growth, and (iii) propose, implement and ensure compliance through internal and external audits with Kitty Hawk’s policies and applicable government regulations. In addition, the Compensation Committee considers the executive officer’s role in creating operational efficiencies and integrating new business and services.

Elements of Our Compensation Plan

Base Salaries.  Base salaries for our executive officers are reviewed on an annual basis and determined by a combination of factors including an individual’s experience, level of responsibility, past performance and potential for making significant contributions to our future performance, competitive salary levels within the industry and our specific needs. A peer group analysis of 17 companies in our industry was performed by Frederic W. Cook & Co. in 2003. In addition, each of our executive officers has entered into an employment agreement with us that sets the minimum base salary for that executive officer.

In June 2006, Mr. Markhoff’s salary was increased from $199,999 to $220,000 per annum as a result of an increase in responsibilities when he became the Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc. In February 2007, Mr. Barron’s salary was increased from $150,000 to $170,000 per annum as a result of an increase in responsibilities as Vice President and Chief Operating Officer of Kitty Hawk Aircargo, Inc. and a review of competitive market salaries.

In February 2007, each of our executive officers agreed to a temporary, voluntary 5% salary reduction through June 30, 2007. Each executive officer waived a provision in his or her employment agreement that prohibits salary reductions and agreed that the temporary salary reduction would not trigger a clause under his or her employment agreement whereby a salary reduction is an event that allows the executive officer to terminate his or her employment with good reason (as defined in the employment agreements). In addition, the temporary salary reduction ceases to be effective and does not affect any calculation of benefits if the executive officer is terminated by death, disability, termination by the Company without cause (as defined in the employment agreements), termination by the executive officer for good reason (other than the temporary salary reduction) or change in control (as defined in the employment agreements). All other terms of the employment agreements remain the same.

Short-Term Incentives.  During 2006, we adopted the Kitty Hawk, Inc. 2006 Leadership Performance Plan, a short-term, performance based cash incentive plan. It provides for eligible employees and executive officers to receive a cash payment if we meet certain financial and other performance measures during 2006. Specifically, the 2006 Leadership Performance Plan was a continuation of the bonus structure initially adopted by the Company in 2004. Corporate financial objectives were established at the beginning of the year. The Compensation Committee established a payment schedule that provided for incentive payments to range from 0% to 150% of each individual’s “target” bonus based on whether or not defined threshold, norm or maximum performance is achieved during the year. As a result of not meeting threshold performance levels, no incentive payments were made pursuant to the 2006 Leadership Performance Plan.

Long-Term Compensation.  We believe that it is important for our executive officers to have an equity stake in us because it ensures that our executive officers have a continuing incentive in our long-term success. As a result, we annually award stock options and restricted stock units to our executive officers. See “Description of Equity Based Awards Granted to Named Executive Officers” below for a description of the terms of the stock options and restricted stock units. In awarding stock options and restricted stock units, we periodically review the level of equity grants to executives at other similarly situated companies, the awards granted to our other executives, the number of options and restricted stock units currently held by the executive officer, the allocation of overall share usage attributed to executive officers, the relative proportion of long-term compensation within the total compensation mix and the individual officer’s specific role at the Company. The Plan acts as the long-term equity incentive compensation program for our executive officers. In 2006, we issued stock options exercisable for up to 425,079 shares of our common stock and 357,000 restricted stock units under the Plan to our executive officers and employees.

Employee Benefits and Perquisites.  Executive officers are eligible to participate in our standard employee benefit programs, including medical, disability and life insurance, the leadership performance plan, standard vacation plans and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, or the Code. We currently match 1/2% of each 1% contributed by an executive officer to his or her 401(k) account, up to a maximum of 8%. Other than the foregoing, we do not offer our executive officers other benefits or perquisites.

How the Company Chose Amounts for Each Element and How Each Element Fits into Our Overall Compensation Objectives

The Compensation Committee considers the compensation practices and performances of other corporations that are most likely to compete with us for the services of our executive officers. As discussed above, Frederic W. Cook & Co. previously performed a peer group analysis of 17 companies in our industry to help us determine appropriate compensation levels. The compensation of each executive officer, except the chief executive officer, is also based upon the recommendation of our chief executive officer to the Compensation Committee. The compensation of the chief executive officer is determined by the Compensation Committee, with input from the chief executive officer. The Compensation Committee reviews the compensation of each executive officer annually and strives to set compensation at a level that is in accordance with similarly situated companies as based upon the peer group analysis.

As discussed above, we have three primary areas of compensation: base salary, short-term incentives and long-term compensation. Our base salary is designed to attract and retain talented executive officers. We entered into employment agreements with each of our executive officers for long-term stability. Generally, if we have employed an executive officer for a period of one year and we are satisfied with the employment, we reward the executive officer by entering into an employment agreement. Our short-term incentives are designed to motivate our executive officers to help increase the financial performance of the Company each year. Our long-term incentives are designed to align the goals of our executive officers with those of our stockholders.

Hiring of Compensation Consultant

The Compensation Committee has retained Frederic W. Cook & Co. since 2003 to assist it in formulating our executive compensation program. In 2005, the Compensation Committee engaged Frederic W. Cook & Co. to review the compensation packages of similarly situated companies so that we could ensure the compensation provided to our executive officers was competitive and consistent with industry standard.

Also in 2006, management retained Buck Consultants to assist with the Company’s executive compensation philosophies. Buck Consultants reviewed the design of the Kitty Hawk, Inc. 2006 Leadership Performance Plan, which was based off of the Kitty Hawk, Inc. 2005 Leadership Performance Plan. Frederic W. Cook & Co. prepared the Kitty Hawk, Inc. 2004 Leadership Performance Plan, which has served as the model for our subsequent leadership performance plans. Buck Consultants helped ensure that we aligned pay and performance while considering shareholder expectations.

Accounting and Tax Treatment

In 1994, the Internal Revenue Code, or the Code, was amended to add a limitation on the tax deduction a publicly held corporation may take on compensation aggregating more than $1 million for selected executives in any given year. The law and related regulations are subject to numerous qualifications and exceptions. Gains realized on non-qualified stock options, or incentive stock options that are subject to a “qualifying disposition,” are subject to the tax limitation unless they meet certain requirements. We have not been subject to the deductibility limitation and our general policy is to structure our equity based compensation to comply with the exception to the limitation.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in the 2006 Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment No. 1 on Form 10-K/A.

The foregoing report is provided by the following directors, who constitute the Compensation Committee.

Melvin L. Keating	Joseph D. Ruffolo

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including the 2006 Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Summary Compensation Table

The following table sets forth the compensation earned for services rendered to us in all capacities for the three most recently completed fiscal years by our Chief Executive Officer, Chief Financial Officer and the four other executive officers as of December 31, 2006. These individuals are referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Total

Robert W. Zoller, Jr.(3)	2006	$350,000	$—	$12,644	$70,879	$7,500	$441,023
President and	2005	350,000	—	2,931	59,859	3,645	416,435
Chief Executive Officer	2004	300,000	178,500	—	52,175	34,000	564,675
James R. Kupferschmid(4)	2006	200,000	—	1,059	29,825	5,333	236,217
Vice President and	2005	88,295	—	—	14,913	40,000	143,208
Chief Financial Officer	2004	—	—	—	—	—	—
Robert Barron	2006	154,615	—	5,390	63,246	4,644	227,895
Vice President and	2005	118,846	—	1,444	47,838	1,200	169,328
Chief Operating Officer	2004	88,269	57,250	—	21,643	—	167,162
of Kitty Hawk Aircargo, Inc.
Gary Jensen(5)	2006	141,667	—	3,287	4,620	—	149,574
Vice President and	2005	—	—	—	—	—	—
Chief Operating Officer of	2004	—	—	—	—	—	—
Kitty Hawk Ground, Inc.
Steven E. Markhoff	2006	211,667	—	5,390	29,616	7,504	254,177
Senior Vice President,	2005	200,000	—	1,444	19,922	6,000	227,366
Chief Operating Officer	2004	200,000	98,750	—	15,653	—	314,403
of Kitty Hawk Cargo, Inc. and Corporate Secretary
Toby Skaar(6)	2006	183,462	—	—	24,570	2,160	210,192
Former Vice President	2005	180,000	—	1,444	19,495	—	200,939
and Chief Operating Officer	2004	160,000	120,275	—	15,653	—	295,928
of Kitty Hawk Cargo, Inc.

(1)	Refer to Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the 2006 Form 10-K for the relevant assumptions used to determine the valuation of our equity awards.

(2)	Represents matching contributions made by us under the terms of our 401(k) plan. In addition, Mr. Zoller received $30,000 in 2004, in accordance with his employment agreement, for reimbursement of moving expenses incurred in 2002. Mr. Kupferschmid received $40,000 in 2005, in accordance with his employment agreement, for reimbursement of moving expenses incurred in 2005. Mr. Jensen received $16,177 in 2006, in accordance with his employment agreement, for reimbursement of realtor fees.

(3)	On April 30, 2007, Mr. Zoller retired from his position as Chief Executive Officer and President.

(4)	Mr. Kupferschmid joined us in July 2005.

(5)	Mr. Jensen joined us in April 2006.

(6)	On May 30, 2006, Mr. Skaar ceased serving as the Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc. and accepted a new position as Vice President Sales of Kitty Hawk Cargo, Inc. At that time, Mr. Skaar entered into a new employment agreement with the Company that superseded his prior employment agreement. In September 2006, Mr. Skaar’s employment with the Company was terminated and he entered into a severance agreement with the Company, which is described below. All of Mr. Skaar’s unexercised stock options were forfeited on January 11, 2007.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award to a named executive officer in the last completed fiscal year under the Plan.

GRANTS OF PLAN-BASED AWARDS AS OF DECEMBER 31, 2006

			All Other
		All Other	Option Awards:		Grant Date
		Stock Awards:	Number of	Exercise or	Fair Value
		Number	Securities	Base Price	of Stock
		of Shares	Underlying	of Option	and Option
Name	Grant Date	of Stocks	Options	Awards	Awards

Robert W. Zoller, Jr.	9/30/06	60,000	—	—	$46,200
James R. Kupferschmid	9/30/06	16,500	—	—	$12,705
Robert Barron	9/30/06	—	20,000	$0.77	$10,400
Robert Barron	9/30/06	16,500	—	—	$12,705
Gary Jensen	5/23/06	—	30,000	$0.81	$16,500
Gary Jensen	5/23/06	16,500	—	—	$13,365
Gary Jensen	9/30/06	—	16,500	$0.77	$8,580
Gary Jensen	9/30/06	16,500	—	—	$12,705
Steven E. Markhoff	9/30/06	—	20,000	$0.77	$10,400
Steven E. Markhoff	9/30/06	16,500	—	—	$12,705
Toby Skaar	—	—	—	—	—

Description of Equity Based Awards Granted to Named Executive Officers

Since September 30, 2005, we have generally awarded stock options and restricted stock units to our eligible executive officers, which have historically been granted one time per year on September 30. To determine the amount of equity awards, generally the chief executive officer proposes an amount of equity awards to be awarded our eligible executive officers based upon his review of their performance, and the Compensation Committee reviews the proposal. In 2005, the Compensation Committee received guidance from our compensation consultant, Frederic W. Cook & Co., regarding appropriate levels of equity awards. We reviewed the proposal of the chief executive officer while considering the guidance from the compensation consultant and the Company’s performance to finally determine the amount of equity awards for eligible executive officers. In addition, we have generally awarded stock options and restricted stock units to our executive officers upon execution of an employment agreement with us. The Compensation Committee does not utilize market timing as a basis for granting stock options or restricted stock units. Restricted stock units may not be converted into shares of common stock while an executive officer is employed by us.

Kitty Hawk, Inc. 2003 Long Term Equity Incentive Plan

As discussed above, the Plan acts as the primary long-term equity incentive compensation program for our executive officers. Stock options and restricted stock units are issued to our executive officers pursuant to the Plan. As of April 18, 2007, 8,500,000 shares of our common stock were authorized for issuance under the Plan, of which 6,900,035 shares have been issued or are issuable upon the exercise of outstanding stock options or the conversion of restricted stock units, leaving 1,599,965 shares currently available for future issuance under the Plan.

Stock Options

Stock options may be granted to our executive officers for such number of shares of common stock as the Compensation Committee deems appropriate. The stock options granted to our executive officers are intended to be incentive stock options. The Compensation Committee determines the exercise price for each stock option, subject to certain parameters. Generally, the exercise price is equal to the fair market value of our common stock on the date of grant. The stock options vest annually over three years, and the Compensation Committee may grant stock options that are exercisable prior to their vesting. However, if the stock option is exercised for shares that have not yet vested, the holder will receive restricted stock for the unvested portion of the option. The shares of restricted stock will vest on the same schedule as the stock option. No stock option may be exercised after the expiration of ten years (or five years in the case of incentive stock options granted to executive officers owning more than 10% of the outstanding shares of our common stock) from the date of its grant. Generally, termination of employment with us will cause any exercise period to be reduced in accordance with their terms.

With respect to stock options awarded to executive officers that are unexercised and unvested on the date of the executive officer’s termination from the Company, the stock option will be terminated on the termination date. With respect to unexercised, vested stock options, the stock option will terminate upon the earlier to occur of (i) the termination of the award period (as defined in the incentive stock option agreements, generally ten years from the date of grant (or five years in the case of incentive stock options granted to executive officers owning more than 10% of the outstanding shares of our common stock)); (ii) 365 days from the termination date if termination is due to death or total or permanent disability (as defined in the incentive stock option agreements); (iii) immediately upon termination for cause (as defined in the incentive stock option agreements); (iv) 90 days after termination for any reason other than death, total or permanent disability or by the Company for cause; (v) the date any stock options are forfeited pursuant to the incentive stock option agreements. In the event of change of control (as defined in the incentive stock option agreements), all stock options immediately become vested.

Restricted Stock Units

Restricted stock units granted to our executive officers vest annually over four years. Recipients of restricted stock units are not entitled to receive any dividends. The restricted stock units granted to our executive officers automatically convert into shares of common stock upon the earlier to occur of (i) termination of service as an employee or (ii) a change of control (as defined in the Plan). In the case of a conversion resulting from a termination of service as an employee (other than as a result of death), if the employee is a “specified employee” as defined in Section 409A of the Code, the conversion will instead occur on the earlier of (i) six months from the date of termination of service and (ii) the employee’s death. With respect to restricted stock units awarded to employees, the restricted stock units are immediately forfeited without compensation upon a termination of employment for cause, as defined in the restricted stock unit award agreement. In addition, upon termination of service as employee, all unvested restricted stock units are forfeited.

Outstanding Equity Awards as of December 31, 2006

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2006

	Option Awards					Stock Awards(3)
	Number of		Number of			Number of	Market Value
	Securities		Securities			Shares	of Shares
	Underlying		Underlying			or Units	or Units
	Unexercised		Unexercised	Option	Option	of Stock	of Stock
	Options		Options	Exercise	Expiration	That Have	That Have
Name	Exercisable(1)		Unexercisable(2)	Price	Date	Not Vested	Not Vested(4)

Robert W. Zoller, Jr.	950,000	(5)	—	$0.30	7/30/2013	25,125	$14,070
	90,000	(6)	—	1.05	9/30/2015	60,000	33,600
James R. Kupferschmid	150,000	(7)	—	1.17	7/11/2015	16,500	9,240
Robert Barron	150,000	(8)	—	1.62	5/24/2014	12,375	6,930
	50,000	(9)	—	1.14	6/07/2015	16,500	9,240
	60,000	(10)	—	1.05	9/30/2015	—	—
	20,000	(11)	—	0.77	9/30/2016	—	—
Gary Jensen	30,000	(12)	—	0.81	5/22/2016	16,500	9,240
	16,500	(13)	—	0.77	9/30/2016	16,500	9,240

	Option Awards					Stock Awards(3)
	Number of		Number of			Number of	Market Value
	Securities		Securities			Shares	of Shares
	Underlying		Underlying			or Units	or Units
	Unexercised		Unexercised	Option	Option	of Stock	of Stock
	Options		Options	Exercise	Expiration	That Have	That Have
Name	Exercisable(1)		Unexercisable(2)	Price	Date	Not Vested	Not Vested(4)

Steven E. Markhoff	300,000	(14)	—	0.30	7/30/2013	12,375	6,930
	50,000	(15)	—	1.05	9/30/2015	16,500	9,240
	20,000	(16)	—	0.77	9/30/2016	—	—
Toby Skaar(17)	45,000	(18)	—	1.05	1/11/2007	—	—

(1)	The stock options reported were granted pursuant to the terms of the Plan.

(2)	Although all of the stock options listed in the table were exercisable as of December 31, 2006, a portion of the shares of our common stock that were deliverable upon the exercise of such options by each named executive officer were not vested. A beneficial owner who exercises a stock option for shares that have not yet vested will receive restricted stock for the unvested portion of the option. The shares of restricted stock will vest on the same schedule as the stock option.

(3)	Represents restricted stock units granted pursuant to the Plan.

(4)	The dollar amounts shown were based upon a price of $0.56 per share, the closing market price of common stock on December 29, 2006.

(5)	All of these stock options were vested as of November 4, 2006.

(6)	Of the 90,000 shares of common stock issuable to Mr. Zoller upon exercise of the stock option, 30,000 are vested and 60,000 vest in two equal annual installments beginning on September 30, 2007.

(7)	Of the 150,000 shares of common stock issuable to Mr. Kupferschmid upon exercise of the stock option, 50,000 are vested and 100,000 vest in two equal annual installments beginning on July 11, 2007.

(8)	Of the 150,000 shares of common stock issuable to Mr. Barron upon exercise of the stock option, 96,875 are vested and 53,125 vest in seven equal monthly installments beginning on January 1, 2007.

(9)	Of the 50,000 shares of common stock issuable to Mr. Barron upon exercise of the stock option, 16,666 are vested and 33,334 vest in two equal annual installments beginning on June 7, 2007.

(10)	Of the 60,000 shares of common stock issuable to Mr. Barron upon exercise of the stock option, 20,000 are vested and 40,000 vest in two equal annual installments beginning on September 30, 2007.

(11)	The 20,000 shares of common stock issuable to Mr. Barron upon exercise of the stock option vest in three annual installments beginning on September 30, 2007.

(12)	The 30,000 shares of common stock issuable to Mr. Jensen upon exercise of the stock option vest in three annual installments beginning on May 23, 2007.

(13)	The 16,500 shares of common stock issuable to Mr. Jensen upon exercise of the stock option vest in three annual installments beginning on September 30, 2007.

(14)	Of the 300,000 shares of common stock issuable to Mr. Markhoff upon exercise of the stock option, 262,500 are vested and 37,500 vest in six equal monthly installments beginning January 1, 2007.

(15)	Of the 50,000 shares of common stock issuable to Mr. Markhoff upon exercise of the stock option, 16,666 are vested and 33,334 vest in two equal annual installments beginning on September 30, 2007.

(16)	The 20,000 shares of common stock issuable to Mr. Markhoff upon exercise of the stock option vest in three annual installments beginning on September 30, 2007.

(17)	Mr. Skaar’s employment with the Company was terminated in September 2006.

(18)	All of Mr. Skaar’s 45,000 stock options were vested as of September 11, 2006, upon his separation from the Company. Any unexercised stock options were forfeited on January 11, 2007.

Option Exercises and Stock Vested Table

The following table sets forth information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the last completed fiscal year.

OPTION EXERCISES AND STOCK VESTED AS OF DECEMBER 31, 2006

	Option Awards			Stock Awards
	Number of	Value		Number of
	Shares	Realized		Shares	Value
	Acquired	on		Acquired	Realized on
Name	on Exercise	Exercise		on Vesting(1)	Vesting(2)

Robert W. Zoller, Jr.	—	—		8,375	$6,449
James R. Kupferschmid	—	—		—	—
Robert Barron	—	—		4,125	$3,176
Gary Jensen	—	—		—	—
Steven E. Markhoff	—	—		4,125	$3,176
Toby Skaar	60,000	$30,000	(3)	—	—
Toby Skaar	50,625	16,200	(4)	—	—
Toby Skaar	50,625	12,656	(5)	—	—

(1)	Represents restricted stock units granted pursuant to the terms of the Plan.

(2)	The dollar amount shown is based upon a price of $0.77 per share, the closing market price of our common stock on Friday, September 29, 2006. The restricted stock units vested on Sunday, October 1, 2006.

(3)	Mr. Skaar exercised stock options to acquire 60,000 shares of common stock on May 22, 2006. The dollar amount shown is based on a price of $0.80 per share, the closing market price of our common stock on May 22, 2006. The exercise price was $0.30 per share.

(4)	Mr. Skaar exercised stock options to acquire 50,625 shares of common stock on December 5, 2006. The dollar amount shown is based on a price of $0.62 per share, the closing market price of our common stock on December 5, 2006. The exercise price was $0.30 per share.

(5)	Mr. Skaar exercised options to acquire 50,625 shares of common stock on December 28, 2006. The dollar amount shown is based on a price of $0.55 per share, the closing market price of our common stock on December 28, 2006. The exercise price was $0.30 per share.

Disclosure of Potential Post-Employment or Change in Control Payments

Robert W. Zoller, Jr.  On April 20, 2007, Robert W. Zoller, Jr. tendered a notice of retirement from his position as President and Chief Executive Officer of the Company and from all officer and director positions of the Company’s subsidiaries, effective April 30, 2007. He continues to serve as a member of our Board of Directors. In addition, the employment agreement between Mr. Zoller and us dated December 13, 2004 terminated on April 20, 2007. The Company will continue to pay Mr. Zoller his normal salary and benefits through April 30, 2007.

We entered into an Amended and Restated Separation and Consulting Agreement and General Release (the “Agreement”) with Mr. Zoller effective as of April 20, 2007. Pursuant to the Agreement, starting May 1, 2007, Mr. Zoller will provide consulting services to us until March 15, 2008 (the “Consulting Period”). The Company will pay Mr. Zoller $175,000 for the consulting services. In addition, the Company will pay any COBRA premiums (and reimburse Mr. Zoller from any income taxes thereon) under the Company’s health plans until the earlier of (i) the termination of the Consulting Period or (ii) the date Mr. Zoller becomes eligible to participate in alternative health insurance provided by a third party.

Pursuant to the Agreement, Mr. Zoller agreed not to disclose confidential information of the Company during or after the Consulting Period. In addition, Mr. Zoller agreed not to disparage us nor solicit our customers during the

Consulting Period. Mr. Zoller also agreed to not solicit our employees for twelve months after the end of the Consulting Period. Finally, Mr. Zoller released us from any and all claims which he may have had through April 30, 2007. We agreed not to disparage Mr. Zoller through the end of the Consulting Period and agreed to release him from any and all claims which arise out of actions taken by him while serving the Company and acting in good faith.

Mr. Zoller’s stock options will continue to vest during the Consulting Period. Upon the termination of the Consulting Period, any unvested stock options will be forfeited and vested stock options will remain exercisable for ninety days. Any unvested restricted stock units will be forfeited on April 30, 2007 and the vested stock units will be converted into shares of common stock.

Robert Barron.  On February 19, 2007, Robert Barron entered into an employment agreement with us. Pursuant to the employment agreement, we employ Mr. Barron as the Vice President and Chief Operating Officer of Kitty Hawk Aircargo, Inc. The employment agreement replaces and supercedes any existing contractual employment arrangements between us and Mr. Barron. The employment agreement has a term commencing on February 19, 2007 and continuing until June 1, 2009, with automatic renewals for successive one-year terms, subject to earlier termination by either party for any reason.

Compensation and Benefits.  Under the employment agreement, Mr. Barron is entitled to an annual base salary of $170,000. Thereafter, his annual base salary will be reviewed at least annually and may be increased in the sole discretion of the Compensation Committee. We may not decrease the salary of Mr. Barron during the term of his employment agreement. In addition, Mr. Barron is eligible to receive an annual cash performance bonus based on the achievement of annual performance goals to be determined annually by the Compensation Committee. He is also eligible to participate in any incentive compensation plans applicable to senior executive officers that are adopted by our Board of Directors and any benefit programs adopted by us for the benefit of our executive officers.

Effect of Termination.  Under the employment agreement, if employment is terminated by us other than for cause, as defined in the employment agreement, or by us not renewing the employment agreement or by Mr. Barron for good reason, as defined in the employment agreement, he is generally entitled to receive:

•	six months of the annual base salary in effect on the date of termination or the Severance Payment, reduced in the case of our election to not renew the employment agreement by certain remuneration earned in the six months following termination;

•	a pro-rated bonus for the year of termination equal to (i) the bonus he would have earned for such year if he was employed by us through the end of the year, multiplied by (ii) the percentage of the year of termination that he was employed by us, or the Pro-Rated Bonus; and

•	the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any options granted to Mr. Barron would immediately vest and become exercisable. Any unvested restricted stock units would be forefeited on the date of the termination of service and any vested restricted stock units would be converted into shares of common stock as soon as possible after the termination of service. In addition, we would also continue to provide life and disability insurance, medical, vision and dental coverage and other health and welfare benefits to Mr. Barron for up to six months following separation.

If employment with us is terminated by reason of death or disability, by Mr. Barron without good reason, by Mr. Barron not renewing the term of the employment agreement or by us for cause, he is generally entitled to receive the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination (except if he terminates the employment agreement without good reason or by not renewing the employment agreement and such termination is prior to the finalization of our prior year audited financial statements or if we terminate the employment agreement for cause), accrued vacation, unreimbursed business expenses and other accrued benefits. In addition, if the employment with us is terminated by reason of death or disability, he will receive the Pro-Rated Bonus.

Effect of a Change in Control.  In the event of a change in control, as defined in the employment agreement the term of the employment agreement continues for the longer of the period remaining in the term or twelve months, the Change in Control Period, and then automatically renews for successive one-year periods, subject to earlier termination. If during the Change in Control Period, Mr. Barron terminates his employment for good reason or we terminate his employment without cause, Mr. Barron is generally entitled to receive:

•	a lump sum payment equal to two times the Severance Payment;

•	the Pro-Rated Bonus; and

•	his previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any equity based awards granted to Mr. Barron would become immediately fully vested and exercisable. In addition, we would also continue to provide the insurance benefits to Mr. Barron for up to six months following separation.

Other Protective Provisions.  Under the employment agreement, Mr. Barron is subject to certain confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Gary Jensen.  On December 15, 2006, Gary Jensen entered into an employment agreement with us. Pursuant to the employment agreement, we employ Mr. Jensen as our Vice President and Chief Operating Officer of Kitty Hawk Ground, Inc. The employment agreement replaces and supersedes any existing contractual employment arrangements between us and Mr. Jensen. The employment agreement has a two-year term commencing as of December 15, 2006, with automatic renewals for successive one-year terms, subject to earlier termination by either party for any reason.

Compensation and Benefits.  Under the employment agreement, Mr. Jensen is entitled to an annual base salary of $200,000. Thereafter, his annual base salary will be reviewed at least annually and may be increased in the sole discretion of the Compensation Committee. We may not decrease the salary of Mr. Jensen during the term of his employment agreement. In addition, Mr. Jensen is eligible to receive an annual cash performance bonus based on the achievement of annual performance goals to be determined annually by the Compensation Committee. He is also eligible to participate in any incentive compensation plans applicable to senior executive officers that are adopted by our Board of Directors and any benefit programs adopted by us for the benefit of our executive officers.

Effect of Termination.  Under the employment agreement, if employment is terminated by us other than for cause, as defined in the employment agreement, or by us not renewing the employment agreement or by Mr. Jensen for good reason, as defined in the employment agreement, he is generally entitled to receive:

•	six months of the annual base salary in effect on the date of termination, or the Severance Payment, reduced in the case of our election to not renew the employment agreement by certain remuneration earned in the six months following termination;

•	the Pro-Rated Bonus; and

•	the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any options granted to Mr. Jensen would immediately vest and become exercisable. Any unvested restricted stock units would be forefeited on the date of the termination of service and any vested restricted stock units would be converted into shares of common stock as soon as possible after the termination of service. In addition, we would also continue to provide life and disability insurance, medical, vision and dental coverage and other health and welfare benefits to Mr. Jensen for up to six months following separation.

If employment with us is terminated by reason of death or disability, by Mr. Jensen without good reason, by Mr. Jensen not renewing the term of the employment agreement or by us for cause, he is generally entitled to receive the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination (except if he terminates the employment agreement without good reason or by not renewing the employment agreement and such termination is prior to the finalization of our prior year audited financial statements or if we terminate the employment agreement for cause), accrued vacation, unreimbursed business expenses and other accrued benefits. In addition, if the employment with us is terminated by reason of death or disability, he will receive the Pro-Rated Bonus.

Effect of a Change in Control.  In the event of a change in control, as defined in the employment agreement, the term of the employment agreement continues for the longer of the period remaining in the term or twelve months, the Change in Control Period, and then automatically renews for successive one-year periods, subject to earlier termination. If during the Change in Control Period, Mr. Jensen terminates his employment for good reason or we terminate his employment without cause, Mr. Jensen is generally entitled to receive:

•	a lump sum payment equal to two times the Severance Payment;

•	the Pro-Rated Bonus; and

•	his previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any equity based awards granted to Mr. Jensen would become immediately fully vested and exercisable. In addition, we would also continue to provide the insurance benefits to Mr. Jensen for up to six months following separation.

Other Protective Provisions.  Under the employment agreement, Mr. Jensen is subject to certain confidentiality, non-competition, non-solicitation and non-disparagement provisions.

James R. Kupferschmid.  On July 11, 2005, Mr. Kupferschmid entered into an employment agreement with us. Pursuant to the employment agreement, we employ Mr. Kupferschmid as our Vice President and Chief Financial Officer. The employment agreement replaces and supercedes any existing contractual employment arrangements between us and Mr. Kupferschmid. The employment agreement has a two-year term commencing on July 11, 2005, with automatic renewals for successive one-year terms, subject to earlier termination by either party for any reason. In accordance with the automatic renewal, the Compensation Committee has affirmatively determined to renew Mr. Kupferschmid’s employment agreement for a successive one-year term commencing July 11, 2007.

Compensation and Benefits.  Under the employment agreement, Mr. Kupferschmid is entitled to an annual base salary of $185,000. Thereafter, his annual base salary will be reviewed at least annually and may be increased in the sole discretion of the Compensation Committee. Based upon Mr. Kupferschmid’s performance, effective January 1, 2006, his annual base salary was increased to $200,000. We may not decrease the salary of Mr. Kupferschmid during the term of his employment agreement. In addition, Mr. Kupferschmid is eligible to receive an annual cash performance bonus based on the achievement of annual performance goals to be determined annually by the Compensation Committee. He is also eligible to participate in any incentive compensation plans applicable to senior executive officers that are adopted by the Board of Directors and any benefit programs adopted by us for the benefit of our executive officers.

Effect of Termination.  Under the employment agreement, if employment is terminated by us other than for cause, as defined in the employment agreement, or by us not renewing the employment agreement or by Mr. Kupferschmid for good reason, as defined in the employment agreement, he is generally entitled to receive:

•	six months of the annual base salary in effect on the date of termination, or the Severance Payment, reduced in the case of our election to not renew the employment agreement by certain remuneration earned in the six months following termination;

•	the Pro-Rated Bonus; and

•	the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any options issued to Mr. Kupferschmid would immediately vest and become exercisable. Any unvested restricted stock units would be forefeited on the date of the termination of service and any vested restricted stock units would be converted into shares of common stock as soon as possible after the termination of service. In addition, we would also continue to provide life and disability insurance, medical, vision and dental coverage and other health and welfare benefits to Mr. Kupferschmid for up to six months following separation.

If employment with us is terminated by reason of death or disability, by Mr. Kupferschmid without good reason, by Mr. Kupferschmid not renewing the term of the employment agreement or by us for cause, he is generally entitled to receive the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination (except if he terminates the employment agreement without good reason or by not renewing the employment agreement and such termination is prior to the finalization of our prior year audited financial statements or if we terminate the employment agreement for cause), accrued vacation, unreimbursed business expenses and other accrued benefits. In addition, if the employment with us is terminated by reason of death or disability, he will receive the Pro-Rated Bonus.

Effect of a Change in Control.  In the event of a change in control, as defined in the employment agreement, the term of the employment agreement continues for the longer of the period remaining in the term or twelve months, the Change in Control Period,, and then automatically renews for successive one-year periods, subject to earlier termination. If during the Change in Control Period, Mr. Kupferschmid terminates his employment for good reason or we terminate his employment without cause, Mr. Kupferschmid is generally entitled to receive:

•	a lump sum payment equal to two times the Severance Payment;

•	the Pro-Rated Bonus; and

•	his previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any equity based awards granted to Mr. Kupferschmid would become immediately fully vested and exercisable. In addition, we would also continue to provide the insurance benefits to Mr. Kupferschmid for up to nine months following separation.

Other Protective Provisions.  Under the employment agreement, Mr. Kupferschmid is subject to certain confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Steven E. Markhoff.  On June 1, 2006, Steven E. Markhoff entered into an employment agreement with us. Pursuant to the employment agreement, we employ Mr. Markhoff as our Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc. The employment agreement replaces and supercedes any existing contractual employment arrangements between us and Mr. Markhoff. The employment agreement has a term commencing as of June 1, 2006 and continuing until December 14, 2008, with automatic renewals for successive one-year terms, subject to earlier termination by either party for any reason.

Compensation and Benefits.  Under the employment agreement, Mr. Markhoff is entitled to an annual base salary of $220,000. Thereafter, his annual base salary will be reviewed at least annually and may be increased in the sole discretion of the Compensation Committee. We may not decrease the salary of Mr. Markhoff during the term of his employment agreement. In addition, Mr. Markhoff is eligible to receive an annual cash performance bonus based on the achievement of annual performance goals to be determined annually by the Compensation Committee. He is also eligible to participate in any incentive compensation plans applicable to senior executive officers that are adopted by the Board of Directors and any benefit programs adopted by us for the benefit of our executive officers.

Effect of Termination.  Under the employment agreement, if employment is terminated by us other than for cause, as defined in the employment agreement, or by us not renewing the employment agreement or by Mr. Markhoff for good reason, as defined in the employment agreement, he is generally entitled to receive:

•	nine months of the annual base salary in effect on the date of termination, or the Severance Payment, reduced in the case of our election to not renew the employment agreement by certain remuneration earned in the nine months following termination;

•	the Pro-Rated Bonus; and

•	the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, the options under Mr. Markhoff’s July 20, 2003 incentive stock option agreement that would have vested during the twelve months following the separation date if Mr. Markhoff had remained employed by us would immediately vest and become exercisable and any other options granted to the executive would immediately vest and become exercisable. Any unvested restricted stock units would be forefeited on the date of the termination of service and any vested restricted stock units would be converted into shares of common stock as soon as possible after the termination of service.

In addition, we would also continue to provide life and disability insurance, medical, vision and dental coverage and other health and welfare benefits to Mr. Markhoff for up to nine months following separation. Further, if after nine months following termination other than for cause or by Mr. Markhoff for good reason, Mr. Markhoff demonstrates that he has used best efforts to obtain alternative employment, but has not secured alternative employment, he may be paid up to three additional months of the annual base salary in effect on the date of termination and may receive up to three additional months of insurance benefits, so long as he remains unemployed.

If employment with us is terminated by reason of death or disability, by Mr. Markhoff without good reason, by Mr. Markhoff not renewing the term of the employment agreement or by us for cause, he is generally entitled to receive the previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination (except if he terminates the employment agreement without good reason or by not renewing the employment agreement and such termination is prior to the finalization of our prior year audited financial statements or if we terminate the employment agreement for cause), accrued vacation, unreimbursed business expenses and other accrued benefits. In addition, if the employment with us is terminated by reason of death or disability, he will receive the Pro-Rated Bonus.

Effect of a Change in Control.  In the event of a change in control, as defined in the employment agreement, the term of the employment agreement continues for the longer of the period remaining in the term or twelve months, the Change in Control Period, and then automatically renews for successive one-year periods, subject to earlier termination. If during the Change in Control Period, Mr. Markhoff terminates his employment for good reason or we terminate his employment without cause, Mr. Markhoff is generally entitled to receive:

•	a lump sum payment equal to two times the Severance Payment;

•	the Pro-Rated Bonus; and

•	his previously earned and unpaid salary, previously earned and unpaid bonus for the year prior to termination, accrued vacation, unreimbursed business expenses and other accrued benefits.

In addition to the foregoing, any equity based awards granted to him would become immediately fully vested and exercisable. In addition, we would also continue to provide the insurance benefits to Mr. Markhoff for up to nine months following separation.

Other Protective Provisions.  Under the employment agreement, Mr. Markhoff is subject to certain confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Toby J. Skaar.  On September 11, 2006, Toby J. Skaar entered into a severance and general release agreement, or Severance Agreement, with us. Prior to entering into the Severance Agreement, Mr. Skaar was employed by us as Vice President Sales of Kitty Hawk Cargo, Inc. Prior to serving as Vice President Sales of Kitty Hawk Cargo, Inc., Mr. Skaar served as our Senior Vice President and Chief Operating Officer of Kitty Hawk Cargo, Inc. Pursuant to the Severance Agreement, upon Mr. Skaar’s separation from the Company, we agreed to compensate Mr. Skaar for seven months and two days at his then-current annual base salary of $180,000, payable in accordance with his pay schedule prior to his separation from the Company. In addition, we agreed to provide to Mr. Skaar medical and hospitalization insurance coverage for up to seven months and two days after which he is entitled to COBRA coverage (subject to earlier termination upon Mr. Skaar securing alternative employment). In turn, Mr. Skaar released the Company from any and all claims arising out of or related to his employment with us. He also remained subject to certain confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Estimated Payments and Benefits.  The information below describes and quantifies certain payments or benefits that would have been payable under our existing employment agreements discussed above (with the exception of Mr. Skaar, whose severance is discussed above, and Mr. Zoller, whose retirement benefits are described above) if a named executive officer’s employment had been terminated on December 31, 2006 under the following circumstances: (i) by us other than for cause, by us not renewing the employment agreement or by the named executive officer for good reason; (ii) due to death or disability; (iii) by the named executive officer without good reason, by the named executive officer not renewing the term of the employment agreement or by us for cause; or (iii) during a Change of Control Period by the named executive officer for good reason or by us without cause. These benefits are in addition to benefits generally available to all of our salaried employees in connection with a termination of employment.

	Termination by the
	Company Not For			Termination by	Termination
	Cause or Not			Executive Without	During a Change
	Renewing			Good Reason	of Control
	Employment			or Not Renewing	Period by
	Agreement;		Termination	Employment	Executive for
	Termination by		Due to	Agreement;	Good Reason or
	Executive for		Death or	Termination by	by Company
Executive	Good Reason(1)		Disability(2)	Company for Cause	Without Cause

Robert Barron
Severance Payment	$85,000		—	—	$170,000
Pro-Rated Bonus	—		—	—	—
Equity Payout(3)	175,280		$77,094	$77,094	175,280
Insurance Benefits	3,917		—	—	3,917
Accrued Vacation	653		653	653	653

Gary Jensen
Severance Payment	100,000		—	—	200,000
Pro-Rated Bonus	—		—	—	—
Equity Payout(3)	44,520		—	—	44,520
Insurance Benefits	5,550		—	—	5,550
Accrued Vacation	—		—	—	—

James R. Kupferschmid
Severance Payment	100,000		—	—	200,000
Pro-Rated Bonus	—		—	—	—
Equity Payout(3)	93,240		28,000	28,000	93,240
Insurance Benefits	5,550		—	—	5,550
Accrued Vacation	2,307		2,307	2,307	2,307

Steven E. Markhoff
Severance Payment	165,000	(4)	—	—	330,000
Pro-Rated Bonus	—		—	—	—
Equity Payout(3)	225,680		158,644	158,644	225,680
Insurance Benefits	8,775		—	—	8,875
Accrued Vacation	8,461		8,461	8,461	8,461

(1)	The severance payment may be reduced in the case of our election to not renew the employment agreement by certain remuneration earned following termination.

(2)	Disability payments are reduced by amounts received from short term disability coverage provided by the Company under a separate plan.

(3)	The dollar amounts shown were based upon a price of $0.56 per share, the closing market price of common stock on December 29, 2006.

(4)	Based on nine months of severance. If after nine months following Mr. Markhoff’s termination other than for cause or by Mr. Markhoff for good reason, Mr. Markhoff demonstrates that he has used his best efforts to obtain alternative employment, but has not secured alternative employment, the time period for payments of severance and benefits may be extended up to three months.

Director Compensation Table

The following table sets forth information concerning compensation of our outside directors for the last completed fiscal year.

DIRECTOR COMPENSATION AS OF DECEMBER 31, 2006

	Fees Earned
	or Paid
Name	in Cash	Stock Awards(1)	Option Awards	Total

Gerald L. Gitner(2)	$137,500	$28,750	$—	$166,250
Raymond B. Greer(3)	45,000	28,750	—	73,750
Myron Kaplan(4)	71,500	28,750	—	100,250
Melvin L. Keating(5)	45,000	44,783	—	89,783
Joseph D. Ruffolo(6)	59,000	28,750	—	87,750
Laurie M. Shahon(7)	79,500	28,750	—	108,250

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123R. On September 30, 2006, each of our directors received 37,338 restricted stock units pursuant to the Kitty Hawk, Inc. 2003 Long-Term Equity Incentive Plan, which vest in four quarterly installments beginning on January 1, 2007. The grant date fair value of each award of 37,338 shares of restricted stock, computed in accordance with FAS 123R, equals $28,750. In addition, upon Messr. Keating’s appointment to the Board of Directors on March 10, 2006, he received 14,444 restricted stock units, which vested on September 30, 2006. The grant date fair value of his award of 14,444 shares of restricted stock, computed in accordance with FAS 123R, equals $17,403. (In accordance with FAS 123R, the fair market value of the award on the date of grant is calculated using the closing price on the date of grant as reported on AMEX). The assumptions made in connection with the valuation of these awards are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions used to determine the valuation of our equity awards.

(2)	As of December 31, 2006, Mr. Gitner held vested stock options to acquire 31,250 shares of common stock and restricted stock units convertible into 64,718 shares of common stock. Of the 64,718 restricted stock units, 46,049 are currently vested and 18,669 were forfeited upon his retirement from our Board of Directors on April 20, 2007.

(3)	As of December 31, 2006, Mr. Greer held vested stock options to acquire 10,000 shares of common stock and restricted stock units convertible into 64,718 shares of common stock. Of the 64,718 restricted stock units, 46,049 are currently vested and 18,669 were forfeited upon his retirement from our Board of Directors on April 20, 2007.

(4)	As of December 31, 2006, Mr. Kaplan held vested stock options to acquire 68,750 shares of common stock and restricted stock units convertible into 64,718 shares of common stock. Of the 64,718 restricted stock units, 46,049 are currently vested and 18,669 were forfeited upon his retirement from our Board of Directors on April 20, 2007.

(5)	As of December 31, 2006, Mr. Keating held restricted stock units to acquire 51,782 shares of common stock. Of the 51,782 restricted stock units, 33,113 are currently vested and 18,669 vest in two equal quarterly installments beginning on June 30, 2007.

(6)	As of December 31, 2006, Mr. Ruffolo held vested stock options to acquire 50,000 shares of common stock and 64,718 restricted stock units. Of the 64,718 restricted stock units, 46,049 are currently vested and 18,669 vest in two equal quarterly installments beginning on June 30, 2007.

(7)	As of December 31, 2006, Ms. Shahon held vested stock options to acquire 50,000 shares of common stock and restricted stock units convertible into 64,718 shares of common stock. Of the 64,718 restricted stock units,

46,049 are currently vested and 18,669 were forfeited upon her retirement from our Board of Directors on April 20, 2007.

Description of Equity Based Awards Granted to Outside Directors

On September 30 of each calendar year, each outside director is eligible for an award to purchase or receive, directly or indirectly, a number of shares that will have a value (as determined by the Compensation Committee) of $28,750 (or such other amount as is determined by the Board of Directors) on such date, rounded to the nearest whole share. Each such award will vest over a one year period in four equal quarterly installments with the first installment vesting on the three month anniversary of the date of grant of the award. As further described below, on September 30, 2006, each of our outside directors was granted restricted stock units representing 37,338 shares of our common stock.

Stock Options

Prior to September 30, 2005, we granted stock options to our outside directors as part of our compensation plan for outside directors. Pursuant to the director compensation plan, all of these options are currently vested. We have not awarded any stock options to our outside directors since September 30, 2005.

Restricted Stock Units

Effective September 30, 2005, our Board of Directors approved the award of restricted stock units in lieu of stock options to outside directors. As discussed above, restricted stock units are granted automatically to eligible outside directors on September 30 of each year, and may be granted at the discretion of the Compensation Committee at the closing price of the common stock on the date of grant or, if the common stock is not traded on that day, then at the price on the immediately proceeding day on which the common stock was traded. Recipients of restricted stock units are not entitled to receive any dividends.

The restricted stock units vest over one year on a quarterly basis for outside directors. In addition, the restricted stock units automatically accelerate and vest upon the occurrence of a change of control, as defined in the Kitty Hawk, Inc. 2003 Long-Term Equity Incentive Plan, or the Plan. The restricted stock units automatically convert into shares of common stock upon the earlier to occur of (i) termination of service as an employee, consultant or outside director, (ii) a change of control or (iii) with respect only to the annual grants to outside directors, four years from the date of grant. Upon termination of service as an outside director, all unvested restricted stock units are forfeited.

Description of Director Fees

Pursuant to our Bylaws, the members of our Board of Directors may be compensated in a manner and at a rate determined from time to time by our Board of Directors. Directors who are our employees do not receive additional compensation for service as a director.

Our outside director compensation structure is designed to attract and retain directors with the skills and experience necessary to guide us. During 2006, pursuant to this structure, each outside director was paid a quarterly retainer fee of $6,250, while the Non-Executive Chairman of our Board of Directors was paid a quarterly retainer fee of $18,750. During 2006, if an outside director also served as a Chairperson of a committee of our Board of Directors, such outside director received an additional quarterly retainer fee of $1,000. In 2006, Mr. Gerald Gitner waived his Chairperson fee for service as the Chairperson of the Governance and Nominating Committee.

During 2006, our outside directors were also paid for each meeting of the Board of Directors that they attend. During 2006, each outside director was paid $2,000 per meeting, other than the Non-Executive Chairman of our Board of Directors who received $3,000 per meeting. Further, during 2006, members of committees of our Board of Directors received $1,000 per meeting, unless they attend an in-person meeting by telephone, in which case they received $500. In addition, during 2006, the Chairperson of the committee received an additional $500 per meeting.

As discussed above, each outside director is eligible for an annual award to purchase or receive, directly or indirectly, a number of shares that will have a value (as determined by the Compensation Committee) of $28,750 (or such other amount as is determined by the Board) on such date, rounded to the nearest whole share.

Each outside director is required to own a number of our outstanding shares of common stock (including the value of vested restricted stock units and shares of common stock underlying vested stock options) with a fair market value equal to three times the director’s annual retainer fee before they can sell any of our common stock, convert vested restricted stock units or sell shares of common stock underlying exercised and vested stock options. Each outside director currently satisfies this requirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, Messrs. Gerald Gitner, Myron Kaplan and Joseph Ruffolo served as members of our Compensation Committee. None of the members of the Compensation Committee was at any time during 2006, or at any other time, one of our officers or employees. No member of the Compensation Committee served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee or had any other relationship that would require disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us about the beneficial ownership of our common stock as of April 25, 2007, by:

•	each person or entity whom we know to own beneficially more than 5% of our common stock;

•	each of our Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 2006;

•	each of our directors; and

•	all of our directors and executive officers as of April 25, 2007 as a group.

For purposes of this proxy solicitation statement, Robert W. Zoller, Jr., James R. Kupferschmid, Robert Barron, Gary Jensen, Steven E. Markhoff and Toby Skaar are referred to in this proxy solicitation statement as our “named executive officers.”

The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and also any shares of common stock underlying stock options, warrants and shares of Series B Redeemable Preferred Stock that are exercisable by that person within sixty days of April 18, 2007. However, shares underlying such stock options, warrants and shares of Series B Redeemable Preferred Stock are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting and investment power over the shares shown as beneficially owned by that person, other than with respect to shares of common stock underlying stock options and restricted stock units under which individuals have no sole voting or investment power. Percentage of beneficial ownership is based on 53,350,463 shares of common stock outstanding as of April 25, 2007.

Unless otherwise indicated in the footnotes, the address for each listed person is c/o Kitty Hawk, Inc., 1515 West 20th Street, P.O. Box 612787, DFW International Airport, Texas 75261.

	Shares Beneficially Owned
	Number	Percentage

Directors and Executive Officers(1):
Robert Barron(2)	284,125	*
Alan Howe	—	*
Gary Jensen(3)	50,625	*
Melvin L. Keating(4)	61,013	*
James R. Kupferschmid(5)	150,000	*
Steven E. Markhoff(6)	374,125	*
Bryant R. Riley(7)	9,648,120	17.3
Joseph D. Ruffolo(8)	132,824	*
Toby Skaar(9)	—	*
Robert W. Zoller, Jr.(10)	1,154,975	2.1
All current directors and executive officers as a group:
(9 persons)	12,071,432	20.8
Beneficial Owners of More Than 5%(11):
Lloyd I. Miller, III(12)	12,970,713	21.7
Dane Andreeff(13)	5,202,461	9.8
Paul J. Solit(14)	5,270,467	9.0
Laurus Master Fund, Ltd.(15)	5,287,297	9.0
Bonanza Master Fund, Ltd.(16)	5,115,405	8.9
Resurgence Asset Management, L.L.C.(17)	4,340,765	8.0
Tontine Capital Partners, L.P.(18)	4,175,200	7.8

*	Less than one percent

(1)	Beneficially owned shares may include stock options that are currently exercisable. The shares deliverable upon the exercise of such options, however, might not be vested. A beneficial owner who exercises a stock option for shares that have not yet vested will receive restricted stock for the unvested portion of the option, which restricted stock will vest on the same schedule as the stock option.

(2)	Includes 4,125 shares of common stock that may be acquired by Mr. Barron within 60 days of April 25, 2007 through the conversion of restricted stock units and 280,000 shares of common stock that may be acquired by Mr. Barron within 60 days of April 25, 2007 through the exercise of stock options.

(3)	Includes 4,125 shares of common stock that may be acquired by Mr. Jensen within 60 days of April 25, 2007 through the conversion of restricted stock units and 46,500 shares of common stock that may be acquired by Mr. Jensen within 60 days of April 25, 2007 through the exercise of stock options.

(4)	Includes 33,113 shares of common stock that may be acquired by Mr. Keating within 60 days of April 25, 2007 through the conversion of restricted stock units.

(5)	Includes 150,000 shares of common stock that may be acquired by Mr. Kupferschmid within 60 days of April 25, 2007 through the exercise of stock options.

(6)	Includes 4,125 shares of common stock that may be acquired by Mr. Markhoff within 60 days of April 25, 2007 through the conversion of restricted stock units and 370,000 shares of common stock that may be acquired by Mr. Markhoff within 60 days of April 25, 2007 through the exercise of stock options.

(7)	Bryant R. Riley, or Riley, is (i) the Chairman of B. Riley & Co., Inc., a member broker-dealer of the NASD, Inc.; (ii) managing member of Riley Investment Management LLC, which is the general partner of Riley Investment Partners Master Fund, L.P.; and (iii) a trustee for B. Riley & Co. Retirement Trust. Riley beneficially owns 9,648,120 shares of common stock, consisting of: (i) 9,018,063 shares beneficially owned by Riley Investment Partners Master Fund, L.P. (which includes warrants to purchase 426,829 shares of common stock and 1,750 shares of Series B Redeemable Preferred Stock convertible into 1,822,158 shares of common stock); (ii) 419,405 shares beneficially owned by B. Riley & Co. Retirement Trust (which includes warrants to purchase 60,976 shares of common stock and 250 shares of Series B Redeemable Preferred Stock convertible into 260,309 shares of common stock); and (iii) 210,652 shares beneficially owned by B. Riley & Co., Inc. Riley is the custodian of his children’s accounts, in which 70,000 shares of common stock are held, and an investment advisory client of Riley Investment Management LLC holds 473,235 shares. Riley disclaims beneficial ownership of the foregoing shares held by his children’s accounts and an investment advisory client. The principal business address of Bryant R. Riley is 11100 Santa Monica Blvd., Suite 810, Los Angeles, California 90025. (8) Includes 46,049 shares of common stock that may be acquired by Mr. Ruffolo within 60 days of April 25, 2007 through the conversion of restricted stock units and 50,000 shares of common stock that may be acquired by Mr. Ruffolo within 60 days of April 25, 2007 through the exercise of stock options.

(9)	In September 2006, Mr. Skaar’s employment with us was terminated and all of his stock options and restricted stock units have since either been exercised or forfeited.

(10)	Includes 8,375 shares of common stock that may be acquired by Mr. Zoller within 60 days of April 25, 2007 through the conversion of restricted stock units and 1,040,000 shares of common stock that may be acquired by Mr. Zoller within 60 days of April 25, 2007 through the exercise of stock options.

(11)	The information regarding beneficial ownership of our common stock is included in reliance on reports filed by such entities with the SEC or is based on information provided to us by such entities, except that the percentage is based upon calculations made by us in reliance upon the number of shares of our common stock reported to be beneficially owned by such entities in such reports.

(12)	Lloyd I. Miller, III, or Miller, is: (i) the investment advisor to the trustee of Trust A-4 — Lloyd I. Miller and Trust C — Lloyd I. Miller; (ii) the manager of Milfam LLC, an Ohio limited liability company, which is the managing general partner of Milfam I L.P., a Georgia limited partnership, and Milfam II L.P., a Georgia limited Partnership; and (iii) the custodian to certain accounts created pursuant to the Florida Uniform Gift to Minors Act for Alexandra Miller (“Alexandra UGMA”) and Lloyd I. Miller, IV (“Lloyd IV UGMA”). Miller beneficially owns 12,970,713 shares of common stock, consisting of: (i) 2,739,842 shares owned of record by Trust A-4 — Lloyd I. Miller; (ii) 250,000 shares owned of record by Trust C — Lloyd I. Miller; (iii) 709,343 shares owned of record by Milfam I L.P.; (iv) 5,256,676 shares owned of record by Milfam II L.P. (which includes warrants to purchase 487,805 shares of common stock and 2,000 shares of Series B Redeemable Preferred Stock convertible into 2,082,465 shares of common stock); (v) 30,000 shares owned by Alexandra UGMA; (vi) 32,000 shares owned by Lloyd IV UGMA; and (vii) 3,952,852 shares owned by Miller directly (which includes warrants to purchase 731,707 shares of common stock and 3,000 shares of Series B Redeemable Preferred Stock which is convertible into 3,123,698 shares of common stock). PNC Bank, N.A. is the trustee of both Trust A-4 — Lloyd I. Miller and Trust C — Lloyd I. Miller and as such, PNC Bank, N.A. may be deemed to beneficially own the shares of common stock currently owned by Trust A-4 — Lloyd I. Miller and Trust C — Lloyd I. Miller and any shares that may be purchased by Trust A-4 — Lloyd I. Miller and Trust C — Lloyd I. Miller upon the exercise of warrants held by them. PNC Bank, N.A. disclaims such beneficial ownership. The principal address of Lloyd I. Miller, III is 4550 Gordon Drive, Naples, Florida 34102.

(13)	Dane Andreeff (“Andreeff”) is the Managing Member of Maple Leaf Capital I, L.L.C. (“MLC”), which is the general partner of Maple Leaf Discovery I LP (“MLD”). Andreeff beneficially owns an aggregate of 5,202,461 shares of our common stock, consisting of (i) 4,165,003 shares beneficially owned by MLD; (ii) 402,965 shares beneficially owned by MLC (in addition to the shares MLC beneficially owns as the general partner of MLD); and (iii) 634,493 shares beneficially owned by Andreeff (in addition to the shares Andreeff beneficially owns as the Managing Member of MLC, which beneficially owns the shares of MLD as the general partner of MLD). Andreeff Equity Advisors, L.L.C. has shared voting and investment power over such shares of common stock. The principal business address of Dane Andreeff is 450 Laurel Street, Suite 2105, Baton Rouge, Louisiana 70801.

(14)	Paul J. Solit, or Solit, is: (i) the Managing Member of Potomac Capital Management LLC (“PCMLLC”), which is the general partner of Potomac Capital Partners LP (“PCPLP”); (ii) the President and sole owner of Potomac Capital Management Inc. (“PCMI”); and (iii) a Director of Potomac Capital International Ltd. (“PCIL”), an international business company formed under the laws of the British Virgin Islands. PCMI is the Investment Manager of (i) PCIL and (ii) Pleiades Investment Partners-R, LP (“Pleiades”), a private investment partnership formed under the laws of the State of Delaware. Solit beneficially owns 5,270,467 shares of common stock, consisting of: (i) 2,295,289 shares beneficially owned by PCPLP (which includes warrants to purchase 424,878 shares of common stock and 1,742 shares of Series B Redeemable Preferred Stock convertible into 1,813,827 shares of common stock); (ii) 1,554,788 shares beneficially owned by Pleiades (which includes warrants to purchase 287,805 shares of common stock and 1,180 shares of Series B Redeemable Preferred Stock convertible into 1,228,654 shares of common stock); and (iii) 1,420,390 shares beneficially owned by PCIL (which includes warrants to purchase 262,927 shares of common stock and 1,078 shares of Series B Redeemable Preferred Stock convertible into 1,122,448 shares of common stock). The principal business address of Paul J. Solit is 825 Third Avenue, 33rd Floor, New York, New York 10022. (15) Laurus Master Fund, Ltd. (“Laurus”) holds a warrant to acquire 8,216,657 shares of our common stock at an exercise price of $0.91 per share. The warrant contains an issuance limitation prohibiting Laurus from exercising the warrant to the extent that such exercise would result in beneficial ownership by Laurus of more than 9.99% of the shares of our common stock then issued and outstanding (the “Issuance Limitation”). Therefore, currently Laurus reports beneficial ownership of 5,287,297 shares of common stock in accordance with the Issuance Limitation. The Issuance Limitation may be waived by Laurus upon at least 61 days prior notice to the Company and automatically becomes null and void following notice to us of the occurrence and/or continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument). Laurus is managed by Laurus Capital Management, LLC. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by Laurus. The business address of Laurus Master Fund, Ltd. is c/o Laurus Capital Management, LLC, 335 Madison Avenue, 10th Floor, New York, New York 10017.

(16)	Bonanza Master Fund, Ltd. (“BMF”) beneficially owns 5,115,405 shares of common stock (which includes warrants to purchase 731,707 shares of common stock and 3,000 shares of Series B Redeemable Preferred Stock convertible into 3,123,698 shares of common stock). Bernay Box, as the President of Bonanza Fund Management, Inc., a Texas corporation, which is the general partner of Bonanza Capital, Ltd., a Texas limited partnership, which is the general partner of BMF, may be deemed to share beneficial ownership of shares of common stock beneficially owned by BMF or acquired by BMF. Mr. Box disclaims any such beneficial ownership. The principal business address of BMF is 300 Crescent Court, Suite 250, Dallas, Texas 75201.

(17)	Resurgence Asset Management, L.L.C. (“RAM”) and its affiliates, Resurgence Asset Management International, L.L.C. (“RAMI”) and Re/Enterprise Asset Management, L.L.C. beneficially own in their capacities as investment advisors an aggregate of 4,340,765 shares of our common stock, of which (i) 3,361,120 shares are issued and outstanding and (ii) 979,645 shares may be acquired within 60 days of April 18, 2007 upon the exercise of outstanding warrants. RAM is the general partner and/or sole investment advisor of M.D. Sass Corporate Resurgence Partners, L.P. and M.D. Sass Corporate Resurgence Partners II, L.P. RAMI is the sole investment advisor of M.D. Sass Corporate Resurgence International, Ltd. Re/Enterprise Asset Management, L.L.C. is the sole investment advisor to two employee pension plans and an advisor of M.D. Sass Associates, Inc. Employee Retirement Plan. Re/Enterprise Asset Management, L.L.C. is general partner and sole investment advisor of M.D. Sass Re/Enterprise Portfolio Company, L.P. and M.D. Sass Re/Enterprise II, L.P. Mr. Martin D. Sass serves as Chairman and Chief Executive Officer of RAM, RAMI, M.D. Sass Investors Services, Inc. and Re/Enterprise Asset Management L.L.C., and, in such capacity, may be deemed to beneficially own the shares of our common stock beneficially owned by RAM, RAMI and Re/Enterprise Asset Management L.L.C. In addition, funds which have invested side by side with funds managed by RAM and RAMI beneficially own 99,808 shares. Each of RAM, RAMI and Re/Enterprise Asset Management, L.L.C. disclaims any beneficial ownership of the shares owned by entities it advises. The business address of each of Mr. Sass, RAM, RAMI and Re/Enterprise Asset Management L.L.C. is 1185 Avenue of the Americas, New York, New York 10036.

(18)	Tontine Capital Partners, L.P. beneficially owns an aggregate of 4,175,200 shares of our common stock, all of which are issued and outstanding. The general partner of Tontine Capital Partners, L.P. is Tontine Capital Management, L.L.C., which may be deemed to be the beneficial owner of all of the shares of our common stock beneficially owned by Tontine Capital Partners, L.P. The Managing Member of Tontine Capital Management, L.L.C. is Jeffrey L. Gendell, and he may be deemed the beneficial owner of all of the shares of our common stock beneficially owned by Tontine Capital Partners, L.P. The business address of Tontine Capital Partners, L.P. is 55 Railroad Avenue, Greenwich, Connecticut 06830.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft and Engine Use Agreement

During 2006, we were parties to an aircraft and engine use agreement with the Kitty Hawk Collateral Liquidating Trust. As of April 18, 2007, the beneficiaries of the Kitty Hawk Collateral Liquidating Trust beneficially and collectively owned greater than five percent of our outstanding common stock.

The aircraft and engine use agreement makes certain Boeing 727-200 airframes and aircraft engines available to us for operation by Kitty Hawk Aircargo, Inc. The aircraft and engine use agreement requires us to pay for a minimum use of the airframes and the aircraft engines, subject to certain qualifications. As of March 29, 2007, we were operating one Boeing 727-200 cargo airframe and two aircraft engines in revenue service pursuant to this agreement. During 2006, we paid the Kitty Hawk Collateral Liquidating Trust $2.4 million related to the use of these airframes and aircraft engines. In 2006, we had no heavy maintenance costs that we paid on behalf of the Kitty Hawk Collateral Liquidating Trust in accordance with the agreement governing our use of these airframes and engines.

Series B Redeemable Preferred Stock and Warrants

On November 9, 2005, we sold 14,800 shares of Series B Redeemable Preferred Stock in a private placement. Also, in connection with the issuance of the Series B Redeemable Preferred Stock, we granted the purchasers warrants to purchase an aggregate of 3,609,756 shares of common stock. The warrants have a term of five years, an exercise price equal to $0.82 per share and are currently exercisable. The purchasers included 5% or greater stockholders and their affiliates, including Lloyd I. Miller, III and Bryant R. Riley. Of the $14.8 million invested in the Company in this transaction, Mr. Riley and his affiliates invested $2.0 million and Mr. Miller and his affiliates invested $5.0 million.

In connection with the sale of the Series B Redeemable Preferred Stock, we also entered into a registration rights agreement with the purchasers. Under the registration rights agreement, we filed a registration statement on Form S-3 with the SEC on January 12, 2006 relating to the resale by the purchasers of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants. In addition, we registered the resale of additional shares of common stock held by Lloyd I. Miller, III and his affiliates. The registration statement became effective on April 6, 2006. We paid all of the fees and expenses in connection with the preparation and filing of the registration statement and the listing of the shares of common stock issuable upon conversion of the Series B Redeemable Preferred Stock or exercise of the warrants with AMEX.

In connection with the private placement, we amended our existing rights agreement to exempt Lloyd I. Miller, III and his affiliates and associates, or Miller, from triggering the rights agreement in connection with the private placement. Under this amendment, Miller can beneficially own up to 23.5% of our voting securities without triggering the rights agreement. This exemption terminates when Miller’s beneficial ownership of our voting securities falls below 15% or if Miller is in material breach of the standstill agreement described below.

In connection with sale of the Series B Redeemable Preferred Stock, we also entered into a standstill agreement with each of the purchasers. Under this standstill agreement, subject to certain conditions and exemptions, the purchasers of the Series B Redeemable Preferred Stock may not (i) enter into a voting agreement; (ii) call a special meeting of the stockholders; (iii) commence a tender offer for any voting securities; (iv) attempt to acquire a substantial portion of our assets or facilitate any business combination or restructuring of us; (v) amend or appeal anti-takeover measures we currently have in place; or (vi) arrange, or participate in, any financing for any of the foregoing transactions. In addition, Miller has agreed not to vote any shares of our capital stock in excess of 14.99% of the outstanding shares of common stock in any proxy solicitation (other than one conducted by us) or an election contest, without the approval of our Board of Directors.

Dividends Paid to Holders of Series B Redeemable Preferred Stock

In March 2007, our Board of Directors declared a dividend for the three months ending March 31, 2007 on our Series B Redeemable Preferred Stock in the amount of $27.61 for each share of Series B Redeemable Preferred Stock issued and outstanding on March 27, 2007. The Company gave the holders of our Series B Redeemable Preferred Stock the option of receiving shares of the Company’s common stock in lieu of cash to settle the dividend. Certain of our 5% or greater stockholders and their affiliates accepted common stock in lieu of cash, and the Company issued 375,167 shares of our common stock at a price of $0.85 per share to certain of our holders of Series B Redeemable Preferred Stock, equal to approximately $318,892 in cash. Mr. Riley and his affiliates received 64,964 shares of the Company’s common stock in connection therewith, equal to approximately $55,219. Miller received 162,411 shares of the Company’s common stock in connection therewith, equal to approximately $138,049.

Security Agreement and Secured Revolving Note

On March 29, 2007, we entered into a Security Agreement and Secured Revolving Note, or the Revolving Facility, with Laurus Master Fund, Ltd., or Laurus, which replaced our prior credit facility with PNC Bank, National Association. B. Riley & Co., Inc. acted as the placement agent in connection with the Revolving Facility. We paid B. Riley & Co., Inc. a placement fee of $262,500 upon closing of the Revolving Facility. B. Riley & Co., Inc. is an affiliate of one of our 5% or greater stockholders, Mr. Riley.

Policies and Procedures

Our Audit Committee reviews and approves in advance any proposed transaction or series of transactions to which the Company or our subsidiaries is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons would have a direct or indirect material interest: (i) any director or executive officer of the Company or our subsidiaries, (ii) any nominee for election as a director of the Company, (iii) any person who is known by the Company to be the beneficial owner of more than five percent of our voting securities, and (iv) any family member of any of the foregoing persons. Where required, the above listed transactions were approved in accordance with this policy.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services provided by Grant Thornton LLP totaled $219,489 in 2006 and $183,979 in 2005. Audit fees in 2006 and 2005 include fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q and for consents in connection with our registration statements on Form S-3 and Form S-8.

Audit-Related Fees

Fees for audit-related services provided by Grant Thornton LLP totaled $9,600 in 2006 and $16,710 in 2005 primarily for services rendered in connection with Sarbanes-Oxley compliance, services related to our preferred stock private placement and certain tax provisions and net operating losses.

Tax Fees

Fees for tax compliance and preparation provided by Grant Thornton LLP totaled $114,191 in 2006 and $108,664 in 2005. We did not pay any fees for tax advice, planning and other services in 2006 or 2005.

All Other Fees

Grant Thornton LLP did not bill us for any other fees in the last two fiscal years for services rendered in the last two fiscal years.

Pre-Approval Policy

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. However, the policy does not require the pre-approval of non-audit services provided by the independent registered public accounting firm if (i) the fees for the provision of such services do not exceed a specific annual limit, (ii) such non-audit services were not recognized at the time of the independent registered public accounting firm’s engagement to constitute non-audit services and (iii) such non-audit services are brought to the attention of our Audit Committee and approved by our Audit Committee prior to the completion of the audit. The policy requires specific pre-approval of all other permitted audit and non-audit services. Our Audit Committee’s charter allows it to delegate to one or more of its members the authority to address any requests for pre-approval of services between Audit Committee meetings, and the member of the committee to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. The policy does not provide our Audit Committee with the ability to delegate to management our Audit Committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm. The independent registered public accounting firm, management and the Audit Committee must meet on at least an annual basis to review the plans and scope of the audit and the proposed fees of the independent registered public accounting firm.

Applicable SEC rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. None of the services characterized above as Audit-Related Fees, Tax Fees and All Other Fees were billed pursuant to these provisions in fiscal 2006 or 2005 without pre-approval.

The policy is a part of the Audit Committee’s charter, which is available on our website, www.kittyhawkcompanies.com, by selecting “Corporate Information” section and then selecting the “Corporate Governance” section.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed herewith.

3. Exhibits

Exhibit

31	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2007.

KITTY HAWK, INC.

By:	/s/ ROBERT W. ZOLLER
Robert W. Zoller, Jr.
Chief Executive Officer and President