Form 10-Q
period 2007-03-31
KITTY HAWK INC
filed 2007-05-15
CIK 932110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at May 11, 2007 was 53,534,659.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,158	$9,589
Restricted cash and short-term investments	4,121	250
Trade accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.5 million, respectively	18,444	26,252
Inventory and aircraft supplies	2,387	2,240
Deposits and prepaid expenses	4,638	3,732
Prepaid aircraft fuel	1,415	1,171
Other current assets, net	149	282

Total current assets	35,312	43,516
Property and equipment, net	6,396	7,411
Other long-term assets	5,727	2,896

Total assets	$47,435	$53,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable — trade	$7,344	$7,235
Accrued wages and compensation related expenses	2,512	2,293
Other accrued expenses	7,578	15,973
Taxes payable, other than income taxes	897	890
Current debt	9,314	257

Total current liabilities	27,645	26,648
Other long-term liabilities	127	135

Total liabilities	27,772	26,783

Commitments and contingencies

Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,550 at March 31, 2007 and December 31, 2006, respectively; cumulated dividends of $0.8 million at March 31, 2007 and $0.9 million at December 31, 2006	12,142	12,142

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000 at March 31, 2007 and December 31, 2006; issued and outstanding — 52,925,896 and 52,827,853 at March 31, 2007 and December 31, 2006, respectively	—	—
Additional capital	30,798	26,425
Retained deficit	(23,277)	(11,527)

Total stockholders’ equity	7,521	14,898

Total liabilities and stockholders’ equity	$47,435	$53,823

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Scheduled freight network	$38,928	$40,087
ACMI	308	—
Miscellaneous	2,729	—

Total revenue	41,965	40,087
Cost of revenue:
Flight expense	7,757	8,568
Transportation expense	13,762	9,108
Fuel expense	10,725	13,204
Maintenance expense	3,652	3,734
Freight handling expense	8,403	8,000
Depreciation and amortization	882	753
Operating overhead expense	4,644	3,021

Total cost of revenue	49,825	46,388

Gross loss	(7,860)	(6,301)
General and administrative expense	3,512	2,302

Operating loss	(11,372)	(8,603)
Other (income) expense:
Interest expense	70	69
Other, net	(95)	(288)

Net loss	(11,347)	(8,384)

Preferred stock dividends accreted	291	296

Net loss allocable to common stockholders	$(11,638)	$(8,680)

Basic loss per share	$(0.22)	$(0.17)

Diluted loss per share	$(0.22)	$(0.17)

Weighted average common shares — basic outstanding — basic	53,995,131	51,675,408

Weighted average diluted common shares outstanding — diluted	53,995,131	51,675,408

The accompanying notes are an integral part of these consolidated financial statements.

\

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	52,827,853	$—	$26,425	$(11,527)	$14,898
Net loss	—	—	—	(11,347)	(11,347)
Dividends declared for Series B Redeemable Preferred Stock	—	—	—	(403)	(403)
Compensation expense associated with stock option and restricted stock unit grants	—	—	172	—	172
Issue warrants associated with revolving facility	—	—	4,173	—	4,173
Issuance of common stock related to exercise of options to acquire stock and conversion of restricted stock units	98,043	—	28	—	28

Balance at March 31, 2007	52,925,896	$—	$30,798	$(23,277)	$7,521

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(11,347)	$(8,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,016	832
Gain on disposal of property and equipment	(265)	(358)
Compensation expense related to stock options and restricted stock units	172	192
Write off debt issuance costs	470	—
Reversal of allowance for doubtful accounts	110	—
Changes in operating assets and liabilities:
Trade accounts receivable	7,698	55
Inventory and aircraft supplies	(147)	(100)
Prepaid expenses and other	1,231	457
Accounts payable and accrued expenses	(8,463)	2,236

Net cash used in operating activities	(9,525)	(5,070)
Investing activities:
Proceeds from sale of assets	670	570
Change in restricted cash	(3,871)	—
Capital expenditures	(178)	(429)

Net cash provided by (used in) investing activities	(3,379)	141
Financing activities:
Net borrowing on revolving facility	9,289	—
Debt issuance costs	(1,604)	—
Payments on current debt	(240)	—
Proceeds from exercise of stock options	28	46

Net cash provided by financing activities	7,473	46

Net decrease in cash and cash equivalents	(5,431)	(4,883)
Cash and cash equivalents at beginning of period	9,589	26,650

Cash and cash equivalents at end of period	$4,158	$21,767

          The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006, are unaudited (except for the December 31, 2006 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K), but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
3. STOCK BASED COMPENSATION
     In September 2003, the Company’s stockholders approved the Kitty Hawk 2003 Long Term Equity Incentive Plan, or the Plan. The Plan, as amended in May 2006, provides for the issuance of up to 8,500,000 shares of common stock either through grants of stock options, restricted stock units (“RSUs”) or other awards. The options granted generally have an exercise price equal to the quoted market price of the stock on the date of grant. The options and restricted stock units granted generally vest over periods of 12 to 48 months. The options expire ten years from the date of grant, subject to earlier forfeiture provisions. The RSUs granted to the Company’s management are not convertible to common stock until the individual leaves the Company or there is a change of control as defined in the Plan. The RSUs granted to members of the Company’s Board of Directors are not convertible to common stock until the earlier of the director’s termination of service, a change of control as defined in the Plan or four years from the date of grant.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and RSUs. The Company used the modified prospective transition method which does not require restatement of previously issued financial statements. Under the modified prospective method, the Company recognizes the compensation cost of new awards, awards modified, repurchased or cancelled after January 1, 2006, and the portion of awards for which the requisite service period has not been rendered (unvested awards) that are outstanding as of January 1, 2006.

     Stock-based compensation for the three months ended March 31, 2007 and 2006 includes compensation expense as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Flight expense	$33	$31
Maintenance expense	4	6
Freight handling expense	15	22
Operating overhead expense	32	28
General and administrative expense	88	105

Total compensation expense	$172	$192

4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Freight handling expense	$1,416	$8,235
Equipment lease expense	101	1,990
Trucking expense	1,284	863
Maintenance expense	624	771
Landing and parking expenses	927	714
Other	3,226	3,400

Total other accrued expenses	$7,578	$15,973

     The other accrued expenses category includes miscellaneous expenses related to, among other things, chartered aircraft, diesel fuel, travel, the deferred payment related to the June 2006 acquisition of the operating assets of Air Container Transport, Inc., or ACT, claims for damaged freight and aircraft and facility leases.
5. BUSINESS SEGMENT DATA
     As of March 31, 2007, the Company’s operations were comprised of three segments — a scheduled freight network, a ground transportation services company and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income line.
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

		Ground
	Scheduled	Transportation
	Freight	Services	Cargo			Consolidated
	Network	Company	Airline	Other	Eliminations	Balance
	(In thousands)
Three months ended March 31, 2007:
Revenue from external customers	$38,928	$2,494	$543	$—	$—	$41,965
Revenue from intersegment operations	—	12,948	11,436	—	(24,384)	—
Depreciation and amortization	144	352	386	134	—	1,016
Operating income (loss)	(10,875)	(836)	339	—		(11,372)
Interest expense	5	3	—	62	—	70
Other income	—	(3)	—	(92)	—	(95)
Net income (loss)	$(10,880)	$(836)	$339	$30	$—	$(11,347)

Total assets	$16,380	$12,970	$7,721	$52,833	$(42,469)	$47,435

Three months ended March 31, 2006:
Revenue from external customers	$40,087	$—	$—	$—	$—	$40,087
Revenue from intersegment operations	—	—	13,472	—	(13,472)	—
Depreciation and amortization	129	—	624	79	—	832
Operating income (loss)	(8,764)	—	184	(23)	—	(8,603)
Interest expense	10	—	—	59	—	69
Other income	—	—	—	(288)	—	(288)
Net income (loss)	$(8,774)	$—	$184	$206	$—	$(8,384)

Total assets	$18,647	$—	$9,735	$39,197	$(16,554)	$51,025
6. EARNINGS PER SHARE
     In March 2003, the Company issued common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. These warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of March 31, 2007, warrants to purchase 1,076,605 shares of common stock remain outstanding. These warrants expire in 2013.
     A reconciliation of the shares used in the per share computation are as follows:

	Three Months ended March 31,
	2007	2006
Weighted average shares outstanding — basic	53,995,131	51,675,408
Effect of dilutive securities	—	—

Weighted average shares outstanding — diluted	53,995,131	51,675,408

Securities excluded from computation due to antidilutive effect:
Due to net loss	6,973,303	23,470,338

Due to out-of-the-money	24,812,094	855,666

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

     The following table presents unaudited supplemental pro forma information for the three month period ended March 31, 2006 as if the ACT assets had been acquired as of January 1, 2006:

Three months ended
March 31, 2006
(in thousands, except per
share data)
Revenue	$51,242
Net loss	$(9,107)
Basic and diluted loss per share	$(0.17)
8. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 for information on these agreements and relationships.
9. REVOLVING FACILITY
     On March 29, 2007, the Company entered into a Security Agreement and Secured Revolving Note, or the Revolving Facility, with Laurus Master Fund, Ltd., or Laurus. This Revolving Facility replaced the prior $20 million credit facility with PNC Bank, National Association. The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict the Company’s ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on its Series B Redeemable Preferred Stock); materially change the nature of its business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change its fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of the Company’s assets, including the stock of its subsidiaries. The Company capitalized $1.4 million of debt issuance costs upon closing of the Revolving Facility, including $0.9 million of fees paid to Laurus, $0.3 million of fees paid to B. Riley & Company and $0.2 million of legal fees.
     In connection with the Revolving Facility, the Company also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of its common stock, or the Warrant. The exercise price of the Warrant is $0.91 per share. The exercise price is not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Warrant, Laurus will not sell any shares for which it has exercised the Warrant prior to March 29, 2008. Laurus also will not sell shares for which it has exercised the Warrant during a 22-day trading period in a number that exceeds 20% of the aggregate dollar trading volume of the Company’s common stock for the 22-day trading period immediately preceding the sales. The issuance of the Warrant is similar to an up front fee paid to the lender for entering into the Revolving Facility. The Company determined the aggregate fair value of the Warrant to be approximately $4.2 million which was recorded as additional capital and debt issuance cost. Debt issuance cost is included in other long-term assets and other current assets and is amortized over the term of the Revolving Facility.

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
10. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The Company has analyzed all filing positions in federal and state tax jurisdictions where it is required to file income tax returns. Major tax jurisdictions of the Company include the federal jurisdiction and the states of Texas, Indiana, California, Pennsylvania, and Florida. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to the Company’s tax liability. State tax returns are open to examination for years 2002 through 2005. The Company believes that it is more likely than not that all income tax positions and deductions will be sustained on audit. Accordingly, no reserves for uncertain income tax positions have been recorded in the financial statements pursuant to FIN 48.
      Following the adoption of FIN 48, the Company will recognize interest and penalties related to unrecognized tax benefits in income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q complements the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding our financial condition, changes in financial condition and results of operations.
Executive Overview
     Kitty Hawk is a holding company providing corporate planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo.
     Scheduled Freight Network. We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S., Alaska, Hawaii, Canada and Puerto Rico. Most of our expedited air freight product is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight product is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Seattle, Washington; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of May 11, 2007, our scheduled freight network offered an expedited overnight and second-morning air freight product to 59 business centers and an expedited time-definite ground freight product to 58 business centers. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico.
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
     For the three months ended March 31, 2007, our net loss was primarily a result of, among other things, reduced demand for our expedited air freight services. We believe the reduction in demand for our air product is attributable to our customers seeking less expensive transportation alternatives due to the continued high cost of fuel which we pass on to our customers in the form of our fuel surcharge. We also believe the reduction in demand for our air and ground product is attributable to weak economic conditions in the sectors that we serve. We believe other domestic freight transportation companies are also experiencing similar weaker than historical demand during this period. In response to these developments, we are rationalizing our air and ground transportation schedules to better match capacity to demand and reducing our infrastructure costs, including staffing. We continue to experience weak demand for our air and ground products during the second quarter of 2007.
     Ground Transportation. With the June 2006 acquisition of the ACT assets, we expanded our ground transportation services company. These assets, along with owner operators and contracted dedicated trucks, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network. Kitty Hawk Ground provides exclusive use vehicles for the dedicated transportation of truckload freight, or EUVs, for a limited number of customers, including international and domestic airlines, which are not operated within the Kitty Hawk Cargo scheduled freight network. Additionally, we provide local transportation service for movement of freight to cities not included in our network. For the three months ended March 31, 2007, ground transportation service revenue was 5.9% of our total revenue. As of May 11, 2007, Kitty Hawk Ground managed 200 owner operators, owned and leased trucks and contracted trucks.
     Cargo Airline. Kitty Hawk Aircargo, our all-cargo airline, provides dedicated air transportation services for Kitty Hawk Cargo’s scheduled freight network. During the three months ended March 31, 2007, Kitty Hawk Aircargo flew 97.0% of its block hours in Kitty Hawk Cargo’s scheduled freight network. As of May 11, 2007, Kitty Hawk Aircargo operated seven Boeing 737-300SF cargo aircraft under operating leases, six owned Boeing 727-200 cargo aircraft and one Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. Kitty Hawk Aircargo also generates revenue from external customers through ACMI (air transportation service consisting of the aircraft, crew, maintenance and insurance on a contractual basis) and ad-hoc charter (transportation service consisting of the aircraft, crew, maintenance and insurance on an on-demand basis that may also include other costs to operate the aircraft, including aircraft fuel and aircraft handling charges) arrangements. For the three months ended March 31, 2007, approximately 1.3% of our revenue was from ACMI and ad-hoc charter arrangements.
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
     During the three months ended March 31, 2007, our aircraft fuel averaged $1.97 per gallon as compared to $2.00 per gallon for the three months ended March 31, 2006, a decrease of 1.5%. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the three months ended March 31, 2007, we used between 1.5 million and 1.9 million gallons of aircraft fuel per month as compared to between 2.0 million and 2.4 million gallons for the three months ended March 31, 2006 in the scheduled freight network. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $200,000.
     Seasonality. Our business is seasonal in nature. In a typical year, demand for our freight service is highest in the third and fourth quarters of the year and weakest in the first and second quarters. Generally, we believe that the demand for expedited air service is susceptible to greater seasonal fluctuations than demand for the expedited, time-definite ground services.
     During 2006 and 2007, we believe our expedited air freight product has been negatively impacted by the rapidly changing and high cost of aircraft fuel which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited air freight product. Should the record high prices for fuel continue, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
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
     Capital Resources. At March 31, 2007, our net working capital was $7.7 million as compared to $16.9 million at December 31, 2006. The decrease in net working capital was primarily due to funding the estimated $11.3 million of seasonal losses.
     New Revolving Facility. On March 29, 2007, we entered into the Revolving Facility with Laurus. This Revolving Facility replaced the prior $20 million credit facility with PNC Bank, National Association, or PNC.. The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of our assets, including the stock of our subsidiaries. As of May 11, 2007, we had a borrowing base of $14.4 million, outstanding borrowings of $10.4 million and $4.0 million of availability.

     Our outstanding borrowings include $3.9 million to cash collateralize our outstanding letters of credit.
     We also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of our common stock, or the Warrant. The exercise price of the Warrant is $0.91 per share. The exercise price is not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Warrant, Laurus will not sell any shares for which it has exercised the Warrant prior to March 29, 2008. Laurus also will not sell shares for which it has exercised the Warrant during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of our common stock for the 22 day trading period immediately preceding the sales. The issuance of the Warrant is similar to an up front fee paid to the lender for entering into the Revolving Facility. We determined the aggregate fair value of the Warrant to be approximately $4.2 million which was recorded as additional capital and debt issuance cost. Debt issuance cost is included in other long-term assets and other current assets and is amortized over the term of the Revolving Facility.
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
     At March 31, 2007, cash and cash equivalents were $4.2 million as compared to $9.6 million at December 31, 2006, and we had $6.5 million of unused availability under the Laurus Revolving Facility compared to $13.6 million of unused availability under the prior credit facility with PNC, including a $2.0 million liquidity reserve, at December 31, 2006. The decrease in cash and cash equivalents of $5.4 million is a result of using $9.5 million to fund our operations and using $3.4 million in investing activities offset by $7.5 million provided by financing activities. Our investing activities generated $0.7 million of proceeds from the sale of our surplus assets offset by placing $3.9 million in restricted cash to secure our outstanding letters of credit and spending $0.2 million for capital expenditures. Our financing activities included net borrowings of $9.3 million on the Laurus Revolving Facility offset by spending $1.6 million in debt issuance costs related to the Laurus Revolving Facility. At May 11, 2007, we had $2.3 million of cash on hand and $4.0 million of unused availability under our Revolving Facility with Laurus.
     At May 11, 2007, based on current forecasts, we believe we have sufficient available cash and borrowing capacity under the Revolving Facility to fund our working capital needs over the next twelve months. However, there is no assurance that our forecasts will prove to be accurate, including our forecast that, because of our performance under a contract in 2006 with the United States Postal Service, or USPS, whereby we managed a daytime air and ground cargo network for the holiday season mail, or the C-NET network, we will be awarded the management of the 2007 C-NET network in the event that the USPS decides to operate it. If the demand for our expedited freight services continues to be negatively impacted by rising fuel prices or general weakness in demand for our air and ground freight products in 2007, or if our forecasts prove to be materially inaccurate, we may need to raise additional funds, supplement our current sources of liquidity during the next twelve months and/or seek material modifications to our Revolving Facility. Substantially all of our assets are encumbered under the Revolving Facility. If we are required to raise additional funds, supplement our existing sources of liquidity or make modifications to our Revolving Facility and are unable to do so either on economic terms or at all, our business may be materially adversely affected.
Explanation of Statement of Operations Items
     Revenue. Included in our revenue are the following major categories:
•	Scheduled freight network revenue, which is generated from our expedited air and ground freight products provided by our scheduled freight network. We consider expedited freight service as freight transported on our air product on an overnight or second-morning basis or on our ground product on a time-definite basis as determined by the customer. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration;

•	ACMI revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue, freight handling services provided for third parties, providing EUV, contracted service to third parties and local transportation trucking services.
Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	leased aircraft and engines operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight within our network and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	leased trucks operated by Kitty Hawk Ground and leased trailers;

•	driver wages and benefits;

•	contracted trucking expenses between cities in our scheduled network, including owner-operator costs and surcharges for diesel fuel not purchased by us, and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled air network and on ad-hoc charters that include aircraft fuel in the charter service, the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft and the cost of diesel fuel and all related taxes, fees and surcharges for trucks operated by our employees.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline and trucks operated by our ground transportation company, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for third party maintenance; and

•	costs of aircraft and truck parts and supplies.

•	Freight Handling Expense, which consists of the costs of loading and unloading freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our regional hub personnel, other company operated outstations and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expense for our owned airframes and aircraft engines, trucks, trailers, freight-handling equipment and capitalized software as well as the amortization of certain intangible assets associated with the acquisition of the operating assets of ACT.

•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network, ground transportation company and cargo airline, including:
•	wages and benefits for operational managers, sales representatives and customer service personnel of Kitty Hawk Cargo and Kitty Hawk Ground;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense; and

•	general operational office expenses.
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
Critical Accounting Policies
     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
     The following table presents, for the years indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2007	2006
Revenue:
Scheduled freight	92.8%	100.0%
Other	7.2	—

Total revenue	100.0	100.0
Cost of revenue	118.7	115.7

Gross loss	(18.7)	(15.7)
General and administrative expenses	8.3	5.7

Operating loss	(27.0)	(21.4)
Other (income) expense:
Interest expense	0.2	0.2
Other income	(0.2)	(0.7)

Total interest and other (income) expense	—	(0.5)

Net loss	(27.0)%	(20.9)%

QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006
REVENUE
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	2007		2006		Percentage
		Percentage		Percentage	Change
		of Total		of Total	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007
	(Dollars in thousands)
Scheduled freight	$38,928	92.8%	$40,087	100.0%	(2.9)%
Other:
ACMI	308	0.7	—	—	100.0
Miscellaneous	2,729	6.5	—	—	100.0

Total revenue	$41,965	100.0%	$40,087	100.0%	4.7

     Scheduled Freight Network. For the three months ended March 31, 2007, the $1.2 million decrease in our scheduled freight network revenue was due to a 142.0% increase in our chargeable weight offset by a 57.3% decrease in our average yield as compared to the three months ended March 31, 2006. Approximately $6.6 million of the increase was attributable to our expedited ground freight product which increased from $3.1 million for the three months ended March 31, 2006 to $9.7 million for the three months ended March 31, 2007. This increase was offset by a $7.7 million decrease in revenue attributable to our expedited air freight product which decreased from $37.0 million for the three months ended March 31, 2006 to $29.3 million for the three months ended March 31, 2007. Our chargeable weight increase was due to the expansion of our network through the acquisition of substantially all of the operating assets of ACT in June 2006. Our average yield decrease was primarily due to a change in the mix of our products as the expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the three months ended March 31, 2007, our ACMI revenue was due to operating one aircraft under an ACMI contract.

     Miscellaneous. For the three months ended March 31, 2007, our miscellaneous revenue was primarily related to EUVs and contracted service to our customers outside of our network and flying ad-hoc charter services for several customers.
COST OF REVENUE
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	2007		2006		Percentage
		Percentage		Percentage of	Change
	Cost of	of Total	Cost of	Total	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007
	(Dollars in thousands)
Flight expense	$7,757	18.5%	$8,568	21.4%	(9.5)%
Transportation expense	13,762	32.8	9,108	22.7	51.1
Fuel expense	10,725	25.6	13,204	32.9	(18.8)
Maintenance expense	3,652	8.7	3,734	9.3	(2.2)
Freight handling expense	8,403	20.0	8,000	20.0	5.0
Depreciation and amortization	882	2.1	753	1.9	17.1
Operating overhead expense	4,644	11.0	3,021	7.5	53.7

Total cost of revenue	$49,825	118.7%	$46,388	115.7%	7.4

     Flight Expense. For the three months ended March 31, 2007, flight expense decreased $0.8 million, or 9.5%, compared to the three months ended March 31, 2006. This decrease was primarily a result of lower aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense decreased $0.4 million due to lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 1,354 less revenue block hours in the scheduled freight network, a decrease of 21.9%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due primarily to reductions in our flight schedule and changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 152 revenue block hours related to our ACMI and ad-hoc charter transportation services for the three months ended March 31, 2007 as compared to no revenue block hours in the three months ended March 31, 2006. Crew costs decreased $0.3 million due in part to less revenue block hours operated by the fleet. Our aircraft insurance expense decreased $0.1 million due in part to reduced premiums for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Transportation Expense. For the three months ended March 31, 2007, transportation expense increased $4.7 million, or 51.1%, from the three months ended March 31, 2006. This increase is primarily due to an increase in our network trucking expense to provide our expedited ground freight product, including purchased transportation costs and owner operator expenses, due to the significant expansion to the network during 2006, including the June 2006 acquisition of substantially all of the operating assets of ACT. Additionally, chartered aircraft expense increased $1.0 million due to 290 more block hours from a chartered aircraft operating in the scheduled freight network during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, an increase of 120.9%.
     Fuel Expense. Fuel expense is comprised of aircraft fuel used in our owned and leased aircraft and aircraft chartered into the scheduled freight network and diesel fuel used in our owned and leased trucks operated in our scheduled freight network. For the three months ended March 31, 2007, fuel expense decreased $2.5 million, or 18.8%, as compared to the three months ended March 31, 2006.
     Aircraft fuel expense decreased approximately $3.2 million resulting from a $3.0 million decrease in fuel consumption and a $0.2 million decrease in the average cost of aircraft fuel. Our average cost per gallon of aircraft fuel decreased $0.03, or 1.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The number of gallons used in our scheduled freight network decreased by approximately 1.5 million gallons, or 22.9%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease in fuel consumption is primarily due to our fuel conservation efforts and less revenue hours flown in the network.

     Operating the trucks acquired from ACT in our network during June 2006 contributed $0.7 million to total fuel expense.
     Maintenance Expense. For the three months ended March 31, 2007, maintenance expense decreased $0.1 million, or 2.2%, as compared to the three months ended March 31, 2006. Of this change, maintenance expense related to our owned and leased trucks since their acquisition in June 2006 was $0.4 million and maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, increased $0.1 million due to more revenue block hours on these aircraft. These increases were offset by $0.3 million less maintenance expense related to operating the Boeing 727-200 cargo aircraft due to a reduction in the number of aircraft flying resulting in lower external labor costs. We also incurred $0.1 million of lower parts issuance costs resulting from the lower of cost or market adjustment that was recorded in 2006.
     Freight Handling Expense. For the three months ended March 31, 2007, freight handling expense increased $0.4 million, or 5.0%, as compared to the three months ended March 31, 2006. The increase in freight handling expense was primarily attributable to a 142.3% increase in chargeable weight. Freight handling expense per pound of chargeable weight decreased 56.6% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to volume discounts available under our freight handling contracts. In addition, freight handing expense per pound decreased due to handling an increased percentage of the system chargeable weight by our own employees at some of our regional hubs and outstations.
     Depreciation and Amortization. For the three months ended March 31, 2007, depreciation and amortization expense increased $0.1 million, or 17.1%, as compared to the three months ended March 31, 2006. This increase is primarily due to depreciating the operating assets acquired from ACT and amortizing the intangible assets associated with the ACT transaction offset by some assets becoming fully depreciated prior to March 31, 2007 without incurring a significant amount of capital expenditures to replace or extend the life of those assets.
     Operating Overhead Expense. For the three months ended March 31, 2007, operating overhead increased $1.6 million, or 53.7%, as compared to the three months ended March 31, 2006. The increase is primarily attributable to the expansion of our network with the acquisition of the operating assets of ACT and operating our ground transportation services company. This activity resulted in increased outstation lease expense related to our new regional hubs and other service terminals, increased insurance costs and increased administrative wages for management, safety and customer service personnel. Offsetting this increase was a decrease in our allowance for doubtful accounts of $0.1 million during the quarter ended March 31, 2007 compared to no bad debt expense for the quarter ended March 31, 2006.
GROSS LOSS
     As a result of the foregoing, for the three months ended March 31, 2007, we recognized a gross loss of $7.9 million compared to $6.3 million for the three months ended March 31, 2006.
GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense increased $1.2 million, or 52.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily due to incurring $0.2 million of fees related to terminating our bank agreement with PNC Bank when it was replaced by an agreement with Laurus and writing off $0.5 million of debt issuance costs that were capitalized related to the PNC agreement. We also incurred $0.4 million more in general and administrative wages related to operating the assets acquired from ACT and $0.1 million of higher professional fees related to strategic planning initiatives. Additionally, general and administrative expense for the three months ended March 31, 2007 was further increased by $0.1 million of fewer gains from the sale of assets compared to the three months ended March 31, 2006.

OTHER INCOME
     Other income decreased $0.2 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily due to less interest income earned due to carrying a lower average cash balance.
INCOME TAXES
     For the three months ended March 31, 2007, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not experienced any significant changes in our market risk since the disclosures made in “Item 1A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
     Our inability to execute upon our plans to increase sales of our ground freight product, or to manage or to generate sufficient revenues from that line of business, could have a material adverse effect on our results of operations.
     We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product to 59 business centers and a time-definite ground freight product to 58 cities as of May 11, 2007. Our growth plans for our ground freight product will place significant demands on our management and operating personnel. If we are unable to manage the growth of our ground freight product effectively, our business, results of operations and financial condition may be materially adversely affected. Accordingly, our business and future operating results will depend on the ability of our management and operating personnel to expand our ground freight product as well as successfully and fully integrate the operations we acquired from ACT.
     Our inability to attract and retain sufficient business from customers at economical prices for our expedited air and deferred ground freight product could impair our ability to compete and could have a material adverse effect on our results of operations.
     The profitability of our network depends on our ability to carry sufficient freight to cover the fixed costs of our network, including, but not limited to, aircraft leases, pilots, maintenance and support infrastructure, facilities and trucking costs, working capital needs associated with operating and expanding our ground freight services and certain recurring fixed costs. If we are unable to attract and retain sufficient business from customers willing to pay rates sufficient to cover our costs and generate a profit, our results of operations may be materially adversely affected.
     We derive a significant portion of our revenues from a limited number of customers, and the loss of their business or payment defaults by one or more of them could have a material adverse effect on our results of operations.
     We have over 550 active freight forwarder, logistics company and international and domestic airline customers. During the twelve months ended December 31, 2006, our top 25 customers accounted for more than 51.3% of our total revenue and our top five customers accounted for more than 23.7% of our total revenue. During the twelve months ended December 31, 2006, our top three network customers, Pilot Air Freight, Inc., Eagle Global Logistics, Inc. and AIT Freight Systems, Inc., accounted for 8.6%, 4.8% and 4.1% of our total revenue, respectively. Additionally, our contracts with the USPS accounted for more than 14.7% of our total revenue for the year ended December 31, 2006.
     We do not have material minimum shipping contracts with our customers, including our most significant customers. The loss of one or more of these customers, or a significant reduction in the use of our services by one or more of these customers, could have a material adverse effect on our results of operations.
     We have potential liquidity issues and further financing cannot be guaranteed.
     During 2006 and the first quarter of 2007, we generated significant losses due to, among other things, the on going startup of our ground freight product, acquiring substantially all of the operating assets of ACT, weakness in demand for our air freight product and high fuel expenses. While we believe we have sufficient available cash and borrowing capacity under the Revolving Facility to fund our working capital needs over the next twelve months, there is no assurance that our forecasts will prove to be accurate. If the demand for our expedited freight services continues to be negatively impacted by rising fuel prices or general industry weakness during the remainder of 2007, we may need to raise additional funds, supplement our current sources of liquidity during the next twelve months. Substantially all of our assets are encumbered under the Revolving Facility. If we are required to raise additional funds or supplement our existing sources of liquidity and are unable to do so either on economic terms or at all, our business may be materially adversely affected.
     The terms of our Revolving Facility could restrict our operations.
     Our Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus Master Fund, Ltd., or Laurus, or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. These restrictions may limit our ability to engage in activities which could improve our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions, all of which could have a material adverse effect on our business.
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
     At May 11, 2007, we had a borrowing base of $14.4 million and $10.4 million of outstanding borrowings, which includes $3.9 million to cash collateralize our outstanding letters of credit. In the event of an event of default, our assets or cash flow may not be sufficient to repay fully our borrowings under our Revolving Facility, and we may be unable to refinance or restructure the payments on the Revolving Facility on favorable terms or at all.
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
     A significant portion of the freight transported in our network relates to the automotive, electronics, telecom and related infrastructure equipment, other durable goods and equipment industries and apparel. The demand for the products produced by these industries and, in turn, the demand for our scheduled freight network services for the transportation of freight from these industries has historically trended in relationship to the strength of the U.S. and increasingly, world economies. Furthermore, these industries tend to be seasonal in nature and, as a result, our business is also seasonal with the third and fourth quarters historically having the strongest demand and being the highest revenue quarters. We experienced weak demand during the traditional peak season shipping pattern for 2006 and continue to experience weak demand during the first two quarters of 2007. We believe other domestic freight transportation companies may have also experienced similar weaker than historical demand during this period.
     We have experienced recent changes in senior management that could adversely affect the operation of our business.
     Robert W. Zoller, Jr., who served as the Company’s President and Chief Executive Officer since November 2002, retired as the Company’s President and Chief Executive Officer effective April 30, 2007. Although he remains a member of our Board of Directors and is serving as a consultant to the Company, this is a substantial change for the Company and its management team. An Executive Committee comprised of two of current members of our Board of Directors, Melvin Keating and Joseph Ruffolo, has assumed Mr. Zoller’s responsibilities until a replacement is appointed, if any. This is a significant change in management and could create transitional challenges for us. We cannot be assured that a smooth transition to the management of the Executive Committee has occurred or that we have taken the necessary steps to effect an orderly continuation of our operations during this transitional period.
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
     In conjunction with a review of our aircraft fleet composition plan and Boeing 727-200 cargo aircraft parts and supplies at the end of 2006, we estimated that the recorded cost of a portion of our active inventory and aircraft supplies exceeded fair market value and recorded a $2.3 million lower of cost or market adjustment. As of December 31, 2006, we maintained a surplus inventory parts and supplies valuation reserve of $0.2 million. The carrying value of our inventory, including reserves, was approximately $2.2 million as of December 31, 2006. Any further writedowns could have a material adverse effect on our results of operations.
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
     One of our most significant and variable costs is aircraft fuel. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the three months ended March 31, 2007, we used between 1.5 million and 1.9 million gallons of aircraft fuel per month in our scheduled freight network as compared to between 2.0 million and 2.4 million gallons for the three months ended March 31, 2006. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $200,000.
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
     The pilots of our cargo airline are represented by ALPA, a national union representing airline pilots. We have a Collective Bargaining Agreement with ALPA. The agreement covers all flight crew members of our cargo airline with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires December 1, 2013. On February 9, 2007, we began renegotiations with ALPA as permitted under the Collective Bargaining Agreement on crew member compensation and our matching contributions to our 401(k) plan. Because a settlement was not reached by April 9, 2007, both parties submitted their best and final position to a final offer, or “baseball” style arbitration. We cannot determine if the outcome of the arbitration will have a material adverse effect on our costs or operations.
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
     As a result of the passage of the Aviation and Transportation Security Act, the U.S. Congress created the Transportation Security Administration, or the TSA. By law, the TSA is directed to adopt regulations for the screening of cargo transported on cargo aircraft. The TSA has implemented various regulations involving the security screening of cargo. At this time, the implementation of these regulations has not materially adversely affected our ability to process cargo or materially increased our operating costs.
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
     As of May 11, 2007, our 5% or greater stockholders and their affiliates beneficially owned more than 67.0% of our common stock. These stockholders and their affiliates have substantial influence on and may control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders and their affiliates may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock.
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
     In recent years, the public stock markets have experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to their operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of our common stock could be adversely affected. In addition, although our common stock is traded on the American Stock Exchange, due to the low trading price of our common stock, small changes in the price per share could result in a large percentage change in the price per share.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In March 2007, our Board of Directors declared a dividend for the three months ended March 31, 2007 on our Series B Redeemable Preferred Stock in the amount of $27.61 for each share of Series B Redeemable Preferred Stock issued and outstanding on March 27, 2007. The Company gave the holders of our Series B Redeemable Preferred Stock the option of receiving shares of the Company’s common stock in lieu of cash to settle the dividend. Certain of our 5% or greater stockholders and their affiliates accepted common stock in lieu of cash, and, in April 2007, the Company issued 375,167 shares of our common stock at a price of $0.85 per share to certain of our holders of Series B Redeemable Preferred Stock, equal to approximately $318,892 in cash. No commissions or underwriting fees were paid in connection with the issuance of these securities. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

KITTY HAWK, INC.
By:	/s/ JAMES R. KUPFERSCHMID
James R. Kupferschmid
Vice President - Finance and Chief Financial Officer (Authorized officer and principal financial officer)