Form 10-Q
period 2007-06-30
KITTY HAWK INC
filed 2007-08-20
CIK 932110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock, par value $0.000001 per share, outstanding at August 15, 2007 was 53,545,159.

KITTY HAWK, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394	$9,589
Restricted cash and short-term investments	3,059	250
Trade accounts receivable, net of allowance for doubtful accounts of $500	21,461	26,252
Inventory and aircraft supplies, net of reserve of $200	1,162	2,240
Deposits and prepaid expenses	6,272	3,732
Prepaid aircraft fuel	638	1,171
Other current assets, net	121	282

Total current assets	33,107	43,516
Property and equipment, net	5,789	7,411
Other long-term assets	5,377	2,896

Total assets	$44,273	$53,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable — trade	$5,359	$7,235
Accrued wages and compensation related expenses	2,434	2,293
Other accrued expenses	8,794	15,973
Taxes payable, other than income taxes	935	890
Current debt	14,318	257

Total current liabilities	31,840	26,648
Other long-term liabilities	710	135

Total liabilities	32,550	26,783

Commitments and contingencies

Series B Redeemable Preferred Stock, $0.01 par value: Authorized shares — 15,000; issued and outstanding — 14,550 at June 30, 2007 and December 31, 2006; cumulated dividends of $1,100 at June 30, 2007 and $900 at December 31, 2006, respectively	12,142	12,142

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 9,985,000; none issued	—	—
Common stock, $0.000001 par value: Authorized shares — 100,000,000 at June 30, 2007 and December 31, 2006; issued and outstanding — 53,543,034 and 52,827,853 at June 30, 2007 and December 31, 2006, respectively	—	—
Additional capital	31,399	26,425
Retained deficit	(31,818)	(11,527)

Total stockholders’ equity (deficit)	(419)	14,898

Total liabilities and stockholders’ equity (deficit)	$44,273	$53,823

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Scheduled freight network	$40,780	$44,263	$79,708	$84,350
ACMI	881	930	1,189	930
Miscellaneous	2,764	275	5,493	275

Total revenue	44,425	45,468	86,390	85,555
Cost of revenue:
Flight expense	7,590	8,189	15,347	16,757
Transportation expense	12,887	12,707	26,649	21,815
Fuel expense	12,007	14,150	22,732	27,354
Maintenance expense	3,697	3,877	7,349	7,611
Freight handling expense	7,857	8,953	16,260	16,953
Depreciation and amortization	822	776	1,704	1,529
Operating overhead expense	4,494	3,298	9,138	6,319

Total cost of revenue	49,354	51,950	99,179	98,338

Gross loss	(4,929)	(6,482)	(12,789)	(12,783)
General and administrative expense	3,007	2,276	6,519	4,578

Operating loss	(7,936)	(8,758)	(19,308)	(17,361)
Other (income) expense:
Interest expense	625	73	695	142
Other, net	(20)	(194)	(115)	(482)

Net loss	(8,541)	(8,637)	(19,888)	(17,021)
Preferred stock dividends accreted	291	296	582	592

Net loss allocable to common stockholders	$(8,832)	$(8,933)	$(20,470)	$(17,613)

Basic loss per share	$(0.16)	$(0.17)	$(0.38)	$(0.34)

Diluted loss per share	$(0.16)	$(0.17)	$(0.38)	$(0.34)

Weighted average common shares outstanding — basic	54,543,740	52,024,419	54,269,435	51,849,914

Weighted average common shares outstanding — diluted	54,543,740	52,024,419	54,269,435	51,849,914

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	52,827,853	$—	$26,425	$(11,527)	$14,898
Net loss	—	—	—	(19,888)	(19,888)
Dividends declared for Series B Redeemable Preferred Stock	375,167	—	319	(403)	(84)
Compensation expense associated with stock option and restricted stock unit grants	—	—	315	—	315
Issuance of warrants associated with revolving facility	—	—	4,298	—	4,298
Issuance of common stock related to exercise of options to acquire stock and conversion of restricted stock units	340,014	—	42	—	42

Balance at June 30, 2007	53,543,034	$—	$31,399	$(31,818)	$(419)

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(19,888)	$(17,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,945	1,689
Gain on disposal of property and equipment	(266)	(570)
Compensation expense related to stock options and restricted stock units	315	388
Write off debt issuance costs	470	—
Provision for allowance for doubtful accounts	54	42
Changes in operating assets and liabilities:
Trade accounts receivable	4,736	(4,974)
Inventory and aircraft supplies	(268)	(240)
Prepaid expenses and other	768	(698)
Accounts payable and accrued expenses	(9,303)	5,461

Net cash used in operating activities	(21,437)	(15,923)
Investing activities:
Proceeds from sale of assets	3,631	1,006
Assets acquired from Air Container Transport, Inc.	(530)	(2,987)
Change in restricted cash	(2,809)	—
Capital expenditures	(263)	(1,170)

Net cash provided by (used in) investing activities	29	(3,151)
Financing activities:
Dividends paid on Series B Redeemable Preferred Stock	(84)	(407)
Net borrowing on revolving facility	13,490	—
Debt issuance costs	(1,604)	—
Borrowings on current debt	924	—
Payments on current debt	(555)	(75)
Proceeds from exercise of stock options	42	71

Net cash provided by (used in) financing activities	12,213	(411)

Net decrease in cash and cash equivalents	(9,195)	(19,485)
Cash and cash equivalents at beginning of period	9,589	26,650

Cash and cash equivalents at end of period	$394	$7,165

Non-cash activities:
Common stock issued in lieu of cash dividends	$319	$—

The accompanying notes are an integral part of these consolidated financial statements.

KITTY HAWK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006, are unaudited (except for the December 31, 2006 condensed consolidated balance sheet, which was derived from the Company’s audited consolidated balance sheet included in the aforementioned Form 10-K) and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

     Stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 is included in the statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Flight expense	$33	$29	$65	$60
Maintenance expense	4	6	7	13
Freight handling expense	13	21	28	43
Operating overhead expense	28	29	59	57
General and administrative expense	65	110	156	215

Total compensation expense	$143	$195	$315	$388

4. OTHER ACCRUED EXPENSES
     Other accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Freight handling expense	$1,765	$8,235
Deferred gain on sale of assets	905	—
Trucking expense	1,919	863
Maintenance expense	753	771
Landing and parking expenses	906	714
Equipment lease expense	90	1,990
Other	2,456	3,400

Total other accrued expenses	$8,794	$15,973

     The other accrued expenses category includes miscellaneous expenses related to, among other things, insurance, diesel fuel, travel, claims for damaged freight and aircraft and facility leases.
5. BUSINESS SEGMENT DATA
     As of June 30, 2007, the Company’s operations were comprised of three segments — a scheduled freight network, a ground transportation services company and a cargo airline. Each segment’s respective financial performance is detailed below. Each segment is currently evaluated on financial performance at the operating income level.
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

		Ground
	Scheduled	Transportation
	Freight	Services	Cargo			Consolidated
	Network	Company	Airline	Other	Eliminations	Balance
	(In thousands)
Three months ended June 30, 2007:
Revenue from external customers	$40,780	$2,620	$1,025	$—	$—	$44,425
Revenue from intersegment operations	—	13,734	10,568	—	(24,302)	—
Depreciation and amortization	143	372	307	107	—	929
Operating income (loss)	(7,634)	(362)	129	(69)	—	(7,936)
Interest expense	4	20	—	601	—	625
Other (income) loss	—	4	—	(24)	—	(20)
Net income (loss)	$(7,638)	$(386)	$129	$(646)	$—	$(8,541)

Total assets	$14,456	$6,649	$8,250	$57,240	$(42,322)	$44,273

Three months ended June 30, 2006:
Revenue from external customers	$44,263	$275	$930	$—	$—	$45,468
Revenue from intersegment operations	—	895	12,763	—	(13,658)	—
Depreciation and amortization	134	—	642	81	—	857
Operating income (loss)	(9,103)	16	329	—	—	(8,758)
Interest expense	10	—	—	63	—	73
Other income	—	—	(32)	(162)	—	(194)
Net income (loss)	$(9,113)	$16	$361	$99	$—	$(8,637)

Total assets	$24,952	$6,290	$9,734	$37,387	$(28,120)	$50,243

Six months ended June 30, 2007:
Revenue from external customers	$79,708	$5,114	$1,568	$—	$—	$86,390
Revenue from intersegment operations	—	26,682	22,004	—	(48,686)	—
Depreciation and amortization	287	724	693	241	—	1,945
Operating income (loss)	(18,509)	(1,198)	468	(69)	—	(19,308)
Interest expense	9	23	—	663	—	695
Other income	—	1	—	(116)	—	(115)
Net income (loss)	$(18,518)	$(1,222)	$468	$(616)	$—	$(19,888)

Total assets	$14,456	$6,649	$8,250	$57,240	$(42,322)	$44,273

Six months ended June 30, 2006:
Revenue from external customers	$84,350	$275	$930	$—	$—	$85,555
Revenue from intersegment operations	—	895	26,235	—	(27,130)	—
Depreciation and amortization	263	—	1,266	160	—	1,689
Operating income (loss)	(17,868)	16	513	(22)	—	(17,361)
Interest expense	21	—	—	121	—	142
Other income	—	—	(32)	(450)	—	(482)
Net income (loss)	$(17,889)	$16	$545	$307	$—	$(17,021)

Total assets	$24,952	$6,290	$9,734	$37,387	$(28,120)	$50,243
6. EARNINGS PER SHARE
     In March 2003, the Company issued common stock and warrants to purchase 9,814,886 shares of common stock to its former creditors in accordance with its plan of reorganization under its May 2000 Chapter 11 bankruptcy proceeding. These warrants are treated as outstanding shares of common stock for purposes of calculating earnings or loss per share because the $0.000001 per share exercise price of the warrants is nominal. As of June 30, 2007, warrants to purchase 1,076,605 shares of common stock remain outstanding. These warrants expire in 2013.

     A reconciliation of the shares used in the per share computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding — basic	54,543,740	52,024,419	54,269,435	51,849,914
Effect of dilutive securities	—	—	—	—

Weighted average shares outstanding — diluted	54,543,740	52,024,419	54,269,435	51,849,914

Securities excluded from computation due to antidilutive effect:
Due to net loss	2,656,352	6,117,986	2,711,615	21,573,231

Due to out-of-the-money	28,606,780	17,100,578	28,551,517	1,645,333

7. ASSET ACQUISITION
     On June 22, 2006, the Company, through its wholly-owned subsidiary Kitty Hawk Ground, acquired substantially all of the operating assets of Air Container Transport, Inc., or ACT, including: owned and leased trucks and trailers; owner operator agreements; leased facilities; trademarks and intellectual property; and customer and employee lists. At closing, Kitty Hawk Ground also assumed contracts relating to ACT’s leased trucks and trailers, leased operating facilities, other equipment leases and contracts with owner operators. Kitty Hawk Ground did not assume any pre-closing liabilities of ACT, except for limited liabilities expressly set forth in the asset purchase agreement.
     The following table presents unaudited supplemental pro forma information for the three and six months period ended June 30, 2006 as if the ACT assets had been acquired as of January 1, 2006:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share data)
Revenue	$56,077	$107,319
Net loss	$(9,792)	$(18,899)
Basic and diluted loss per share	$(0.18)	$(0.36)
8. RELATED PARTY TRANSACTIONS
     The Company has various agreements and relationships with beneficial owners of 5% or more of the Company’s common stock. See “Item 13. Certain Relationships and Related Transactions” of the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006 for information on these agreements and relationships.
9. REVOLVING FACILITY
     On March 29, 2007, the Company entered into a Security Agreement and Secured Revolving Note, or the Revolving Facility, with Laurus Master Fund, Ltd., or Laurus. In connection therewith, the Company issued to Laurus a five year warrant to purchase up to 8,216,657 shares of Kitty Hawk, Inc. common stock, or the Original Warrant. The exercise price of the Original Warrant was $0.91 per share. On June 29, 2007, as an inducement to Laurus to release its liens on six Boeing 727-200 airframes and eleven JT8D aircraft engines, the Company agreed to cancel the Original Warrant and replace the Original Warrant with two new warrants.
     The first warrant provides a right to purchase 4,000,000 shares of common stock at $0.55 per share, or the First Warrant. The second warrant provides a right to purchase 4,216,657 shares of common stock at the original exercise price of $0.91 per share, collectively with the First Warrant, the New Warrants. All other terms of the Original Warrant remain unchanged, including the requirement that Laurus will not sell any shares for which it has exercised either of the New Warrants prior to March 29, 2008. Laurus also will not sell shares for which it has exercised either of the New Warrants during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of the Company’s common stock for the 22 day trading period immediately preceding the sales.
     The Company determined the aggregate fair value of the New Warrants exceeded the fair value of the Original

Warrant by approximately $0.1 million, which was recorded as additional capital and debt issuance costs and will be amortized over the remaining term of the Revolving Facility.
10. SALE OF AIRFRAMES, ENGINES AND PARTS, LEASEBACK OF AIRFRAMES AND ENGINES AND MAINTENANCE AGREEMENT WITH AIRLEASE
     On June 27, 2007, the Company, through its wholly owned subsidiary, Kitty Hawk Aircargo, Inc., or Aircargo, entered into various agreements with AirLease International, Inc., or AirLease, to sell to AirLease certain parts, sell and leaseback airframes and engines and for AirLease to provide power by the hour maintenance for the airframes. Under the sale agreements, Aircargo sold to AirLease: (1) six Boeing 727-200 airframes, or the Airframes; (2) eleven JT8D aircraft engines, or the Engines; and (3) certain Boeing 727-200 aircraft parts, or the Parts. The aggregate sales price for the Airframes, Engines and Parts was $3.5 million. The Company used the net proceeds of the sale of the Airframes, Engines and Parts to pay down indebtedness. In addition, the Company agreed with Laurus to maintain $1.0 million of the net proceeds as reserves under the Revolving Facility as consideration for the release of Laurus’ security interest in the Airframes, Engines and Parts.
     Under the Airframe Lease Agreement, AirLease will lease the Airframes back to Aircargo effective as of May 1, 2007. The initial maturity date of each Airframe lease ranges from April 2008 to August 2008. The term of each Airframe lease may be extended at the option of Aircargo. In the event Aircargo extends the lease for an Airframe and a “C Check” comes due for such Airframe, AirLease is responsible for the first $850,000 of the expenses for such “C Check,” and Aircargo is responsible for the balance. Aircargo is responsible for maintaining insurance on the Airframes. Additionally, Aircargo and AirLease entered into eleven Aircraft Engine Lease Agreements for the JT8D aircraft engines, under which AirLease will lease the Engines back to Aircargo effective as of May 1, 2007. The leases expire in April 2008, but could end sooner if the Engines must be removed from service for events defined in the agreement, including scheduled airworthiness directives removal dates. The airframe and engine leases are operating leases.
     In connection with the sale of the Parts, Aircargo and AirLease entered into a power by the hour maintenance agreement, under which AirLease would provide maintenance services on certain aircraft parts used on the Airframes effective as of May 1, 2007.
     The sales price of the Airframes, Engines and Parts exceeded book value by approximately $0.9 million which was deferred at June 30, 2007 and will be amortized in proportion to the lease and maintenance payments over the expected term of the leases and the power by the hour maintenance agreement.
11. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The Company has analyzed all filing positions in federal and state tax jurisdictions where it is required to file income tax returns. Major tax jurisdictions of the Company include the federal jurisdiction and the states of Texas, Indiana, California, Pennsylvania and Florida. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to the Company’s tax liability. State tax returns are open to examination for years 2002 through 2006. The Company believes that it is more likely than not that all income tax positions and deductions will be sustained on audit. Accordingly, no reserves for uncertain income tax positions have been recorded in the financial statements pursuant to FIN 48.
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
Recent Developments
     We continued to suffer losses during the first six months of 2007 which has affected our liquidity. Based on current projections, will need to raise additional capital in the form of equity or debt to fund our operations during the second quarter of 2008. See “— Capital Requirements, Capital Resources and Liquidity” for further information.
Executive Overview
     Kitty Hawk is a holding company providing corporate planning and administrative services. We operate through our three wholly-owned subsidiaries, Kitty Hawk Cargo, Kitty Hawk Ground and Kitty Hawk Aircargo.
     Scheduled Freight Network. We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product and a time-definite ground freight product. Our network operates between selected cities in North America, including the continental U.S., Alaska, Hawaii, Canada and Puerto Rico. Most of our expedited air freight product is transported from its city of origination to our hub and sorting facility in Fort Wayne, Indiana before being routed by aircraft or truck to its destination city. Our scheduled expedited ground freight product is routed directly to its destination city or through regional hubs located in Los Angeles, California; San Francisco, California; Seattle, Washington; Dallas, Texas; Atlanta, Georgia; Newark, New Jersey and Fort Wayne, Indiana. As of August 15, 2007, our scheduled freight network offered an expedited overnight and second-morning air freight product to 52 business centers and an expedited time-definite ground freight product to 61 business centers. We have business alliances that allow us to provide freight services to Alaska, Hawaii and Mexico.
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

     For the six months ended June 30, 2007, we generated significant losses due to, among other things, high fuel expenses and weakness in demand for our air and ground freight products. We believe the reduction in demand for our air and ground freight products is attributable to our customers seeking less expensive transportation alternatives due to the continued high cost of fuel which we pass on to our customers in the form of a fuel surcharge, as do other freight transportation companies. We also believe the reduction in demand for our air and ground freight products is attributable to weak economic conditions in the sectors that we serve. We believe other domestic freight transportation companies are also experiencing similar weaker than historical demand during this period. In response to these developments, we have rationalized and continue to adjust our air and ground transportation schedules to better match capacity to demand and have reduced and continue to review our infrastructure costs, including staffing. While we have experienced some improvements from the first half of 2007, we continue to experience weak demand for our air and ground products during the third quarter of 2007 as compared to the third quarter of 2006.
     Ground Transportation. With the June 2006 acquisition of the Air Container Transport, Inc., or ACT, assets, we expanded our ground transportation services company. These assets, along with owner operators and contracted dedicated trucks, are managed by Kitty Hawk Ground and provide dedicated ground transportation services for Kitty Hawk Cargo’s scheduled freight network. Kitty Hawk Ground provides exclusive use vehicles, or EUVs, for the dedicated transportation of truckload freight for a limited number of customers, including international and domestic airlines, which are not operated within the Kitty Hawk Cargo scheduled freight network. Additionally, we provide local transportation services for movement of freight within cities included in our network. For the six months ended June 30, 2007, ground transportation service revenue from external customers was 6.4% of our total revenue. As of August 15, 2007, Kitty Hawk Ground managed 200 owner operators, owned and leased trucks and contracted trucks.
     Cargo Airline. Kitty Hawk Aircargo, our all-cargo airline, primarily provides dedicated air transportation services for Kitty Hawk Cargo’s scheduled freight network. During the six months ended June 30, 2007, Kitty Hawk Aircargo flew 94.9% of its block hours in Kitty Hawk Cargo’s scheduled freight network. As of August 15, 2007, Kitty Hawk Aircargo operated seven Boeing 737-300SF and six Boeing 727-200 cargo aircraft under operating leases and one Boeing 727-200 cargo aircraft available under an aircraft and engine use agreement. Kitty Hawk Aircargo also generates revenue from external customers through ACMI (air transportation service consisting of the aircraft, crew, maintenance and insurance on a contractual basis) and ad-hoc charter (transportation service consisting of the aircraft, crew, maintenance and insurance on an on-demand basis that may also include other costs to operate the aircraft, including aircraft fuel and aircraft handling charges) arrangements and performing airframe maintenance activities for other air carriers. For the six months ended June 30, 2007, approximately 1.4% of our revenue was from ACMI and ad-hoc charter arrangements.
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
     We seek to recapture the increase in aircraft and diesel fuel costs from our customers through increasing our prices and/or through fuel surcharges. We include these fuel surcharges in our scheduled freight revenue. Historically, we have been able to largely offset the rising costs of fuel through these fuel surcharges and/or price increases. However, if due to competitive pressures or other reasons, we are unable to raise our fuel surcharge and/or our prices, we may be forced to absorb increases in fuel costs. As we attempt to recapture the increase in fuel costs, our customers may seek lower cost freight transportation alternatives to our expedited scheduled freight network. If we are unable to continue to maintain or raise our fuel surcharge or our prices sufficiently and/or customers seek lower cost freight transportation alternatives due to continued high fuel surcharges, our financial condition and results of operations could be materially adversely affected.
     Increases in the cost of aircraft fuel increases our working capital requirements because we generally pay for aircraft fuel in advance of providing air freight transportation services and typically do not collect payment for our services until 30 to 45 days after the services are performed. We purchase aircraft fuel from various suppliers at current market prices. We do not currently have any long-term contracts for aircraft fuel, nor do we currently have any agreements to hedge against increases in the price of aircraft fuel. On a regular basis, we review the price and availability of aircraft fuel. If we have the opportunity and ability to execute individual purchases at favorable prices or terms, enter into long-term supply contracts for aircraft fuel or make arrangements to hedge against changes in aircraft fuel prices, we may enter into such agreements or arrangements.
     During the six months ended June 30, 2007, our aircraft fuel averaged $2.10 per gallon as compared to $2.12 per gallon for the six months ended June 30, 2006, a decrease of 0.9%. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the number of flights operated and the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the six months ended June 30, 2007, we used between 1.5 million and 1.9 million gallons of aircraft fuel per month as compared to between 1.9 million and 2.4 million gallons for the six months ended June 30, 2006 in the scheduled freight network. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $200,000.
     Seasonality. Our business is seasonal in nature. In a typical year, demand for our freight service is highest in the third and fourth quarters of the year and weakest in the first and second quarters. Generally, we believe that the demand for expedited air service is susceptible to greater seasonal fluctuations than demand for the expedited, time-definite ground services.
     During 2006 and 2007, we believe our expedited air freight product has been negatively impacted by the rapidly changing and high cost of aircraft fuel, which has resulted in us charging our customers higher total prices as we increased the existing fuel surcharge and raised our prices to offset these costs. We believe this continues to contribute to lower customer demand for our expedited air freight product. Should the record high prices for fuel continue, we believe our customers could continue to be cautious, selectively purchase, or in some cases, limit their reliance on expedited freight services.
     Fixed Costs. We have significant fixed costs which cannot be materially reduced in the short term. Operating the scheduled freight network requires the operation of network hubs and a certain minimum amount of aircraft and trucking operations for each day that we operate. Once chargeable weight and corresponding revenue reaches the break-even point, each additional dollar of revenue contributes a relatively high percentage to operating income. However, if chargeable weight and corresponding revenue do not reach the break-even point, the operations will sustain losses which could be significant depending on the amount of the deficit. Therefore, we typically have seasonal working capital needs in the second and third quarters of the year to the extent that our cash and collections of accounts receivable do not allow us to cover our costs. Since our scheduled freight business is tied to the economic trends of the U.S. economy, we may also incur additional working capital needs throughout the year, if we experience negative economic trends.
Capital Requirements, Capital Resources and Liquidity
     Capital Requirements. In addition to our normal working capital requirements, we believe our cash requirements for the next twelve months include, but are not limited to, projected capital expenditures of less than $1.5 million. Our working capital is also affected by the rising cost of aircraft fuel because we generally pay for fuel in advance of providing air freight transportation services and typically do not recover these increases through our fuel surcharge or higher prices charged to our customers until the billing for the air freight transportation service is collected, which is usually between 30 to 45 days after the service is performed.
     Capital Resources. At June 30, 2007, our net working capital was $1.3 million as compared to $16.9 million at December 31, 2006. The decrease in net working capital was primarily due to funding the $19.9 million of losses incurred in the first six months of 2007 due to weakness in demand for our products and high fuel expenses.
     Revolving Facility. On March 29, 2007, we entered into the Revolving Facility with Laurus. This Revolving Facility replaced the prior $20 million credit facility with PNC Bank, National Association, or PNC. The Revolving Facility provides for borrowings up to $25 million, subject to a borrowing base of up to 90% of eligible receivables and a liquidity reserve of $1.0 million. The Revolving Facility bears interest at prime plus 1.5%, subject to a floor of 9.0% and a cap of 11.0%. There are no financial performance covenants. The Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. The Revolving Facility matures on September 30, 2010. The obligations under the Revolving Facility are secured by substantially all of our assets, including the stock of our subsidiaries. As of August 15, 2007, we had a borrowing base of $15.2 million, outstanding borrowings of $13.0 million and $2.2 million of availability, net of the $1.0 million liquidity reserve. Our outstanding borrowings include $2.7 million to cash collateralize our outstanding letters of credit.
     We also issued to Laurus a five year warrant to purchase up to 8,216,657 shares of our common stock, or the Original Warrant. The exercise price of the Original Warrant was $0.91 per share. The exercise price was not subject to adjustment or reset, other than to reflect stock splits, stock dividends and similar transactions. Pursuant to the terms of the Original Warrant, Laurus agreed not to sell any shares for which it exercised the Original Warrant prior to March 29, 2008. Laurus also agreed not to sell shares for which it exercised the Original Warrant during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of our common stock for the 22 day trading period immediately preceding the sales. The issuance of the Original Warrant was similar to an up front fee paid to the lender for entering into the Revolving Facility. We determined the aggregate fair value of the Original Warrant was approximately $4.2 million, which was recorded as additional capital and debt issuance cost. Debt issuance cost was included in other long-term assets and other current assets and is amortized over the term of the Revolving Facility.
     On June 29, 2007, as an inducement to Laurus to release its liens on six Boeing 727-200 airframes and eleven JT8D aircraft engines, we agreed to cancel the Original Warrant and replace the Original Warrant with two new warrants. The first warrant provides a right to purchase 4,000,000 shares of common stock at $0.55 per share, or the First Warrant. The second warrant provides a right to purchase 4,216,657 shares of common stock at the original exercise price of $0.91 per share, collectively with the First Warrant, the New Warrants. All other terms of the Original Warrant remain unchanged, including the requirement that Laurus will not sell any shares for which it has exercised either of the New Warrants prior to March 29, 2008. Laurus also will not sell shares for which it has exercised either of the New Warrants during a 22 day trading period in a number that exceeds 20% of the aggregate dollar trading volume of the Company’s common stock for the 22 day trading period immediately preceding the sales.
     We determined the aggregate fair value of the New Warrants exceeded the fair value of the Original Warrant by approximately $0.1 million, which was recorded as additional capital and debt issuance costs and will be amortized over the remaining term of the Revolving Facility.
     Liquidity. Our primary source of liquidity is our cash and cash equivalents, cash flow from operations, sales of assets and utilization of our Revolving Facility.
     At June 30, 2007, cash and cash equivalents were $0.4 million as compared to $9.6 million at December 31, 2006, and we had $4.1 million of unused availability under the Laurus Revolving Facility, net of a $1.0 million liquidity reserve, compared to $13.6 million of unused availability under the prior credit facility with PNC, net of a $2.0 million liquidity reserve, at December 31, 2006. The decrease in cash and cash equivalents of $9.2 million is a result of using $21.4 million to fund our operations. Offsetting this decrease was generating $0.1 million in investing activities and $12.2 million provided by financing activities. Our investing activities generated $3.6 million of proceeds from the sale of our assets offset by placing $2.8 million in restricted cash to secure our outstanding letters of credit, paying $0.5 million for the final installment of the June 2006 acquisition of the operating assets from ACT and spending $0.3 million for capital expenditures. Our financing activities included net borrowings of $13.5 million on the Revolving Facility and $0.4 million on notes payable to finance our insurance premiums offset by spending $1.6 million in debt issuance costs related to the Revolving Facility. At August 15, 2007, we had $0.6 million of cash on hand and $2.2 million of unused availability, net of the $1.0 million liquidity reserve, under our Revolving

Facility with Laurus.
     On June 27, 2007, the Company, through its wholly owned subsidiary, Kitty Hawk Aircargo, Inc., or Aircargo, entered into various agreements with AirLease International, Inc., or AirLease, to sell to AirLease certain parts, sell and leaseback all of the Company’s owned airframes and engines and for AirLease to provide power by the hour maintenance for the airframes. The aggregate sales price for the Airframes, Engines and Parts was $3.5 million. We used the net proceeds of the sale of the Airframes, Engines and Parts to pay down indebtedness. In addition, we agreed with Laurus to maintain $1.0 million of the net proceeds as reserves under the Revolving Facility as consideration for the release of Laurus’ security interest in the Airframes, Engines and Parts.
     Under these new lease agreements, we will incur additional flight expense of approximately $1.9 million, prior to the amortization of the $0.9 million deferred gain, over the term of the airframe and engine leases based on the minimum lease payments. We do not expect to incur additional maintenance expense under the power by the hour agreement as the minimum payments under the agreement of approximately $0.5 million is not expected to exceed the maintenance expense we would have incurred if the parts had not been sold.
     During the first six months of 2007, we continued to experience weakness in demand for our air and ground freight products and suffered significant losses. We believe the weakness in demand was caused by high fuel prices and economic conditions affecting the electronics, telecom and related infrastructure equipment, automotive, other durable goods and equipment industries in which our primary customers operate. We have taken actions throughout 2007 to reduce our network capacity in line with reduced demand expectations and significantly reduced costs in general, including, but not limited to, flying less block hours in the network, transitioning from purchased ground transportation to owner operators and company drivers and a reduction in staffing. We have also taken actions to strengthen our presence in the marketplace and expand our sales efforts. We believe these actions have been effective in reducing costs, maximizing revenues in a weak demand environment and positioning the Company for improved results if the economic conditions affecting the industries in which our customers operate and demand for our products improve; however, there is no assurance that such improvements will occur.
     At August 15, 2007, based on current forecasts that anticipate continued high fuel costs and limited improvements in demand for our products, we will require additional debt or equity financing to fund our operations during the second quarter of 2008. In July 2007, we retained Raymond James & Associates as our investment banker to work with the Board of Directors and senior management to assist in evaluating our strategic alternatives that may include, but are not limited, to raising additional capital, altering operations or a sale of the Company. However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. The inability to secure additional funding when and as needed will likely have a material adverse effect on our operations and cash flows.
Explanation of Statement of Operations Items
     Revenue. Included in our revenue are the following major categories:
•	Scheduled Freight Network Revenue, which is generated from our expedited air and ground freight products provided by our scheduled freight network. We consider expedited freight service as freight transported on our air product on an overnight or second-morning basis or on our ground product on a time-definite basis as determined by our schedules. It also includes revenue generated from our fuel and security surcharges. The fuel surcharge seeks to mitigate the increases in our fuel expense resulting from higher fuel prices. The security surcharge seeks to mitigate the increased costs of security measures that have been implemented as a result of regulations adopted by the Transportation Security Administration;

•	ACMI Revenue, which is generated from contracts with third parties by our cargo airline under which we generally provide the aircraft, crew, maintenance and insurance; and

•	Miscellaneous Revenue, which is generated from ad-hoc charters provided by our cargo airline, maintenance revenue, freight handling services provided for third parties, providing EUV or contracted service to third parties and local transportation trucking services.

     Cost of Revenue. Included in our cost of revenue are the following major categories:
•	Flight Expense, which consists of costs related to the flight operations of our cargo airline, including:
•	flight crew member wages, benefits, training and travel;

•	leased aircraft and engines operated and flown by Kitty Hawk Aircargo;

•	insurance costs related to aircraft operated and flown by Kitty Hawk Aircargo; and

•	flight operations and airline management costs, including associated wages and benefits.
•	Transportation Expense, which consists of costs related to the physical movement of freight within our network and which is not otherwise classified as flight expense, including:
•	third party aircraft charter expense;

•	aircraft ground operating costs, such as landing and parking fees charged by airports and the cost of deicing aircraft;

•	leased trucks operated by Kitty Hawk Ground and leased trailers;

•	driver wages and benefits;

•	contracted trucking expenses between cities in our scheduled network, including owner operator costs and surcharges for diesel fuel not purchased by us; and

•	pickup and/or final delivery expenses as directed by customers.
•	Fuel Expense, which consists of the all-inclusive cost of all aircraft fuel consumed in our expedited scheduled air network and on ad-hoc charters that include aircraft fuel in the charter service, the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft and the cost of diesel fuel and all related taxes, fees and surcharges for trucks operated by our employees.

•	Maintenance Expense, which consists of costs to maintain airframes and aircraft engines operated by our cargo airline and trucks operated by our ground transportation company, including:
•	payments related to the Boeing 737-300SF cargo aircraft power-by-the-hour maintenance contract;

•	wages and benefits for maintenance, records and maintenance management personnel;

•	costs for third party maintenance; and

•	costs of aircraft and truck parts and supplies.
•	Freight Handling Expense, which consists of the costs of loading and unloading freight on aircraft and trucks operating within our scheduled freight network, including:
•	wages and benefits for our Fort Wayne, Indiana hub sort and ramp operations personnel;

•	contract services to warehouse, load and unload aircraft and trucks principally at outstation cargo facilities; and

•	wages and benefits for our regional hub personnel, other company operated outstations and field operations managers.
•	Depreciation and Amortization, which consists of depreciation and amortization expense for our previously owned airframes and aircraft engines, trucks, trailers, freight-handling equipment and capitalized software as well as the amortization of certain intangible assets associated with the acquisition of the operating assets of ACT.
•	Operating Overhead Expense, which consists of direct overhead costs related to operating our scheduled freight network, ground transportation company and cargo airline, including:
•	wages and benefits for operational managers, sales representatives and customer service personnel of Kitty Hawk Cargo and Kitty Hawk Ground;

•	scheduled freight network sales and marketing expenses;

•	rent and utilities;

•	bad debt expense; and

•	general operational office expenses.
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
Critical Accounting Policies
     For a discussion of our critical accounting policies refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. During 2007, we have added the following critical accounting policy:
     Valuation of Long-Lived Assets
     In accordance with SFAS No. 144, we periodically monitor the carrying values of long-lived assets for potential impairment based on whether events have occurred that suggest the value of the long-lived assets may be impaired. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to our products, to the respective carrying values. If potential impairment is identified for long- lived assets to be held and used, we compare the fair value of the long-lived assets to the current carrying values of the related assets. We record impairment when the carrying values exceed the fair value.
     Due to the losses allocable to our ground freight product since acquiring the operating assets of ACT, we have performed an assessment as to whether our long-lived assets are impaired as of June 30, 2007. As allowed by SFAS No. 144, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Since the intangible assets acquired as a result of acquiring the operating assets of ACT, specifically, the non-compete agreements, customer relationships and trade names, do not have separately identifiable cash flows within our operations, we believe the lowest level for which there are separately identifiable cash flows for such long-lived assets is the operations of our ground freight product.
     We estimated our future cash flows related to our ground freight product through 2010 using our estimates of growth in revenues, growth in operating income, and market competition. We believe that over the next 24 months our ground freight product revenues will continue to grow and begin to produce positive cash flows. Based on our estimates of future undiscounted cash flows for our ground freight product through 2010, we have concluded there is no impairment to our long-lived assets. Any changes in the estimates used could have an effect upon our assessment. There can be no assurance that our estimates will prove to be correct.
     The long-lived assets of our ground freight product have a carrying value of $4.5 million at June 30, 2007. If our cumulative revenues through 2010 are more than $24.8 million below our forecast of $281.0 million, our long-lived assets will likely be considered impaired.
Results of Operations
QUARTER ENDED JUNE 30, 2007 COMPARED TO THE QUARTER ENDED JUNE 30, 2006
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Three months ended June 30,
	2007	2006
Revenue:
Scheduled freight	91.8%	97.3%
Other	8.2	2.7

Total revenue	100.0	100.0
Cost of revenue	111.1	114.3

Gross loss	(11.1)	(14.3)
General and administrative expenses	6.8	5.0

Operating loss	(17.9)	(19.3)
Other (income) expense:
Interest expense	1.4	0.1
Other income	(0.1)	(0.4)

Total interest and other (income) expense	1.3	(0.3)

Net loss	(19.2)%	(19.0)%

REVENUE
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Three months ended June 30,
	2007		2006		Dollar	Percentage
		Percentage		Percentage	Change	Change
		of Total		of Total	from 2006	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007	to 2007
	(Dollars in thousands)
Scheduled freight	$40,780	91.8%	$44,263	97.3%	$(3,483)	(7.9)%
Other:
ACMI	881	2.0	930	2.1	(49)	(5.3)
Miscellaneous	2,764	6.2	275	0.6	2,489	905.1

Total revenue	$44,425	100.0%	$45,468	100.0%	$(1,043)	(2.3)%

     Scheduled Freight Network. For the three months ended June 30, 2007, the $3.5 million decrease in our scheduled freight network revenue was due to a 44.8% decrease in our average yield offset by a 77.8% increase in our chargeable weight as compared to the three months ended June 30, 2006. Approximately $7.4 million of the decrease was attributable to revenue from our expedited air freight product which decreased from $37.6 million for the three months ended June 30, 2006 to $30.2 million for the three months ended June 30, 2007. This decrease was offset by a $3.9 million increase in revenue attributable to our expedited ground freight product which increased from $6.7 million for the three months ended June 30, 2006 to $10.6 million for the three months ended June 30, 2007. Our chargeable weight increase was due to the expansion of our network through the acquisition of substantially all of the operating assets of ACT in June 2006. Our average yield decrease was primarily due to a change in the mix of our products as the expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the three months ended June 30, 2007 and 2006, our ACMI revenue was due to operating one aircraft under an ACMI contract.
     Miscellaneous. For the three months ended June 30, 2007, our miscellaneous revenue was primarily related to EUVs and contracted service to our customers outside of our network and flying ad-hoc charter services for several customers.
COST OF REVENUE
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Three months ended June 30,
	2007		2006		Dollar	Percentage
		Percentage		Percentage of	Change of	Change
	Cost of	of Total	Cost of	Total	from 2006	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007	to 2007
	(Dollars in thousands)
Flight expense	$7,590	17.1%	$8,189	18.0%	$(599)	(7.3)%
Transportation expense	12,887	29.0	12,707	28.0	180	1.4
Fuel expense	12,007	27.0	14,150	31.1	(2,143)	(15.1)
Maintenance expense	3,697	8.3	3,877	8.5	(180)	(4.6)
Freight handling expense	7,857	17.7	8,953	19.7	(1,096)	(12.2)
Depreciation and amortization	822	1.9	776	1.7	46	5.9
Operating overhead expense	4,494	10.1	3,298	7.3	1,196	36.3

Total cost of revenue	$49,354	111.1%	$51,950	114.3%	$(2,596)	(5.0)%

     Flight Expense. For the three months ended June 30, 2007, flight expense decreased $0.6 million, or 7.3%, compared to the three months ended June 30, 2006. This decrease was primarily a result of lower aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense decreased $0.4 million due to lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 297 less revenue block hours in the scheduled freight network, a decrease of 5.1%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due primarily to reductions in our flight schedule and changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 55 more revenue block hours related to our ACMI and ad-hoc charter transportation services for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Crew costs decreased $0.1 million due in part to less revenue block hours operated by the fleet. Our aircraft insurance expense decreased $0.1 million due in part to reduced premiums for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
     Transportation Expense. For the three months ended June 30, 2007, transportation expense increased $0.2 million, or 1.4%, from the three months ended June 30, 2006. This increase is primarily due to an increase in our network trucking expense to provide our expedited ground freight product, including purchased transportation costs and owner operator expenses, due to the significant expansion to the network during 2006, including the June 2006 acquisition of substantially all of the operating assets of ACT. Offsetting this increase was a $0.9 million decrease in chartered aircraft expense due to flying 282 less block hours from a chartered aircraft operating in the scheduled freight network during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, a decrease of 54.3%.

     Fuel Expense. Fuel expense is comprised of aircraft fuel used in the aircraft operated in the scheduled freight network and diesel fuel used in our owned and leased trucks operated in our scheduled freight network. For the three months ended June 30, 2007, fuel expense decreased $2.1 million, or 15.1%, as compared to the three months ended June 30, 2006.
     Aircraft fuel expense decreased approximately $2.7 million resulting from a $2.6 million decrease in fuel consumption and a $0.1 million decrease in the average cost of aircraft fuel. Our average cost per gallon of aircraft fuel decreased $0.01, or 0.5%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The number of gallons used in our scheduled freight network decreased by approximately 1.2 million gallons, or 18.7%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease in fuel consumption is primarily due to our fuel conservation efforts and less revenue hours flown in the network.
     Operating the trucks acquired from ACT in our network during June 2006 contributed $0.7 million to total fuel expense for the three months ended June 30, 2007 as compared to $0.1 million for the three months ended June 30, 2006.
     Maintenance Expense. For the three months ended June 30, 2007, maintenance expense decreased $0.2 million, or 4.6%, as compared to the three months ended June 30, 2006. Of this change, maintenance expense related to our owned and leased trucks since their acquisition in June 2006 increased $0.4 million and maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, increased $0.2 million due to more revenue block hours on these aircraft. These increases were offset by $0.2 million less maintenance expense related to operating the Boeing 727-200 cargo aircraft due to a reduction in the number of aircraft flying resulting in lower external labor costs. We utilized $0.3 million less inventory related to aircraft maintenance which resulted from the lower of cost or market adjustment that was recorded in 2006 and flying 26.4% less hours on the Boeing 727-200 cargo aircraft as well as incurring $0.1 million less in aircraft engineering costs.
     Freight Handling Expense. For the three months ended June 30, 2007, freight handling expense decreased $1.1 million, or 12.2%, as compared to the three months ended June 30, 2006. The decrease in freight handling expense was primarily attributable to a 50.6% decrease in freight handling expense per pound of chargeable weight for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to handling an increased percentage of the system chargeable weight by our own employees at some of our regional hubs and outstations, and to a lesser extent, volume discounts available under our freight handling contracts.
     Depreciation and Amortization. For the three months ended June 30, 2007, depreciation and amortization expense increased $0.1 million, or 5.9%, as compared to the three months ended June 30, 2006. This increase is primarily due to depreciating the operating assets acquired from ACT and amortizing the intangible assets associated with the ACT transaction offset by some assets becoming fully depreciated prior to June 30, 2007 without incurring a significant amount of capital expenditures to replace or extend the life of those assets.
     Operating Overhead Expense. For the three months ended June 30, 2007, operating overhead increased $1.2 million, or 36.3%, as compared to the three months ended June 30, 2006. The increase is primarily attributable to the expansion of our network with the acquisition of the operating assets of ACT and operating our ground transportation services company. This activity resulted in increased outstation lease expense related to our new regional hubs and other service terminals, increased property, trucking liability and workers compensation insurance costs and increased administrative wages for management, safety and customer service personnel. Additionally, our allowance for doubtful accounts increased $0.1 million during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.
GROSS LOSS
     As a result of the foregoing, for the three months ended June 30, 2007, we recognized a gross loss of $4.9 million as compared to $6.5 million for the three months ended June 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense increased $0.7 million, or 32.1%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. We incurred $0.1 million more in general and administrative wages related to operating the assets acquired from ACT and $0.4 million of higher professional fees related to strategic planning initiatives, management and Board of Directors changes, the repricing of the Original Warrant with Laurus and our crew member labor contract negotiations currently in arbitration. Additionally, general and administrative expense for the three months ended June 30, 2007 was further increased by $0.2 million of fewer gains from the sale of assets as compared to the three months ended June 30, 2006.
INTEREST EXPENSE
     Interest expense increased $0.6 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to a higher outstanding balance on the Revolving Facility.
OTHER INCOME
     Other income decreased $0.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to less interest income earned due to carrying a lower average cash balance.
INCOME TAXES
     For the three months ended June 30, 2007, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
     The following table presents, for the periods indicated, our consolidated statement of operations data expressed as a percentage of total revenue:

	Six months ended June 30,
	2007	2006
Revenue:
Scheduled freight	92.3%	98.6%
Other	7.7	1.4

Total revenue	100.0	100.0
Cost of revenue	114.8	114.9

Gross loss	(14.8)	(14.9)
General and administrative expenses	7.5	5.4

Operating loss	(22.3)	(20.3)
Other (income) expense:
Interest expense	0.8	0.2
Other income	(0.1)	(0.6)

Total interest and other (income) expense	(0.7)	(0.4)

Net loss	(23.0)%	(19.9)%

REVENUE
     General. The following table presents, for the periods indicated, the components of our revenue in dollars and as a percentage of our total revenue and the percentage change from period-to-period:

	Six months ended June 30,
	2007		2006		Dollar	Percentage
		Percentage		Percentage	Change	Change
		of Total		of Total	from 2006	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007	to 2007
	(Dollars in thousands)
Scheduled freight	$79,708	92.3%	$84,350	98.6%	$(4,642)	(5.5)%
Other:
ACMI	1,189	1.4	930	1.1	259	27.8
Miscellaneous	5,493	6.3	275	0.3	5,218	1,897.5

Total revenue	$86,390	100.0%	$85,555	100.0%	$835	1.0%

     Scheduled Freight Network. For the six months ended June 30, 2007, the $4.6 million decrease in our scheduled freight network revenue was due to a 50.7% decrease in our average yield offset by a 104.1% increase in our chargeable weight as compared to the six months ended June 30, 2006. Approximately $15.1 million of the decrease was attributable to revenue from our expedited air freight product which decreased from $74.5 million for the six months ended June 30, 2006 to $59.4 million for the six months ended June 30, 2007. This decrease was offset by a $10.5 million increase in revenue attributable to our expedited ground freight product which increased from $9.8 million for the six months ended June 30, 2006 to $20.3 million for the six months ended June 30, 2007. Our chargeable weight increase was due to the expansion of our network through the acquisition of substantially all of the operating assets of ACT in June 2006. Our average yield decrease was primarily due to a change in the mix of our products as the expedited ground freight product has substantially higher volumes at lower yields than our expedited air freight product. The decrease in yield was partially offset by a higher fuel surcharge on our air freight product as we sought to recover the increases in our aircraft fuel costs.
     ACMI. For the six months ended June 30, 2007 and 2006, our ACMI revenue was due to operating one aircraft under an ACMI contract.
     Miscellaneous. For the six months ended June 30, 2007, our miscellaneous revenue was primarily related to EUVs and contracted service to our customers outside of our network and flying ad-hoc charter services for several customers. For the six months ended June 30, 2006, our miscellaneous revenue was primarily related to EUVs and contracted service to our customers outside of our network.
COST OF REVENUE
     General. The following table presents, for the periods indicated, the components of our cost of revenue in dollars and as a percentage of total revenue and the percentage change of the components of our cost of revenue from period-to-period:

	Six months ended June 30,
	2007		2006		Dollar	Percentage
		Percentage		Percentage of	Change	Change
	Cost of	of Total	Cost of	Total	from 2006	from 2006
	Revenue	Revenue	Revenue	Revenue	to 2007	to 2007
	(Dollars in thousands)
Flight expense	$15,347	17.7%	$16,757	19.6%	$(1,410)	(8.4)%
Transportation expense	26,649	30.9	21,815	25.5	4,834	22.2
Fuel expense	22,732	26.3	27,354	31.9	(4,622)	(16.9)
Maintenance expense	7,349	8.5	7,611	8.9	(262)	(3.4)
Freight handling expense	16,260	18.8	16,953	19.8	(693)	(4.1)
Depreciation and amortization	1,704	2.0	1,529	1.8	175	11.4
Operating overhead expense	9,138	10.6	6,319	7.4	2,819	44.6

Total cost of revenue	$99,179	114.8%	$98,338	114.9%	$841	0.9%

     Flight Expense. For the six months ended June 30, 2007, flight expense decreased $1.4 million, or 8.4%, as compared to the six months ended June 30, 2006. This decrease was primarily a result of lower aircraft lease expense, crew costs and aircraft insurance expense.
     Our aircraft lease expense decreased $0.8 million due to lower utilization on the Boeing 727-200 cargo airframes and aircraft engines operated under an aircraft and engine use agreement. Our aircraft flew a total of 1,705 less revenue block hours in the scheduled freight network, a decrease of 14.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due primarily to reductions in our flight schedule and changes in routing of aircraft for operating efficiencies. Our aircraft flew a total of 207 more revenue block hours related to our ACMI and ad-hoc charter transportation services for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Crew costs decreased $0.4 million due in part to less revenue block hours operated by the fleet. Our aircraft insurance expense decreased $0.2 million due in part to reduced premiums for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
     Transportation Expense. For the six months ended June 30, 2007, transportation expense increased $4.8 million, or 22.2%, from the six months ended June 30, 2006. This increase is primarily due to an increase in our network trucking expense to provide our expedited ground freight product, including purchased transportation costs and owner operator expenses, due to the significant expansion to the network during 2006, including the June 2006 acquisition of substantially all of the operating assets of ACT.
     Fuel Expense. Fuel expense is comprised of aircraft fuel used in our owned and leased aircraft and aircraft chartered into the scheduled freight network and diesel fuel used in our owned and leased trucks operated in our scheduled freight network. For the six months ended June 30, 2007, fuel expense decreased $4.6 million, or 16.9%, as compared to the six months ended June 30, 2006.
     Aircraft fuel expense decreased approximately $5.8 million resulting from a $5.6 million decrease in fuel consumption and a $0.2 million decrease in the average cost of aircraft fuel. Our average cost per gallon of aircraft fuel decreased $0.02, or 0.9%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The number of gallons used in our scheduled freight network decreased by approximately 2.6 million gallons, or 20.7%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease in fuel consumption is primarily due to our fuel conservation efforts and less revenue hours flown in the network.
     Operating the trucks acquired from ACT in our network during June 2006 contributed $1.4 million to total fuel expense for the six months ended June 30, 2007 as compared to $0.1 million for the six months ended June 30, 2006.
     Maintenance Expense. For the six months ended June 30, 2007, maintenance expense decreased $0.3 million, or 3.4%, as compared to the six months ended June 30, 2006. Of this change, maintenance expense related to our owned and leased trucks since their acquisition in June 2006 increased $0.8 million and maintenance expense related to the Boeing 737-300SF cargo aircraft under a third-party maintenance agreement, which provides for “power-by-the-hour” payments and fixed monthly costs, subject to annual escalations, increased $0.3 million due to more revenue block hours on these aircraft. These increases were offset by $0.5 million less maintenance expense related to operating the Boeing 727-200 cargo aircraft due to a reduction in the number of aircraft flying resulting in lower external labor costs. We utilized $0.4 million less inventory related to aircraft maintenance which resulted from the lower of cost or market adjustment that was recorded in 2006 and flying 34.8% less hours on the Boeing 727-200 cargo aircraft as well as incurring $0.3 million less in aircraft engineering costs.
     Freight Handling Expense. For the six months ended June 30, 2007, freight handling expense decreased $0.7 million, or 4.1%, as compared to the six months ended June 30, 2006. The decrease in freight handling expense was primarily attributable to a 53.0% decrease in freight handling expense per pound of chargeable weight for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to handling an increased percentage of the system chargeable weight by our own employees at some of our regional hubs and outstations and, to a lesser extent, volume discounts available under our freight handling contracts.
     Depreciation and Amortization. For the six months ended June 30, 2007, depreciation and amortization expense increased $0.2 million, or 11.4%, as compared to the six months ended June 30, 2006. This increase is primarily due to depreciating the operating assets acquired from ACT and amortizing the intangible assets associated with the ACT transaction offset by some assets becoming fully depreciated prior to June 30, 2007 without incurring a significant amount of capital expenditures to replace or extend the life of those assets.
     Operating Overhead Expense. For the six months ended June 30, 2007, operating overhead increased $2.8 million, or 44.6%, as compared to the six months ended June 30, 2006. The increase is primarily attributable to the expansion of our network with the acquisition of the operating assets of ACT and operating our ground transportation services company. This activity resulted in increased outstation lease expense related to our new regional hubs and other service terminals, increased property, trucking liability and workers compensation insurance costs and increased administrative wages for management, safety and customer service personnel.
GROSS LOSS
     As a result of the foregoing, we recognized a gross loss of $12.8 million for the six months ended June 30, 2007 as compared to a gross loss of $12.8 million for the six months ended June 30, 2006.
GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense increased $1.9 million, or 42.4%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to incurring $0.2 million of fees related to terminating our bank agreement with PNC when it was replaced by an agreement with Laurus and writing off $0.5 million of debt issuance costs that were capitalized related to the PNC agreement. We also incurred $0.3 million more in general and administrative wages related to operating the assets acquired from ACT and $0.5 million of higher professional fees related to strategic planning initiatives, management and Board of Directors changes, the repricing of the Original Warrant with Laurus and our crew member labor contract negotiations currently in arbitration. Additionally, general and administrative expense for the six months ended June 30, 2007 was further increased by $0.3 million of fewer gains from the sale of assets compared to the six months ended June 30, 2006.
INTEREST EXPENSE
     Interest expense increased $0.6 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to a higher outstanding balance on the Revolving Facility.
OTHER INCOME
     Other income decreased $0.4 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to less interest income earned due to carrying a lower average cash balance.
INCOME TAXES
     For the six months ended June 30, 2007, we recognized no tax benefit associated with our operating losses because we continue to provide a full valuation allowance on our deferred tax assets.
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

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q. These risks, uncertainties and other important factors include, among others:
•	the ability to raise additional debt or equity on economic terms or at all;

•	loss of key suppliers, significant customers or key management personnel;

•	increased competition, including the possible impact of any mergers, alliances or combinations of competitors;

•	increases in the cost and/or decreases in the availability of aircraft fuel and/or diesel fuel and our ability to recapture increases in the cost of such fuel through the use of fuel surcharges and/or price increases;

•	with respect to our scheduled freight network, the continuing high cost of aircraft and diesel fuel leading to a higher total price for our services which impacts the freight purchasing decision for our customers and/or shippers resulting in a shift to less expensive modes of transportation;

•	limitations upon financial and operating flexibility due to the terms of our Revolving Facility;

•	changes in our capital resources and liquidity;

•	financial costs and operating limitations imposed by both the current and potential additional future unionization of our workforce;

•	payment defaults by our customers;

•	write-downs of the value of the assets acquired by us from ACT;

•	changes in the cost of Boeing 737-300SF and Boeing 727-200 cargo aircraft maintenance outside the scope of our power-by-the-hour maintenance agreements;

•	changes in general economic conditions;

•	changes in the cost and availability of ground handling and storage services;

•	changes in the cost and availability of aircraft or replacement parts;

•	changes in our business strategy or development plans;

•	changes in government regulation and policies, including regulations affecting maintenance requirements for, and availability of, aircraft and airworthiness directives or service bulletins;

•	foreign political instability and acts of war or terrorism;

•	adverse litigation judgments or awards;

•	the ability to attract and retain customers and freight volumes for our scheduled freight network;

•	findings of environmental contamination and/or the cost of remediation;

•	limitations in our ability to find, acquire and integrate replacement aircraft for our Boeing 727-200 cargo aircraft under terms and conditions that are satisfactory to us; and

•	limitations in our ability to offset income with our future deductible tax attributes.

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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our authorized Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, our authorized Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

ITEM 1A. RISK FACTORS
Risks Relating to Our Business
     We have liquidity issues and need to raise additional funding, however, further financing cannot be guaranteed.
     During the first six months of 2007, we continued to experience weakness in demand for our air and ground freight products and suffered significant losses. We believe the weakness in demand was caused by high fuel prices and economic conditions affecting the electronics, telecom and related infrastructure equipment, automotive, other durable goods and equipment industries in which our primary customers operate. We have taken actions throughout 2007 to reduce our network capacity in line with demand expectations and significantly reduced costs in general including, but not limited to, flying less block hours in the network, transitioning from purchased ground transportation to owner operators and company drivers and a reduction in staffing. We have also taken actions to strengthen our presence in the marketplace and expand our sales efforts. We believe these actions have been effective in reducing costs, maximizing revenues and positioning the Company for improving results if the economic conditions affecting the industries in which our customers operate and demand for our products improve; however, there is no assurance that such improvements will occur.
     At August 15, 2007, we had $0.6 million of cash on hand and $2.2 of availability under the Revolving Facility. Based on current forecasts that anticipate continued high fuel costs and limited improvements in demand for our products, we will require additional debt or equity financing to fund our operations. In July 2007, we retained Raymond James & Associates as our investment banker to work with the Board of Directors and senior management to assist in evaluating our strategic alternatives that may include, but are not limited, to raising additional capital, altering operations or a sale of the Company. However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. The inability to secure additional funding when and as needed will likely have a material adverse effect on our operations.
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
     We operate an independent primarily airport-to-airport scheduled freight network that provides two products for predominantly heavy weight and oversized freight, an expedited overnight and second-morning air product to 52 business centers and a time-definite ground freight product to 61 cities as of August 15, 2007. Our growth plans for our ground freight product will place significant demands on our management and operating personnel. If we are unable to manage the growth of our ground freight product effectively, our business, results of operations and financial condition may be materially adversely affected. Accordingly, our business and future operating results will depend on the ability of our management and operating personnel to expand our ground freight product.

     Our inability to attract and retain sufficient business from customers at economical prices for our air and ground freight products could impair our ability to compete and could have a material adverse effect on our results of operations.
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
     We have over 1,000 active freight forwarder, logistics company and international and domestic airline customers. During the twelve months ended December 31, 2006, our top 25 customers accounted for more than 51.3% of our total revenue and our top five network customers accounted for more than 23.7% of our total revenue. During the twelve months ended December 31, 2006, our top three network customers, Pilot Air Freight, Inc., Eagle Global Logistics, Inc. and AIT Freight Systems, Inc., accounted for 8.6%, 4.8% and 4.1% of our total revenue, respectively. Additionally, our contracts with the United States Postal Service, or the USPS, accounted for more than 14.7% of our total revenue for the year ended December 31, 2006. In June 2007, we were advised by the USPS that it was unlikely that the USPS would operate a daytime air and ground network for holiday season mail, or C-NET network, in 2007. Management of the USPS C-NET network in 2006 was a significant source of revenue for Kitty Hawk; however, even if the USPS does not operate the C-NET network in 2007, we expect to generate revenue in the fourth quarter of 2007 from providing air and ground transportation services to the USPS for holiday season mail.
     We do not have material minimum shipping contracts with our customers, including our most significant customers. The loss of one or more of these customers, or a significant reduction in the use of our services by one or more of these customers, could have a material adverse effect on our results of operations.
     The terms of our Revolving Facility could restrict our operations.
     Our Revolving Facility contains non-financial covenants that restrict our ability to, among other things: engage in mergers, consolidations, or other reorganizations; create or permit liens on assets; dispose of certain assets; incur certain indebtedness; guarantee obligations; pay dividends or other distributions (other than dividends on our Series B Redeemable Preferred Stock); materially change the nature of our business; make certain investments; make certain loans or advances; prepay certain indebtedness (with the exception of Laurus, or in the ordinary course of business); change our fiscal year or make changes in accounting treatment or reporting practices except as required by GAAP or the law; enter into certain transactions with affiliates; or form new subsidiaries. These restrictions may limit our ability to engage in activities which could improve our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions, all of which could have a material adverse effect on our business.
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
     At August 15, 2007, we had a borrowing base of $15.2 million and $13.0 million of outstanding borrowings, net of a $1.0 million reserve, which includes $2.7 million to cash collateralize our outstanding letters of credit. In the event of an event of default, our assets or cash flow may not be sufficient to repay fully our borrowings under our Revolving Facility, and we may be unable to refinance or restructure the payments on the Revolving Facility on favorable terms or at all.
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
     Robert W. Zoller, Jr., who served as the Company’s President and Chief Executive Officer since November 2002, retired as the Company’s President and Chief Executive Officer effective April 30, 2007. Although he remains a member of our Board of Directors and is serving as a consultant to the Company, this is a substantial change for the Company and its management team. An Executive Committee comprised of two current members of our Board of Directors, Melvin Keating and Joseph Ruffolo, has assumed Mr. Zoller’s responsibilities until a replacement is appointed, if any. This is a significant change in management and could create transitional challenges for us. We cannot be assured that an effective transition to management by the Executive Committee has occurred or that we have taken the necessary steps to effect an orderly continuation of our operations during this transitional period.
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
     Writedowns of the value of our long-lived assets could have a material adverse effect on our results of operations.
     We periodically monitor the carrying values of long-lived assets for potential impairment based on whether events have occurred that suggest the value of the long-lived assets may be impaired. If we determine that the current carrying value of the long-lived assets exceeds the fair market value of the long-lived assets, we would be required to write down the value of some or all of these assets. Any writedown could have a material adverse effect on our results of operations.
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
     We have a $15.0 million business interruption insurance policy to both offset the cost of, and compensate us for, certain events which interrupt our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to select our level of coverage based upon the most likely potential disasters and events that could interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses or the impact the potential loss of business would have on our future operations. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our results of operations.
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
     One of our most significant and variable costs is aircraft fuel. Aircraft fuel cost per gallon includes the cost of aircraft fuel and the cost of all taxes, fees and surcharges necessary to deliver the aircraft fuel into the aircraft. The amount of aircraft fuel used in our network depends on the mix of aircraft employed in our network, the amount, origin and destination of freight shipped and the number of days the network is operated during each month. A change in aircraft fuel price will affect our total aircraft fuel expense as these factors fluctuate. During the six months ended June 30, 2007, we used between 1.5 million and 1.9 million gallons of aircraft fuel per month in our scheduled freight network as compared to between 1.9 million and 2.4 million gallons for the six months ended June 30, 2006. At current levels of operations in our scheduled freight network, each $0.01 change in the price per gallon of aircraft fuel results in a change in our annual fuel cost of approximately $200,000.
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
     We contract with third parties to provide ground handling and storage services at all of the cities we serve, with the exception of Fort Wayne, Indiana; Seattle, Washington; and Salt Lake City, Utah; and our ground network operations in Los Angeles and San Francisco, California; El Paso, Texas and Denver, Colorado, which are operated by our employees. We also contract with third parties to provide ground transportation at other cities at which we receive and deliver freight at scheduled times. The impact of an increase in the cost or the decrease in the availability of ground handling and storage services could have a material adverse effect on our business.
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
     Our ground freight services depend on having trucks available for service. We own or lease some of the trucks used to provide our ground freight services. We also have agreements with owner operators and contract for dedicated freight hauling capacity under agreements that are terminable on 30 days notice by either party. Failure to have sufficient owner operators or dedicated freight hauling capacity, at contractually determined prices, could result in significantly lower revenues and could make it difficult for us to offer our ground freight product.
     Financial costs and operating limitations imposed by the unionization of our workforce could create material labor problems for our business.
     The pilots of our cargo airline are represented by ALPA, a national union representing airline pilots. We have a Collective Bargaining Agreement with ALPA. The agreement covers all flight crew members of our cargo airline with respect to compensation, benefits, scheduling, grievances, seniority, and furlough and expires December 1, 2013. On February 9, 2007, we began renegotiations with ALPA as permitted under the Collective Bargaining Agreement on crew member compensation and our matching contributions to our 401(k) plan. Because a settlement was not reached by April 9, 2007, both parties submitted their best and final position to a final offer, or “baseball” style arbitration. As of August 15, 2007, the arbitrator’s decision has not been returned. We cannot determine if the outcome of the arbitration will have a material adverse effect on our costs or operations.
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
     In addition, all of the aircraft we operate are subject to FAA directives issued at any time, including directives issued under the FAA’s “Aging Aircraft” program, or directives issued on an ad hoc basis. These directives can cause us to conduct extensive examinations and structural inspections of our aircraft, engines and components and to make modifications to them to address or prevent problems of corrosion, structural fatigue or additional maintenance requirements. In addition, the FAA may mandate installation of additional equipment on our aircraft, the cost of which may be substantial. Apart from these aircraft related regulations, the FAA may adopt regulations involving other aspects of our air carrier operations, such as training, cargo loading, ground facilities and communications. This extensive regulatory framework, coupled with federal, state and local environmental laws, imposes significant compliance burdens and risks that substantially affect our costs.
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
     As of August 15, 2007, our 5% or greater stockholders and their affiliates beneficially owned more than 67.0% of our common stock. In addition, one of our 5% or greater stockholders is a member of our Board of Directors and two other member of our Board of Directors, including our Chairman of the Board, were recommended by certain of our 5% or greater stockholders. These stockholders and their affiliates have substantial influence on and may control the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders and their affiliates may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock.
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
     We intend to retain our earnings for use in our business and do not anticipate paying cash dividends on our shares of common stock or our Series B Redeemable Preferred Stock in the foreseeable future. Further, covenants contained in our Revolving Facility restrict our ability to pay cash dividends on our shares of common stock and in some cases on our shares of our Series B Redeemable Preferred Stock.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2007.

KITTY HAWK, INC.

By:	/s/ JAMES R. KUPFERSCHMID

James R. Kupferschmid
Vice President — Finance and Chief Financial
Officer (Authorized officer and principal
financial officer)